Form 10-Q
period 2000-09-30
MICROTUNE INC
filed 2000-11-09
CIK 1108058

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                        Commission file number 0-31029

                                MICROTUNE, INC.

            (Exact name of registrant as specified in its charter)

                Delaware                             75-2883117
     (State or other jurisdiction of              (I.R.S. Employer
      Incorporation or organization)           Identification Number)

                               2201 Tenth Street
                              Plano, Texas 75074
             (Address of principal executive office and zip code)

                                (972) 673-1600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             YES  X             NO
                                 ---               ---

As of October 31, 2000, 38,350,790 shares of the Registrant's common stock were outstanding.

                                Microtune, Inc.

                                   FORM 10-Q
                              September 30, 2000

                                     INDEX

                                                                                                               Page
Part I Financial Information                                                                                   ----
 Item 1. Financial Statements..................................................................................   3

     Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 (unaudited).......................   3
     Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2000
      and 1999 (unaudited).....................................................................................   4
     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)...   5
     Notes to Consolidated Financial Statements (unaudited)....................................................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................  12

 Item 3. Qualitative and Quantitative Disclosure About Market Risk.............................................  16

     Factors affecting future results..........................................................................  17

Part II Other Information

 Item 1. Legal Proceedings.....................................................................................  28

 Item 2. Changes In Securities and Use of Proceeds.............................................................  28

 Item 4. Submission of Matters to a Vote of Security Holders...................................................  28

 Item 6. Exhibits and Reports on Form 8-K......................................................................  28

Signatures.....................................................................................................  30

                         PART I Financial Information

Item 1. Financial Statements

                                Microtune, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)
                                  (Unaudited)

                                     Assets                                        September 30, 2000   December 31, 1999
                                                                                   -------------------  ------------------

Current assets:
          Cash and cash equivalents..............................................            $ 31,134            $  6,331
          Marketable securities..................................................              50,862              13,798
          Accounts receivable, net of allowance for doubtful accounts of $638 at
               September30, 2000.................................................              10,556                 164
          Inventories............................................................              13,982                   -
          Deferred income taxes..................................................               1,448                   -
          Other current assets...................................................               1,896                  22
                                                                                             --------            --------
               Total current assets..............................................             109,878              20,315

Property and equipment, at cost:
          Leasehold improvements.................................................               1,652                 418
          Manufacturing equipment................................................              12,248                   -
          Other equipment........................................................               2,909               2,445
          Furniture and fixtures.................................................                 737                  82
          Computer software......................................................               1,795                 724
                                                                                             --------            --------
                                                                                               19,341               3,669
          Less accumulated depreciation..........................................               5,133               1,879
                                                                                             --------            --------
                                                                                               14,208               1,790
Intangible assets, net of accumulated amortization of $2,143.....................               6,804                   -
Goodwill, net of accumulated amortization of $4,160..............................              23,692                   -
Deferred income taxes............................................................                 423                   -
Other assets and deferred charges................................................                 307                 172
                                                                                             --------            --------
                    Total assets.................................................            $155,312            $ 22,277
                                                                                             ========            ========

                    Liabilities and Stockholders' Equity

Current liabilities:
          Accounts payable.......................................................            $  7,044            $    223
          Accrued expenses.......................................................               7,910                  84
          Accrued compensation...................................................               1,543                 365
                                                                                             --------            --------
               Total current liabilities.........................................              16,497                 672

Deferred income taxes............................................................               3,077                   -
Other noncurrent liabilities.....................................................               1,095                   -
Commitments

Stockholders' equity:
     Preferred stock, $0.001 par value
          Authorized shares - 25,000 at September 30, 2000 and 18,999 at
               December 31, 1999
          Issued and outstanding series A through D convertible shares - 7,830
               at December 31, 1999..............................................                   -                   8
     Common stock, $0.001 par value
          Authorized shares - 150,000 at September 30, 2000 and 100,000 at
               December 31, 1999
          Issued and outstanding shares - 38,342 at September 30, 2000 and 7,943
               at December 31, 1999..............................................                  38                   8
     Additional paid-in capital..................................................             179,353              36,819
     Loans receivable from stockholders..........................................                (788)               (207)
     Accumulated other comprehensive loss........................................                (988)                  -
     Accumulated deficit.........................................................             (42,972)            (15,023)
                                                                                             --------            --------
               Total stockholders' equity........................................             134,643              21,605
                                                                                             --------            --------
                    Total liabilities and stockholders' equity...................            $155,312            $ 22,277
                                                                                             ========            ========

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                     September 30,
                                                                     ------------------------          -------------------------
                                                                       2000             1999              2000             1999
                                                                     -------          -------          --------          -------
Net revenues.............................................            $19,935          $     -          $ 48,896          $     -
Cost of revenues.........................................             12,654                -            32,585                -
                                                                     -------          -------          --------          -------
Gross margin.............................................              7,281                -            16,311                -
Operating expenses:
     Research and development:
          Stock option compensation......................                365              107               991              522
          Other..........................................              4,093              612             9,770            1,423
                                                                     -------          -------          --------          -------
                                                                       4,458              719            10,761            1,945
     Acquired in-process research and development........                  -                -            12,692                -
     Selling, general and administration:
          Stock option compensation......................                715               43             2,093              177
          Other..........................................              4,073            1,661            12,170            4,172
                                                                     -------          -------          --------          -------
                                                                       4,788            1,704            14,263            4,349
     Amortization of intangible assets and goodwill......              1,829                -             6,222                -
                                                                     -------          -------          --------          -------
          Total operating expenses.......................             11,075            2,423            43,938            6,294
                                                                     -------          -------          --------          -------
Loss from operations.....................................             (3,794)          (2,423)          (27,627)          (6,294)
Other income (expense):
     Interest income.....................................                864              161             1,360              359
     Foreign currency translation and transaction gains
          (losses), net..................................               (547)               -              (476)               -
     Other...............................................                 20                -               480                -
                                                                     -------          -------          --------          -------
Loss before provision for income taxes...................             (3,457)          (2,262)          (26,263)          (5,935)
Provision for income taxes...............................                936                -             1,686                -
                                                                     -------          -------          --------          -------
Net loss.................................................            $(4,393)         $(2,262)         $(27,949)         $(5,935)
                                                                     =======          =======          ========          =======
Basic and diluted loss per common share..................            $ (0.16)         $ (0.36)         $  (1.96)         $ (0.87)
                                                                     =======          =======          ========          =======
Weighted-average shares used in computing basic and
     diluted loss per common share.......................             27,023            6,264            14,265            6,841
                                                                     =======          =======          ========          =======

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                             --------------------------------
                                                                                 2000                1999
                                                                             ------------        ------------
Operating activities:
     Net loss....................................................            $    (27,949)       $     (5,935)
     Adjustments to reconcile net loss to cash used in operating activities, net of effects of business combination:
          Depreciation...........................................                   4,361                 745
          Amortization of intangible assets and goodwill.........                   6,222                   -
          Acquired in-process research and development...........                  12,692                   -
          Foreign currency translation and transaction gains
               (losses), net.....................................                     476                   -
          Stock option compensation..............................                   3,084                 699
          Deferred income taxes..................................                    (794)                  -
          Changes in operating assets and liabilities:
               Accounts receivable...............................                  (2,560)                  -
               Inventories.......................................                  (4,713)                  -
               Other assets......................................                     305                 (17)
               Accounts payable..................................                   2,488                 (25)
               Accrued expenses..................................                   3,084                  38
               Accrued compensation..............................                  (2,870)                 66
                                                                             ------------        ------------
                    Net cash used in operating activities........                  (6,174)             (4,429)
Investing activities:
     Net cash acquired in acquisition of HMTF Acquisition........                   3,550                   -
     Purchases of marketable securities..........................                (101,373)            (12,038)
     Proceeds from sales and maturities of marketable securities.                  64,308              15,324
     Purchases of property and equipment.........................                 (11,234)               (847)
     Sale of property and equipment..............................                     249                   -
     Purchase of intangible assets...............................                    (887)                  -
     Payments on loans receivable................................                     (77)                  -
     Proceeds from loans receivable..............................                     335                   -
                                                                             ------------        ------------
                    Net cash provided by (used in) investing
                         activities..............................                 (45,129)              2,439
Financing activities:
     Proceeds from initial public offering of common stock.......                  66,770                   -
     Proceeds from issuance of Series F preferred stock..........                   9,600                   -
     Proceeds from exercise of stock options.....................                     143                 189
     Proceeds from the release of funds in escrow................                       -               3,000
     Proceeds from loans receivable from stockholders............                     432                   -
                                                                             ------------        ------------
                    Net cash provided by financing activities....                  76,945               3,189
Effect of foreign currency exchange rate changes on cash.........                    (839)                  -
                                                                             ------------        ------------
Net increase in cash and cash equivalents........................                  24,803               1,199
Cash and cash equivalents at beginning of period.................                   6,331                 712
                                                                             ------------        ------------
Cash and cash equivalents at end of period.......................            $     31,134        $      1,911
                                                                             ============        ============

See accompanying notes.

                                Microtune, Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 2000
                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2000 and 1999 have been prepared by Microtune, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 declared effective on August 4, 2000.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2000 have been made. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results of operations to be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Completion of Initial Public Offering

On August 4, 2000, the Company completed its initial public offering. The Company issued 4.6 million shares of common stock in exchange for net proceeds of approximately $66.8 million. Upon the completion of the initial public offering, all then outstanding convertible preferred stock converted into an aggregate of 23.1 million shares of common stock and all outstanding warrants were automatically exercised for 2.2 million shares of common stock.

3.  Acquisition of HMTF Acquisition (Bermuda), Ltd.

On January 10, 2000, the Company combined with HMTF Acquisition (Bermuda), Ltd. (HMTF Acquisition), the ultimate parent company of Temic Telefunken Hochfrequenztechnik GmbH (Temic), in a transaction accounted for as a purchase business combination. HMTF Acquisition acquired Temic on December 22, 1999. Temic is now called Microtune GmbH & Co. KG (Microtune KG). Microtune KG manufactures, markets and sells RF systems solutions. The consideration in the combination consisted of 3,318,513 shares of Series E Preferred Stock and warrants to purchase up to 2,212,342 shares of common stock at an exercise price of $0.001 per share. The results of operations of HMTF Acquisition are included in the results of the Company from the date of acquisition. The components of the aggregate cost of the combination were as follows (in thousands, except share data):


Fair market value of 3,318,513 shares of Series E Preferred Stock.................       $55,548
Fair market value of warrants to purchase 2,212,342 shares of the
        Company's common stock....................................................         7,411
Transaction costs.................................................................           185
                                                                                         -------
Total combination cost............................................................       $63,144
                                                                                         =======

The fair values of the Series E Preferred Stock and the warrants were based on the estimated fair value of the Company's common stock at the date of the combination and the cash purchase price paid by HMTF Acquisition for Microtune KG on December 22, 1999 of $60.0 million.

The cost of the acquisition has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):


Working capital.........................................................   $11,206
Property and equipment..................................................     6,118
Intangible assets.......................................................     8,037
Goodwill................................................................    27,898
Acquired in-process research and development costs charged to expense...    12,692
Deferred income taxes...................................................    (1,490)
Other assets and liabilities, net.......................................    (2,329)
Loans receivable from stockholders......................................     1,012
                                                                           -------
Total combination cost..................................................   $63,144
                                                                           =======

The estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of Microtune KG.

Amounts allocated to acquired in-process research and development were expensed at the date of acquisition because the purchased research and development had no alternative future uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The acquired in-process research and development projects were assessed, analyzed and valued using the exclusion approach articulated by the Securities and Exchange Commission. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believes to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and revenue shortfalls in the event that the Company is unable to successfully complete and commercialize the projects.

The acquired in-process technology relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set- top box, multimedia and automotive product groups, respectively. The estimated cost of completion of the development projects as of the acquisition date was approximately $375,000, $50,000, $375,000 and $2,050,000 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. As of September 30, 2000, the amounts expended towards completing the development projects as of the acquisition date were approximately $300,000, $40,000, $305,000 and $1,045,000 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. The estimated dates of completion of the development projects as of September 30, 2000 were December 2000, November 2000, November 2000 and December 2002 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively.

The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products for the next ten years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rate utilized to discount the net cash flows to present value was 22% based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects. Projected net cash flows from such products are based on estimates of revenues and operating profit related to such products. Management expects that the purchased research and development generally will be successfully developed into commercially viable products. However, there can be no assurance that commercial viability or timely release of these products will be achieved.

In connection with the combination with HMTF Acquisition, the Company acquired the principal assets of The Tuner Company, an independent distributor of products for Microtune KG in North America, for $931,000 and the assumption of certain liabilities.

During the three months ended September 30, 2000, the Company converted its German subsidiary from a GmbH (corporation) to a KG (partnership) effective January 1, 2000. As this action was contemplated in the acquisition of HMTF Acquisition, the impact of this change in structure was reflected as an adjustment of the purchase price allocation on the conversion date resulting in reductions of goodwill and the non-current deferred income tax liability of $2,530,000.

The following unaudited pro forma information presents the results of operations of the Company as if the combination with HMTF Acquisition and the acquisition of The Tuner Company had occurred as of January 1, 1999. The pro forma information has been prepared by combining the results of operations of the Company, HMTF Acquisition, Microtune KG and The Tuner Company with adjustments to eliminate the 1999 charge for acquired in-process research and development costs and to record additional amortization expense and the impact on the provision for income taxes resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data):


Revenue................................................... $ 46,759
Loss from operations......................................  (13,865)
Net loss..................................................  (11,160)
Basic and diluted net loss per common share...............    (1.82)

Prior to the combination with HMTF Acquisition, the Company was in the development stage and had been engaged primarily in raising capital, recruiting RF and analog engineers, product research and development, and developing relationships with potential customers and suppliers.

4.  Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 on revenue recognition. Management believes that the adoption of SAB No. 101, which is effective in the fourth quarter of 2000, will not have a material impact on the revenues, earnings or financial position of the Company.

The Financial Accounting Standards Board has issued Financial Accounting Standard (FAS) No. 133 on accounting for derivatives and hedges, which as amended, will be effective for the Company's fiscal year beginning January 1, 2001. FAS No. 133 requires that all derivatives be recognized at fair value on the balance sheet and that related gains and losses be included in net income or comprehensive income depending on the nature of the hedging relationship. Currently, the Company has not entered into contracts that will be classified as derivative financial instruments under FAS No. 133. However, the Company may enter into contracts that are classified as derivative financial instruments in the future. Management believes that FAS No. 133 will not have an impact on the results of operations or financial position of the Company when adopted, however management cannot estimate its impact on future results of operations and financial position.

5.  Income Taxes

The provision for the three and nine months ended September 30, 2000 consists of foreign income taxes and U.S. state franchise taxes.

On July 14, 2000, the German government approved a tax reform that will reduce tax rates of retained earnings, currently 40%, and earnings distributed as a dividend, currently 30%, to a flat rate of 25% effective January 1, 2001. This change was treated as a discreet event for income tax purposes resulting in a reduction in net deferred tax assets and an increase in the provision for income taxes of approximately $134,000 for the three and nine months ended September 30, 2000.

6.  Foreign Currency Gains (Losses)

Effective July 1, 2000, the Company changed the functional currency of its Philippine and German subsidiaries to the U.S. Dollar from the German Mark. The functional currency was changed to the U.S. Dollar from the German Mark at these locations as a result of the manner these entities are now managed and operated. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in U.S. dollars are recognized currently in the statement of operations as a component of foreign currency gains and losses.

7.  Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during each period and common equivalent shares consisting of preferred stock, stock options, warrants, restricted stock subject to repurchase rights and employee stock purchase plan shares.

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):


                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
Preferred stock convertible into common stock.......          -         12,925
Stock options.......................................      7,773          2,839
Warrants............................................          -             41
Restricted common stock.............................        239            945
Employee stock purchase plan........................          8              -
                                                       --------       --------
Total anti-dilutive securities excluded.............      8,020         16,750
                                                       ========       ========

8.  Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of bank deposits and money market funds. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company's investments in debt securities are comprised of high-credit quality debt securities in accordance with the Company's investment policy. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. At September 30, 2000 and December 31, 1999, the Company's debt securities were classified as available for sale. As of September 30, 2000 and December 31, 1999, the Company owned asset-backed commercial paper stated at cost of $50.9 million and $13.8 million, respectively, which approximated its fair value at September 30, 2000 and December 31, 1999. The Company's investment in asset-backed commercial paper matured within 32 days of September 30, 2000 and December 31, 1999. The fair value of marketable securities is estimated based on quoted market prices.

9.  Inventories

Inventories as of September 30, 2000 consist of the following (in thousands):

     Finished goods...............................   $ 4,129
     Work in process..............................     1,617
     Raw materials................................     8,236
                                                     -------
                                                     $13,982
                                                     =======

10.  Accrued Expenses

Accrued expenses as of September 30, 2000 consist of the following (in thousands):

     Accrued warranty obligation..................   $1,048
     Accrued income taxes.........................    2,054
     Deferred income taxes........................      695
     Other........................................    4,113
                                                     ------
                                                     $7,910
                                                     ======

11.  Stock Plans

During 1999 through July 2000, the Company issued stock options that were deemed to have been issued at less than fair market value at the date of grant and recorded $17.2 million and $3.2 million in 2000 and 1999, respectively, for deferred stock compensation. This deferred stock compensation is being recognized over the respective vesting periods of the stock options, which range from one to six years. As of September 30, 2000 and December 31, 1999, unamortized deferred stock compensation was $16.4 million and $2.3 million, respectively.

The Company began an employee stock purchase plan on August 4, 2000, the date of the Company's initial public offering, for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. At September 30, 2000, 400,000 shares were reserved for future issuance.

12.  Geographic Information and Significant Customers

The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States. The Company also has a significant design center in Germany and two manufacturing facilities in the Philippines. Revenues by geographical area are summarized below for the three and nine months ended September 30, 2000 (in thousands):


                                                           Three Months            Nine Months
                                                              Ended                   Ended
                                                           September 30,          September 30,
                                                               2000                    2000
                                                          ---------------        ---------------
North America..........................................   $         9,829        $        23,680
Europe.................................................             2,452                  9,047
Asia Pacific...........................................             7,133                 15,109
Other..................................................               521                  1,060
                                                          ---------------        ---------------
                                                          $        19,935        $        48,896
                                                          ===============        ===============

Sales to DaimlerChrysler and Motorola/General Instrument accounted for approximately 22% and 11%, respectively, of consolidated net revenues for the nine months ended September 30, 2000 and approximately 16% and 13%, respectively, of consolidated net revenues for the three months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations'

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Results" in this report and to the risk factors set out in the Company's Registration Statement on Form S-1 declared effective on August 4, 2000, which describes factors that could cause actual events to differ from those contained in the forward looking statements.

Overview

     History

     We were incorporated in Texas in May 1996 and began operations in August 1996. In June 2000, we reincorporated in Delaware. From inception until December 31, 1999, our primary activities consisted of raising capital, recruiting radio frequency and analog engineers, developing our silicon integrated circuit tuner for broadband radio frequencies and initiating relationships with potential customers and suppliers.

     In January 2000, we combined with Temic Telefunken Hochfrequenztechnik GmbH and its affiliated companies. Temic was founded in the early 1900's in Germany. In the late 1940's, Temic began developing mechanical radio frequency tuners, and in the late 1960's, it was the first company to develop an electronic radio frequency tuner. The two companies have been operating as one company since the combination in January 2000. In addition, Temic converted to a KG and changed its name to Microtune GmbH & Co. KG, referred to as Microtune KG, in August 2000.

     Financial Information

     We are a radio frequency silicon and systems company, specializing in high-performance radio frequency tuners and transceivers to the broadband communications markets. We design and develop highly integrated broadband gateway radio frequency integrated circuits and modules for use in cable modems, PC/TVs, set-top boxes, cable telephony, digital TV and other consumer electronics devices.

     Since inception we have incurred significant losses, and as of September 30, 2000, we had an accumulated deficit of approximately $43.0 million. As a result of our combination with Microtune KG, our primary activities have expanded to include the design, manufacture and sale of radio frequency modules. In March 2000, we began shipment of our single chip silicon tuner. To date, substantially all of our revenues have been derived from sales of our tuner modules rather than from our modules containing our silicon chips, known as MicroModules, or our single chip silicon tuner, which we are beginning to market at this time and from which we expect to receive revenue in the future. These tuner modules were primarily developed, manufactured and marketed by Microtune KG prior to the combination. Our limited combined operating history makes the prediction of future results of operations difficult, and accordingly, we may not achieve or sustain revenue growth or profitability.

     The time lag between product availability and volume shipment can be significant due to a sales process that includes customer qualification of our products and can take as long as two years, during which we continue to evolve our technology. As a result of our combination with Microtune KG, we have broadened our product suite to include radio frequency modules.

     We recognize revenues from our products upon shipment to a customer or upon notification of customer receipt, depending on the contract terms. We provide at least a one year warranty on all products and record a related provision for estimated warranty costs at the date of sale.

     We traditionally experience seasonal fluctuations in our revenues from January through August, primarily as a result of consumer electronics manufacturers using this time frame to develop new products for the holiday season. We experienced this seasonality worldwide, but particularly in our European markets in 1999. In addition, one of our key customers decreased its production in the same time period in 1999. This trend did not occur in 2000, because of a shift in our product mix to more cable modem products, which have been in high demand, but sales of these products have been limited by component shortages.

     We have invested heavily in research and development of our radio frequency integrated circuits and systems technology. We expect to increase our investment in these areas in absolute dollars to further develop our radio frequency products. This investment will include the continued recruitment of radio frequency and analog integrated circuit designers and systems engineers, acquisition of test, development and production equipment and expansion of facilities for research and manufacturing. As a result, we may continue to incur substantial losses from operations for the foreseeable future.

     We use IBM and x-FAB to manufacture our wafers and Amkor to assemble our radio frequency integrated circuits. We perform final testing, packing and shipping of our radio frequency integrated circuits at our facility in Plano, Texas and at Amkor. With respect to our tuner modules, we perform all of our assembly, tuning and test functions in our factories in Manila, Philippines. As a result of our combination, we have recently experienced a period of rapid growth and expansion. To manage this growth and any future growth effectively, we intend to enhance our existing operational and financial systems and hire additional qualified administrative, finance and information technology personnel. We also moved our U.S. corporate headquarters to a new facility in Plano, Texas during September 2000, which is expected to increase our operating expenses in absolute dollars.

Results of Operations

     The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of net revenues:


                                                               Three Months          Nine Months
                                                                  Ended                 Ended
                                                               September 30,        September 30,
                                                                   2000                 2000
                                                             -----------------    -----------------
Net revenues...............................................        100%                 100%
Cost of revenues...........................................         63                   67
                                                                  ----                 ----
Gross margin...............................................         37                   33
Operating expenses:
     Research and development:
          Stock option compensation........................          2                    2
          Other............................................         21                   20
                                                                  ----                 ----
                                                                    23                   22
     Acquired in-process research and development..........          -                   26
     Selling, general and administration:
          Stock option compensation........................          4                    4
          Other............................................         20                   25
                                                                  ----                 ----
                                                                    24                   29
     Amortization of intangible assets and goodwill........          9                   13
                                                                  ----                 ----
          Total operating expenses.........................         56                   90
                                                                  ----                 ----
Loss from operations.......................................        (19)                 (57)
Other income ..............................................          2                    3
                                                                  ----                 ----
Loss before provision for income taxes.....................        (17)                 (54)
Provision for income taxes.................................          5                    3
                                                                  ----                 ----
Net loss...................................................        (22)%                (57)%
                                                                  ====                 ====

Comparison of the Three and Nine Months Ended September 30, 2000 and 1999.

Net Revenues.

     Revenues are recorded net of a provision for returns. Our net revenues from the sale of our products were $19.9 million and $48.9 million in the three and nine months ended September 30, 2000, respectively. We did not generate net revenues from the sale of our products in the nine months ended September 30, 1999. Recent supplier capacity constraints have affected our ability to meet customer demand for our products in the nine months ended September 30, 2000. We expect these supplier capacity constraints to continue through the remainder of 2000 and possibly into 2001, and they may adversely affect revenue growth during that time.

Cost of Revenues.

     Cost of revenues includes the cost of purchases for subcontracted materials, integrated circuit assembly, factory labor and overhead and warranty costs. In addition, we perform final testing of our products and incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. We have only recently begun manufacturing our silicon products and as a result expect our costs to decrease on a per unit basis as our suppliers and our test personnel develop experience in producing our products. Our subcontracted materials experience cyclical trends in pricing due to fluctuations in demand. In many cases, we do not have written commitments from our suppliers for guaranteed supply. Our cost of revenues in the three and nine months ended September 30, 2000 were $12.7 million and $32.6 million, respectively, or 63% and 67% of net revenues, respectively. During 2000, gross margins have improved primarily due to our strategy of adding increased functionality to our radio frequency tuner modules, increased efficiencies in our manufacturing facilities and the change in our product mix with increased focus in the cable modem market. We do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which we expect will be offset as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product. We did not generate revenues from the sale of products in the nine months ended September 30, 1999 and, therefore, did not incur cost of revenues.

Research and Development.

     Research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development expenses increased 520% from $0.7 million in the three months ended September 30, 1999 to $4.5 million, or 23% of net revenues, in the three months ended September 30, 2000. Research and development expenses increased 453% from $1.9 million in the nine months ended September 30, 1999 to $10.8 million, or 22% of net revenues, in the nine months ended September 30, 2000. The increase in research and development expenses in the three and nine months ended September 30, 2000 primarily reflects the addition of $0.9 million and $2.6 million, respectively, of expenses associated with Microtune KG operations, as well as recruiting of engineers, purchases of additional prototype materials associated with the design process and an increase in the stock compensation charge related to options granted to employees. We expect that research and development expenses will increase in absolute dollars in future periods, and may increase or fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation does not affect our total stockholders' equity or cash flows.

Acquired In-Process Research and Development.

     As a result of our combination with Microtune KG, we recorded acquired in-process research and development costs of $12.7 million for the nine months ended September 30, 2000. Amounts allocated to acquired in-process research and development were expensed at the date of combination, because the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing.

Selling, General and Administrative.

     Selling, general and administrative expenses include our personnel-related expenses for administrative, financial, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administrative expenses increased 181% from $1.7 million in the three months ended September 30, 1999 to $4.8 million, or 24% of net revenues, in the three months ended September 30, 2000. Selling, general and administrative expenses increased 228% from $4.3 million in the nine months ended September 30, 1999 to $14.3 million, or 29% of net revenues, in the nine months ended September 30, 2000. The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2000 primarily reflects the addition of $2.4 million and $6.7 million of expenses associated with Microtune KG operations as well as recruiting of sales and administrative personnel, and an increase in the stock option compensation charge related to options granted to employees. Stock option compensation does not affect our total stockholders' equity or cash flows.

Amortization of Intangible Assets and Goodwill.

     The amortization of intangible assets and goodwill of $1.8 million and $6.2 million in the three and nine months ended September 30, 2000, respectively, results principally from our combination with Microtune KG. The combination has been accounted for using the purchase method of accounting. The purchase price allocated to intangible assets of $8.0 million is being amortized over the estimated useful lives of the related assets of one to five years. Goodwill resulting from the transaction totaled $27.9 million and is being amortized over five years. We had immaterial amortization charges in the three and nine months ended September 30, 1999.

Other Income (Expense).

     Other income (expense) consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

     Interest income increased 437% from $0.2 million in the three months ended September 30, 1999 to $0.9 million in the three months ended September 30, 2000. Interest income increased 279% from $0.4 million in the nine months ended September 30, 1999 to $1.4 million in the nine months ended September 30, 2000. Interest income is earned from high quality, short-term investments from cash generated by our five private placement equity rounds of funding and our initial public offering on August 4, 2000.

     The foreign currency translation and transaction loss of $0.5 million in the three and nine months ended September 30, 2000 relates to the operations of Microtune KG and its subsidiaries. We used the German Mark as the functional currency for Microtune KG's and its subsidiaries' financial statements through June 30, 2000. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG and its subsidiaries outside of Germany into German Marks were recognized in the statements of operations as a component of foreign currency gains and losses through June 30, 2000. Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG and its subsidiaries into U.S. Dollars were included as a component of stockholders' equity through June 30, 2000.

     Starting July 1, 2000 we use the U.S. Dollar as the functional currency for Microtune KG's and its subsidiaries' financial statements. The functional currency was changed to the U.S. Dollar from German Marks for these entities as a result of the manner these entities are now managed and operated. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in U.S. dollars of Microtune KG and its subsidiaries into U.S. Dollars are recognized currently in the statement of operations as a component of foreign currency gains and losses.

Income Taxes.

     Prior to our combination with Microtune KG, we had not recognized any provision for income taxes. We have a net operating loss carryforward for U.S. federal income tax purposes of approximately $13.5 million as of December 31, 1999. In addition, we have unutilized research and development tax credits of $0.4 million. Due to the uncertainty of our ability to utilize these deferred tax assets they have been fully reserved.

     The provision for income taxes in the three and nine months ended September 30, 2000 consists of foreign income taxes on the income of Microtune KG and its subsidiaries and U.S. state franchise taxes.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the issuance of convertible preferred stock which has generated net cash proceeds of approximately $44.2 million. On August 4, 2000, the Company issued 4.6 million common stock shares in its initial public offering that raised net proceeds of approximately $66.8 million. As of September 30, 2000, we had net working capital of $93.4 million, including $82.0 million of cash, cash equivalents and marketable securities. Our marketable securities consist of high quality, short-term investments.

     At September 30, 2000, Microtune KG had credit agreements with two banks which provide for borrowings of up to $2.7 million. Both agreements are cancellable upon notification by the bank. Borrowings under these agreements bear interest at rates determined from time to time by the banks (rates were 7.50% and 8.00% at September 30, 2000). At September 30, 2000, no borrowings were outstanding under these credit agreements.

     Investments in property and equipment were $0.6 million in 1997, $1.5 million in 1998, $0.9 million in 1999 and $11.2 million in the nine months ended September 30, 2000. We expect capital expenditures to increase substantially over the next 12 months as we expand our manufacturing and test capacity to support our anticipated increase in production. Other uses of cash include the funding of operating activities, which were $2.3 million in 1997, $2.7 million in 1998, $6.5 million in 1999 and $6.2 million in the nine months ended September 30, 2000.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Factors Affecting Future Results" section.

     Following our combination with Microtune KG, we now transact both sales and purchases in multiple foreign currencies, including Euros, German Marks and Philippine Pesos. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains. We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk.

     Our net investment in foreign subsidiaries, translated into U.S. dollars using exchange rates at September 30, 2000 was $48 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.8 million.

     On January 1, 1999, 11 European Union member states (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) adopted the Euro as their common national currency. Until January 1, 2002, either the Euro or a participating country's national currency will be accepted as legal tender. Beginning on January 1, 2002, Euro- denominated bills and coins will be issued, and by July 1, 2002, only the Euro will be accepted as legal tender. We do not expect future balance sheets, statements of operations or statements of cash flows to be materially impacted by the Euro conversion.

     As of September 30, 2000, we had short-term investments of $50.9 million. All of these short-term investments consisted of highly liquid investments with remaining maturities not greater than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the September 30, 2000 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     At September 30, 2000 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

Factors Affecting Future Results

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

If we are unable to migrate our customers over time from our modules using discrete components to the MicroTuner or our modules that incorporate the MicroTuner, our operating results could be harmed.

     Currently, substantially all of our revenues are from the sale of our tuner modules using discrete, third-party components. Our future success will depend on our ability to successfully migrate our customers from our modules that use discrete components to the all-silicon MicroTuner, or MicroModules containing the MicroTuner, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

We have not completed our integration with Microtune KG's operations and we may be unable to do so effectively.

     We have recently combined with Microtune KG and we are still in the process of integrating Microtune KG's German and Philippines operations with ours. Integrating operations of two ongoing businesses can be difficult especially when they are located in different countries. In addition to integrating the operational aspects of our two companies, we will also face challenges coordinating and consolidating our financial reporting functions. For example, our accounting functions utilize different software programs, and Microtune KG's consolidated financial statements have historically been prepared based on German generally accepted accounting principles. We may not be able to complete this integration on a timely and cost-effective basis.

As a result of the Microtune KG acquisition, we have recorded $35.9 million of goodwill and acquired intangibles, the amortization of which will negatively affect our net profits.

     As a result of the Microtune KG acquisition, we have recorded $35.9 million of goodwill and acquired intangibles which will be amortized over one to five years. This will increase our net loss or decrease our net income by approximately $7.5 million in 2000 and $7.1 million in each of 2001 through 2004. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment could be considered impaired and could be subject to earlier write-off. In such event, our net income or net loss in any given period could be lower or greater, respectively, than anticipated and the market price of our stock could decline.

We are dependent upon third parties, some of which compete with us, for the supply of components for our module manufacturing. Our failure to obtain components for our module manufacturing would seriously harm our ability to ship modules to our customers in a timely manner.

     Many of the components for our modules are sole-sourced, meaning that we are dependent upon one supplier for a specific component. At times we have experienced significant difficulties in obtaining an adequate supply of components necessary for our manufacturing operations, which have on occasion prevented us from delivering radio frequency products to our customers in a timely manner. For example, we are currently not receiving our expected allocation of components from a significant sole-source supplier which has constrained, and which we expect to continue to constrain, our ability to meet customer demand through the remainder of 2000 and possibly into 2001.

     We usually do not have long-term supply agreements with our suppliers and instead obtain components on a purchase order basis. Our suppliers typically have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements often represent a small portion of the total production capacity of our suppliers, and our suppliers may reallocate capacity to other customers even during periods of high demand for our radio frequency products. In addition, some of our suppliers offer or may offer products that compete with our radio frequency products. As a result, these suppliers may preferentially allocate their components to in-house or third party manufacturers, rather than us.

     If our suppliers were to become unable or unwilling to continue manufacturing or supplying the components that we utilize in our radio frequency products, our business would be seriously harmed. As a result, we would have to identify and qualify substitute suppliers or design around the component. This would be time-consuming and difficult, and may result in unforeseen manufacturing and operations problems. This may also require our customers to requalify our or their products, which may be a lengthy process. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could impede our ability to meet customer demand for timeliness, performance and quality, which could harm our reputation and our business.

If we are unable to develop and introduce new radio frequency products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be substantially harmed.

     Our future success will depend on our ability to develop new radio frequency products for existing and new markets, introduce these products in a cost-effective and timely manner, meet customer specifications and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction and market acceptance of a relatively small number of new products and the timely completion and delivery of those products to customers. For example, we believe that market acceptance of our radio frequency integrated circuits for the cable modem market will be limited until the time that we introduce radio frequency integrated circuits with the power requirements that conform to the evolving specifications of some cable modem manufacturers.

     The development of new radio frequency products is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have no experience, and delivering performance characteristics such as low power consumption at levels that we have not previously achieved. If we are not able to develop and introduce these new products successfully and in a cost-effective and timely manner, we will not be able to successfully penetrate all of our target markets and our operating results would be substantially harmed.

We are experiencing capacity constraints. If we fail to increase production from our manufacturing facilities, we will be unable to meet the current and anticipated demand for our radio frequency modules which could damage our relationships with our customers and result in diminished revenues.

     We are experiencing capacity constraints at our module manufacturing facilities due to increased current and anticipated demand for our radio frequency modules. We are in the process of adding additional production equipment and hiring and training new employees. As we increase capacity and add new products, we must maintain and improve our line, assembly and test yields in order to meet our manufacturing goals.

     We have two module manufacturing facilities in Manila, Philippines, although one of them has only recently begun operations. We also have one integrated circuit test facility in Plano, Texas. The lease covering our first manufacturing facility in the Philippines expires in December 2000. We are currently in negotiations to extend this lease. However, we may not be able to negotiate an extension on commercially reasonable terms or at all. If we are unable to obtain an extension and are unable to find substitute facilities promptly and on commercially reasonable terms, we will encounter further capacity constraints and may experience an interruption of our ability to manufacture our radio frequency modules. In addition, we are currently in the process of expanding our production capacity at our second manufacturing facility in the Philippines by installing additional production equipment. This expansion is not expected to be completed during the year 2000.

     If we fail to increase production and achieve satisfactory yields from our manufacturing facilities, we will be unable to meet the anticipated demand for our radio frequency products. Our failure to meet our customers' demand for our radio frequency products could damage our relationships with our customers and result in diminished revenues.

We face intense competition in the broadband communications and radio frequency tuner markets, which could reduce our market share in existing markets and affect our ability to enter new markets.

     The broadband communications and radio frequency tuner markets are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and automotive markets. We currently compete with tuner system module manufacturers such as Alps, Panasonic and Philips Electronics and potentially with semiconductor companies such as Broadcom and Conexant. This competition has resulted and may continue to result in declining average selling prices for our radio frequency products.

     Many of our current and potential competitors have advantages over us, including:

     .  longer operating histories and presence in key markets;
     .  greater name recognition;
     .  access to larger customer bases;
     . significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources; and
     . relationships with potential customers as a result of the sales of other components, which relationships our competitors can leverage into sales of products competitive with our radio frequency products.

     As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than us.

     Consolidation by industry participants, including in some cases, acquisitions of some of our customers or suppliers by our competitors, or vice versa, could create entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. In fact, some of our suppliers offer or may offer products that compete with our radio frequency products. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets.

If we do not anticipate and adapt to evolving industry standards in the radio frequency tuner and broadband communications markets, our products could become obsolete and we could lose market share.

     Products for broadband communications applications generally are based on industry standards that are continuously evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards.

     Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards will be a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband communications market and, in particular, in the radio frequency tuner market, or to develop and introduce new products successfully into these markets could result in diminished revenues and consequently harm our business.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

     Historically, the average selling price of our products has decreased over the products' lives. In addition, as the markets for radio frequency integrated circuit tuners and transceivers mature, we believe that it is likely that the average unit prices of our radio frequency products will decrease in response to competitive pricing pressures, increased sales discounts and new product introductions. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices.

     In addition, we will seek to increase the sales of our higher margin products. However, our sales, product and process development efforts may not be successful, and our new products or processes may not achieve market acceptance. To the extent that our cost reductions and emphasis on higher margin products do not occur in a timely manner, our results of operations could suffer.

We expect our quarterly operating results to fluctuate.

     Our quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors include:

     . timing, cancellation and rescheduling of significant customer orders which result in revenues being shifted from one quarter to another;
     . ability of our customers to procure the necessary components for their end-products that utilize our radio frequency tuners to conduct their operations as planned for any quarter;
     . pricing concessions on volume sales to particular customers for established time frames;
     .  changes in our product and customer mix between quarters;

     . labor disputes at our manufacturing facilities in the Philippines, which may cause temporary slowdowns or shutdowns of operations; and
     . quality problems with our radio frequency tuners that result in significant returns.

We believe that transitioning our silicon products to higher performance process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

     We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance process technologies in order to produce more efficient and higher performance integrated circuits. We believe this migration is required to remain competitive. Other companies in the industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels.

     Moreover, we are dependent on our relationships with foundries to migrate to higher performance processes successfully. Our foundry suppliers may not make higher performance process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make higher performance process technologies available to us on a timely or cost-effective basis or if we experience difficulties in migrating to these advanced processes, our competitive position and business prospects could be seriously harmed.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss of a key customer could seriously harm our business.

     We have derived a substantial portion of our revenues in the past from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenues. DaimlerChrysler and Motorola/General Instrument accounted for approximately 22% and 11%, respectively, of our net revenues for the nine months ended September 30, 2000 and 16% and 13%, respectively, of our net revenues for the three months ended September 30, 2000. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 85% of total sales for the three months ended September 30, 2000. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.

If we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be harmed.

     We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including the following:

     . most of our customers can stop purchasing our radio frequency tuners with limited notice to us without incurring any significant contractual penalty;
     . most of our customers typically buy our radio frequency tuners through a purchase order, which does not require them to purchase a minimum amount of our radio frequency tuners;
     . many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which relationships may affect their decision to purchase our radio frequency tuners;
     . some of our customers or potential customers offer or may offer products that compete with our radio frequency tuners; and
     . our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our radio frequency tuners.

If we do not maintain or increase sales to existing customers or attract significant new customers, our revenues would diminish and consequently our business would be harmed.

The sales cycle for our radio frequency tuners is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that may not occur when anticipated or at all.

     Our customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our radio frequency tuners. As a result, we may expend significant financial and other resources to develop customer relationships before we recognize any revenues from these relationships, and we may never recognize any revenues from these efforts. Our customers' evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our radio frequency tuners, and our radio frequency tuners must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, as well as sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers.

Uncertainties involving the ordering and shipment of our radio frequency products could harm our business.

     Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers. Generally, our purchase orders provide that our customers may cancel orders until 90 days prior to the shipping date and may reschedule shipments up to 30 days prior to the shipping date; however, in the past, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, in many cases with little or no penalty. Moreover, we routinely manufacture or purchase inventory based on estimates of customer demand for our radio frequency products, which demand is difficult to predict. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship radio frequency products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

We customize a substantial portion of our radio frequency tuners to address our customers' specific radio frequency needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

     We manufacture a substantial portion of our radio frequency tuners to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific radio frequency tuners are developed for unique applications, we expect that some of our current and future customer-specific radio frequency tuners may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. In addition, if our customers fail to purchase these customized radio frequency tuners from us, we risk having substantial unsaleable inventory. If substantial unsaleable inventory occurs, our financial condition would be harmed.

Other technologies for the broadband communications market will compete with some of our target markets. If these technologies prove to be more reliable, faster or less expensive or become more popular, the demand for our radio frequency tuners and our revenues may decrease.

     Some of our target markets, such as cable modem and cable telephony services, are competing with a variety of different non-radio frequency based broadband communications technologies, including digital subscriber line technology. Many of these technologies will compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster or less expensive, reach more customers or have other advantages over radio frequency-based broadband technology, the demand for our radio frequency tuners and our revenues may decrease.

We depend on the continued growth of the broadband communications market generally, and the radio frequency tuner market specifically, for our success.

     We derive a substantial portion of our revenues from sales of radio frequency tuners for broadband communication applications. These markets are characterized by the following:

     .  intense competition;
     .  rapid technological change; and
     . short product life cycles, especially in the consumer electronics markets.

     Although the broadband communications market, in general, has grown rapidly in the last few years, it may not continue to grow or a significant slowdown in this market may occur. In particular, the set-top box, cable modem and cable telephony markets may not grow at a rate sufficient for us to achieve profitability or at all. Because of the uncertainty of the level of competition and the strength of competitors in the broadband communications market, the unproven technology of many products addressing this market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the radio frequency tuner market. In addition, the broadband communications market is transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the radio frequency turner market is partially dependent upon the market acceptance of products and technologies addressing the broadband communications market, and we cannot assure you that the radio frequency technologies upon which our products are based will be accepted by the market. If the demand for radio frequency tuners is not as great as we expect, we may not be able to generate sufficient revenues to become successful.

The semiconductor industry is cyclical. If there is a sustained upturn in the semiconductor market, there could be a resulting increased demand for foundry services, significantly increasing prices and reducing product availability.

     Some of the radio frequency module products that we provide to the broadband communications market require semiconductors. The semiconductor industry periodically experiences increased demand and production capacity constraints. An increased demand for semiconductors could substantially increase the cost of producing our radio frequency products and consequently reduce our profit margins. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions.

We primarily depend on a single third-party wafer foundry to manufacture all of our integrated circuit products, which reduces our control over the integrated circuit manufacturing process.

     We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM, an outside foundry, to produce most of our single-chip silicon tuners, although we are in the process of qualifying x-FAB for manufacturing our silicon tuners. We do not have a long-term supply agreement with IBM and instead obtain manufacturing services on a purchase order basis. IBM has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of this foundry, and IBM may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If IBM were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time-consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional foundries, including x-FAB, we may be exposed to increased risk of capacity shortages due to our dependence on IBM.

We depend on a single third-party subcontractor for integrated circuit packaging which reduces our control over the integrated circuit packaging process

     Our integrated circuit products are packaged by a sole independent subcontractor, Amkor, using facilities located in South Korea. We do not have long-term agreements with Amkor and typically obtain services from them on a purchase order basis. Our reliance on Amkor involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of packaging our products. If Amkor is unable or unwilling to continue to provide packaging services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

We may be unable to integrate operations that we may acquire in the future.

     From time to time, we expect to continue to evaluate acquisitions and may make additional acquisitions in the future. Our acquisition of Microtune KG was our first acquisition of a business. Accordingly, we have limited organizational experience in acquiring and integrating businesses, and we will need to develop the relevant skills if we are to be successful in realizing the benefits of any future acquisitions. If in the future we acquire technologies or businesses, we could have difficulty integrating acquired technology into our product offerings or integrating our technology with an acquired company's products. We could also have difficulty coordinating and integrating overall business strategies, controls, procedures and policies, as well as sales and marketing and research and development efforts. Assimilating employees into our corporate culture and coordinating operations across geographically dispersed locations could prove to be difficult or time consuming. Moreover, we currently do not know and cannot predict the accounting treatment of any future acquisition, in part because we cannot be certain what accounting regulations, conventions or interpretations may prevail in the future. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, and those issuances could be dilutive to our existing stockholders.

Our inability to generate revenues from international sales could harm our financial results.

     For the three and nine months ended September 30, 2000, 51% and 52%, respectively, of our net revenues were from sales outside of North America. We plan to increase our international sales activities by hiring additional international sales personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

Currency fluctuations related to our international operations could harm our financial results.

     We expect a significant portion of our international revenues and expenses to be denominated in foreign currencies. Accordingly, we could experience fluctuations in our financial results due to changing exchange rates rather than operational changes. We may choose to engage in currency hedging activities to reduce these fluctuations in the future.

Our international operations, including our operations in Germany, the Philippines and Korea, may be negatively affected by actions taken or events that occur in countries over which we have no control.

     We currently have facilities and suppliers located outside of the U.S., including research and development operations in Ingolstadt, Germany, and two manufacturing facilities in Manila, Philippines. Furthermore, our current integrated circuit packaging partner is located in Korea, and future foundry and packaging partners also may be located internationally. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if the U.S. imposes significant import restrictions on our products, our ability to import our products into the U.S. from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the far east, in particular in the Philippines where there has been political instability in the past, could result in unpleasant or intolerable conditions for our workers, and ultimately could result in a shutdown of our facilities in that country.

International operations that we may initiate or acquire in the future may subject us to additional business risks, including political instability, and changing or conflicting laws, regulations and tax schemes.

     We may acquire or open additional international operations in Europe and the Pacific Rim region. International expansion or acquisitions, and any subsequent international operations, could be affected by the local conditions in those countries, as well as actions taken by the governments of those countries. To expand our operations internationally, we will have to comply with the laws and regulations of each country in which we conduct business. For example, if a foreign government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in that country could increase substantially, causing a decrease in our gross margins and profitability. We cannot assure you that we will be successful in obtaining the necessary regulatory approval, or in complying with applicable regulations, in those countries or, if such approvals are obtained or such regulations are complied with, that we will be able to continue to comply with these regulations.

Our success could be jeopardized if key personnel leave.

     Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. Our personnel represent a significant asset as the source of our technological and product innovations. The competition for qualified personnel is intense in the radio frequency silicon and radio frequency systems industries. We cannot assure you that we will be able to continue to attract and retain qualified management, technical and other personnel necessary for the design, development, manufacture and sale of our radio frequency products. We may have difficulty attracting and retaining key personnel particularly during periods of poor operating performance. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could harm our business.

Our manufacturing operations could be jeopardized and our production decreased if our labor unions cause labor slowdowns or shutdowns at our union factory.

     One of our manufacturing facilities is covered by union representation. This facility currently manufactures the majority of our tuner module products. If we experience labor slowdowns or shutdowns at this facility due to actions by the labor union, our manufacturing output, and consequently our revenues, could be diminished.

We must manage our growth.

     If we fail to manage our growth, our reputation and results of operations could be harmed. Since December 31, 1999, our total number of employees has grown from 51 to 149 as of September 30, 2000, excluding manufacturing personnel in Manila, Philippines, largely as a result of our acquisition of Microtune KG. In addition, as of September 30, 2000, we had 1,719 employees, primarily manufacturing personnel, in the Philippines. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

Our business may be harmed if we fail to protect our proprietary technology.

     We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Our ability to sell our radio frequency tuners may suffer if any outstanding claims of intellectual property infringement against us or one of our customers is valid or if any other third party claims that we or our customers infringe on their intellectual property.

     The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In addition, our customers may be subject to infringement claims for products incorporating our radio frequency products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the infringement claim and request indemnification from us. For example, in the past, we have been notified of a claim against one of our PC/TV tuner customers for which the customer made a claim for indemnification from us. The underlying claim has not been resolved; however, we do not believe that our tuner infringes on the intellectual property that is the subject of the underlying claim. We are not, nor have we ever been, a party to this lawsuit. However, if the litigation results in an adverse result for our customer, it may reduce or completely eliminate marketing of its infringing product, which would decrease sales of our radio frequency tuners to this customer. Further, if our customer prevailed in its claim for indemnification against us, or if we were found to infringe on any other third- party intellectual property, we could be required to:

     . pay substantial damages such as a royalty on our historical and future product sales;
     .  indemnify our customers for their legal fees and damages paid;
     .  stop manufacturing, using and selling the infringing products;
     .  expend significant resources to develop non-infringing technology;
     . discontinue the use of some of our processes; or . obtain licenses to the technology.

We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms, or at all. These problems might not be resolved in time to avoid harming our results of operations.

     Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

The products of our customers are subject to governmental regulation.

     Governmental regulation could place constraints on our customers and consequently minimize our customers' need or desire for our radio frequency products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the U.S. Similar governmental agencies regulate our target markets in other countries. Although our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct government regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, it is possible that demand for our radio frequency products will decrease if equipment incorporating our products fails to comply with FCC emissions specifications.

                           Part II Other Information

Item 1. Legal Proceedings

     The Company is not party to any material legal proceedings.

Item 2. Changes In Securities and Use of Proceeds

     Between July 1, 2000 and September 30, 2000, the Company issued 121,197 shares of unregistered common stock upon the exercise of outstanding options to 29 employees and consultants at an average exercise price of $0.33. Between July 1, 2000 and September 30, 2000, the Company issued 2,212,194 shares of unregistered common stock upon the exercise of outstanding warrants to 2 entities at an exercise price of $0.001 per share. The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, and Section 4(2) of the Securities Act, respectively, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 and sales to accredited investors pursuant to Section 4(2). Each recipient had adequate access, through his or her relationship with the Company to information about the Company.

     The Company registered the initial public offering of its common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-36340) which was declared effective on August 4, 2000. The offering closed on August 9, 2000. The managing underwriters of the offering were Goldman Sachs, Chase H&Q, SG Cowen and Bear, Stearns & Co., Inc. A total of 4,600,000 shares of common stock were sold by the Company in the offering at a price of $16.00 per share, resulting in gross proceeds of $73.6 million. The underwriting discount was $5.2 million and the other expenses related to the offering totaled approximately $1.6 million.

     From the time of receipt through September 30, 2000, the Company has applied its net proceeds from the offerings toward funding capital expenditures. Net cash used from the offerings for capital expenditures totaled $3.0 million through September 30, 2000. The Company is currently investing the remainder of the proceeds in interest-bearing, investment grade securities for future use.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               The following exhibit is filed herewith.

               27.1 Financial data schedule

     (b)  Reports on Form 8-K

          There were no Form 8-K's filed during the quarter ended September 30, 2000.

                                  Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 9, 2000


                              /s/ Everett (Buddy) Rogers
                         ------------------------------------------------------
                         Everett (Buddy) Rogers
                         Chief Financial Officer and Vice President of Finance and Administration
                         (Principal Financial and Accounting Officer)