Form 10-K405
period 2000-12-31
MICROTUNE INC
filed 2001-03-20
CIK 1108058

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

      (Mark One)

      [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the fiscal year ended:  December 31, 2000
                                       OR

      [_] Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the transition period from ____________ to ____________

                        Commission File Number 0-26473
                       ---------------------------------
                                MICROTUNE, INC.

            (Exact name of registrant as specified in its charter)



                 Delaware                                75-2883117
-------------------------------------            --------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)

             2201 Tenth Street
               Plano, Texas                                 75074
-------------------------------------            --------------------------
        (address of principal                             (zip code)
          executive offices)

      Registrant's telephone number, including area code: (972) 673-1600
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value
                        ------------------------------
                               (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
         ---       ---

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 12, 2001, was approximately $142.9 million based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At March 12, 2001, the Registrant had outstanding 39.1 million shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders to be held on April 26, 2001, are incorporated by reference into Part III of this Form 10-K where indicated.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I                                                                                                                   2

         ITEM 1.      BUSINESS.......................................................................................    2
         ITEM 2.      PROPERTIES.....................................................................................   19
         ITEM 3.      LEGAL PROCEEDINGS..............................................................................   19
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................   19
PART II                                                                                                                 20

         ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED StoCKHOLDER MATTERS......................   20
         ITEM 6.      SELECTED FINANCIAL DATA........................................................................   21
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS.....................................................................................   23
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................   28
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................   39
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.....................................................................................   39
PART III                                                                                                                40

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................   40
         ITEM 11.     EXECUTIVE COMPENSATION.........................................................................   40
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................   40
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................   40
PART IV                                                                                                                 41

         ITEM 14(a).  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................   41
         ITEM 14(b).  REPORTS ON FORM 8-K............................................................................   42
         ITEM 14(c).  EXHIBITS.......................................................................................   42
         ITEM 14(d).  FINANCIAL STATEMENT SCHEDULES..................................................................   42
SIGNATURES                                                                                                              43

POWER OF ATTORNEY                                                                                                       44

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                              F-1

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of a number of factors. For a discussion of important factors that could affect our results, please refer to the Business Section and to the Financial Statement line item discussions and Factors Affecting Future Operating Results and Stock Price set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations discussed elsewhere in this Annual Report on Form 10-K.

                                    PART I

ITEM 1.   BUSINESS


OVERVIEW

We are a radio frequency silicon and systems company, providing high-performance radio frequency tuners, upstream amplifiers and transceivers to the broadband communications markets. Using proprietary technologies and advanced design methodologies, we have designed and developed radio frequency integrated circuits and radio frequency systems, called modules, for a variety of broadband communications access devices, including cable modems, PC/TVs (which are multimedia personal computers with broadband reception capabilities), set-top boxes, digital TVs, and other consumer electronic devices.

Our radio frequency products are the gateway devices for reception of video, audio, data and/or voice over existing broadband communications infrastructures, such as cable and terrestrial. Our tuners receive and tune radio frequency signals, transferring a selected signal (or channel) to the rest of the system's electronics for further operation. Our upstream amplifiers transmit radio frequency data from the user through the broadband system, amplifying the signal to levels required by the network. Our transceivers, consisting of both tuners and upstream amplifiers, enable interactivity by permitting two-way, or bi-directional, communications.

Our latest radio frequency integrated circuit products offer a high level of integration, resulting in significant cost, performance, size, reliability and manufacturability benefits. Our radio frequency module products provide a complete, manufacturing-ready radio frequency system, eliminating a customer's need for radio frequency design and manufacturing expertise.

INDUSTRY BACKGROUND

In recent years, new classes of broadband digital entertainment, information and communications services have emerged, such as high-speed Internet access, web-enabled television, digital and high-definition TV and cable telephony. These new services, which are increasingly interactive, involve the delivery of video, audio, data and/or voice to a growing range of access devices, including cable modems, PC/TVs, set-top boxes and digital TVs. In the future, we believe broadband services will increasingly be delivered to mobile wireless devices such as cell phones, personal digital assistants and in-car information and entertainment systems.

Several significant trends are now influencing the market for broadband entertainment, information and communications services, including:

     . the transition from analog to digital content, transmission systems and access devices;

     . the transition from proprietary to standards-based systems such as Data Over Cable Service Interface Specification (DOCSIS)-based cable modems, OpenCable(TM) set-top boxes and PacketCable(TM) telephony devices; and

     . the convergence of Internet, personal computer and consumer electronics functions.

Many of the new broadband entertainment, information and communications services are transmitted over cable, terrestrial or satellite systems that use the radio frequency spectrum. The radio frequency spectrum is finite and its use is regulated by governmental agencies, such as the Federal Communications Commission in the U.S. These regulations involve allocation of frequencies for specific usage, rules regarding content of information transmitted in those frequencies, and technical specifications for transmission and reception equipment utilizing the radio frequencies. Consumer products that receive and/or transmit radio frequency transmissions are regulated by governmental agencies and must be designed and manufactured within performance and standards guidelines that allow this equipment to pass government regulations.

Due to the increased demand for services using the radio frequency spectrum, communications providers must use the limited amount of spectrum more efficiently, by using every available channel and by packing data densely within the channels. As a result, broadband communications providers are making the transition to digital techniques because digital allows more efficient use of the limited amount of spectrum than is possible with analog techniques. For example, using digital techniques over cable, it is possible to broadcast two high-definition signals or as many as twenty standard-definition signals in the same amount of spectrum as a single standard definition signal using analog techniques.

Radio frequency products serve as the gateway devices between broadband communications systems and the related access devices.

  [GRAPHIC OF THE FLOW OF INFORMATION THROUGH A COMMUNICATIONS ACCESS DEVICE]

Video, audio, data and/or voice are received and transmitted through these communications systems at radio frequencies. The radio frequency tuner plays a critical role by extracting content from the desired radio frequency and converting the content into a form that is useable by the access device. The upstream amplifier is a radio frequency signal booster for return communications. It plays a critical role in transaction processing, such as e-mails, electronic commerce or video-on-demand, by amplifying and transmitting radio frequency data through the broadband system. In interactive applications where bi-directional communication is necessary, the radio frequency tuner, together with a radio frequency upstream amplifier, acts as a transceiver, both receiving and transmitting radio frequency broadband data. Every automotive radio, cable modem, set-top box, PC/TV, VCR and TV requires at least one radio frequency tuner. Increasingly, some of these access devices include multiple tuners for enhanced or additional services. Based on market reports from Cahner's Instat Group and Kinetic Strategies, the worldwide demand for radio frequency tuners in these markets could reach 300 million units annually.

Radio frequency technology is complex and significantly influences overall system performance. Unlike digital circuits, which address stable and predictable inputs and outputs, analog circuits, including radio frequency, must accommodate variable and unpredictable signals. Radio frequency tuners are significantly more challenging than other analog products because they must receive weak signals at very high frequencies in noisy environments. A poorly performing tuner will result in interference that manifests itself in spurious patterns, static and snow in an analog environment, and total loss of signal in a digital environment.

The transition from analog to digital content and the convergence of Internet, PC and consumer electronics functions pose significant challenges that require even more complex, high performance radio frequency products.

These challenges include:

     .  more efficiently using the radio frequency spectrum;

     . reliably receiving both analog and digital signals and transmitting return signals with minimal chance of corrupting the receiving function;

     .  handling the increasing bandwidth on broadband cable systems;

     .  serving many interconnected access devices; and

     .  complying with evolving standards in the broadband markets.

In addition to these performance challenges, radio frequency products must maintain a small form factor, have a high level of integration and provide customers rapid time-to-market.

Typical low-cost radio frequency tuners currently used in analog devices, such as TVs and VCRs, fail to meet one or more of these challenges. Typical high-performance tuners have generally been prohibitively expensive for radio frequency broadband applications. As a result, there is a demand for a class of cost-effective radio frequency tuners capable of high performance. In addition, we believe the increasing pressures of even higher performance and lower cost, combined with the desirable traits of increased reliability, manufacturability and reduced size, will drive the market toward radio frequency tuner products with increasing levels of silicon content.

THE MICROTUNE SOLUTION

We are a radio frequency silicon and systems company focused on delivering radio frequency gateway products, including radio frequency tuners, upstream amplifiers and transceivers, to a range of existing and emerging broadband communications markets. With our combination of silicon and systems expertise, we provide complete and cost-effective radio frequency products for high-performance radio frequency broadband applications. Key features of our products include:

High-Performance Tuning. Our tuner products deliver the high performance required to meet the needs of advanced video, audio, data and/or voice applications transmitted via sophisticated broadband communications systems. We believe our tuner products provide the following benefits at prices consistent with the needs of the consumer electronics marketplace:

     . high channel selectivity by rejecting image and adjacent channel interference, thereby permitting more efficient use of the radio frequency spectrum;

     .  low phase noise that allows reliable reception of digital content;

     . low distortion consistent with requirements of a cable system with bandwidth that is fully utilized by concurrent analog and digital broadcasts;

     . operation at a high frequency to fully utilize the available bandwidth of broadband cable systems;

     . low incidence of spurious emissions to enable the interconnection of multiple access devices; and

     . compatibility with evolving standards, including the stringent performance and functionality requirements of the DOCSIS standard.

High-Performance Amplification. Our upstream amplifiers provide the high-performance power amplification required for transmitting broadband data from customer premises to the head end, in a manner consistent with international standards. Our MicroStreamer family of amplifiers complements our tuner technology, allowing for efficient implementations of the transceiver function. Because of the high performance of these amplifiers, they may be selected for use on their own or with the tuning technology of other manufacturers. In order to support the requirements of international standards, these amplifiers have been designed to support the higher frequencies of operation and more demanding distortion requirements of EuroDOCSIS, the European equivalent of the DOCSIS standard. We believe that our MicroStreamer family of upstream amplifiers provides the following benefits:

     . low distortion, primarily harmonic distortion, thereby assisting in enhancing the robustness of broadband cable communications;

     . extended frequency response to support the 65 MHz requirement of EuroDOCSIS;

     .  reduced power dissipation as compared to competitive solutions;

     .  less rolloff of amplification at higher frequencies; and

     . meeting the requirements of DOCSIS as well as the more stringent EuroDOCSIS.

Integrated Circuit RF Leadership. In January 1999, we introduced our MicroTuner, the world's first single-chip radio frequency tuner. The MicroTuner's high level of integration results in significant cost, performance, size, reliability and manufacturability benefits. We believe that the MicroTuner is the only single-chip tuner to incorporate all of the active elements of a radio frequency tuner, including a low-noise amplifier, which is critical for system performance. Furthermore, our single-chip tuner incorporates varactors, thereby eliminating the need for a high-voltage power supply. In addition, the MicroTuner has a flexible architecture designed to support multiple broadband communications systems, including analog and digital, cable and terrestrial systems, and future broadband wireless mobile networks. The MicroTuner architecture and the multiple integrated circuits derived from the architecture are protected by 12 issued patents and 12 pending U.S. patent applications.

Combination of Radio Frequency Silicon and Systems Expertise. We believe that we differentiate ourselves from our competitors by possessing both radio frequency silicon and systems expertise. Our silicon expertise allows us to integrate increasing levels of functionality into fewer integrated circuits, resulting in higher performance, and smaller tuners and transceivers. Our radio frequency systems expertise allows us to offer tuner and transceiver products that can be rapidly and cost-effectively incorporated into our customers' products and that contribute to optimizing the performance of those products in a radio frequency environment. Therefore, complete radio frequency systems can be provided to customers that do not have the expertise, time or desire to develop their own radio frequency tuners or transceivers. Given the complexity of radio frequency tuner design, this combination of silicon and systems expertise allows us to achieve significant technology integration and to provide a complete tuner or transceiver solution to meet our customers' demanding and varied needs.

Broad Suite of Radio Frequency Products. We provide a full range of radio frequency products, including tuners, upstream amplifiers and transceivers to the broadband communications market that support both analog and digital systems. Our portfolio of products includes integrated circuits as well as the related reference designs. We believe that we are the only company to supply both the upstream and downstream radio frequency functions in silicon for bi-directional broadband applications. Our portfolio also includes manufacturing-ready radio frequency modules, including MicroModules(TM), which contain MicroTuner and/or MicroStreamer integrated circuits. We believe our products allow our customers to integrate radio frequency capabilities into their products quickly and easily. Our products are customized for multiple markets, including the cable modem, PC/TV, set-top box, cable telephony, digital TV and automotive markets. We believe the breadth of our product portfolio allows us to be a sole-source provider for our customers and allows them to migrate easily, at their own pace, to Microtune silicon-based implementations.

Worldwide Sales, Support and Engineering Infrastructure. We offer our products worldwide and provide our customers with global support. Our corporate headquarters, including a major design center and sales, applications support and administrative functions, are located in Plano, Texas. Our European headquarters, including a major design center and sales, technical and applications support functions, are located in Ingolstadt, Germany. Sales centers are located in San Diego and San Jose, California; Huntsville, Alabama; Hong Kong; Taipei, Taiwan; and Seoul, Korea with applications support in San Diego, Huntsville, Hong Kong, Taipei and Seoul.

Captive Module Manufacturing. We currently operate our own manufacturing facilities for assembly, calibration and test of our module products. We have two manufacturing facilities located in Manila, Philippines, one of which is qualified for both QS-9000 and ISO 9002. We are in the process of applying for ISO 9002 certification for our second facility, which is expected to be qualified in April 2001. Our QS-9000 qualified facility allows us to supply radio frequency tuner modules that meet the exacting standards required for automobile-based products, such as the ability to operate over a wide range of temperatures. We are able to leverage our quality manufacturing to benefit all of our customers as well as to win new customers.

OUR STRATEGY

Our goal is to be the leading provider of radio frequency silicon and systems gateway products to the broadband communications markets for the delivery of video, audio, data and/or voice to home, office and mobile environments. Key elements of our strategy include the following:

Strengthen And Broaden Broadband Radio Frequency Technology Experience. We intend to build on our technology capabilities and strengthen our technology position in the broadband radio frequency market. By providing complete and innovative tuner and transceiver solutions to our targeted radio frequency broadband markets, we believe we can drive the development of next-generation technologies for these markets. We are devoting significant research and development resources to increasing the performance of our products, while simultaneously reducing their power requirements and size, and increasing their integration. We have assembled a world-class team of engineers with silicon and systems design expertise in radio frequency and analog technologies, and we intend to expand this team. In addition, we have protected our technology developments with 13 U.S. patents issued, the first of which expires in 2015, and with 12 U.S. patent applications pending, as well as 8 foreign patents issued and 1 foreign patent application pending. We intend to vigorously protect our future innovations through additional patent protection.

Target High-Growth Broadband Radio Frequency Markets. We currently provide radio frequency gateway products to the high-growth DOCSIS cable modem and PC/TV markets. We intend to leverage this market experience and our flexible MicroTuner and MicroStreamer architectures to penetrate emerging, high-growth broadband communications markets such as the digital set-top box, digital TV and cable telephony markets.

Due to their flexible architectures, our radio frequency gateway products can extract both digital and analog content and operate in both cable and terrestrial communications systems. As a result, we believe we are well positioned to expand our market penetration to broadband communications opportunities as they emerge. Furthermore, most of our target markets are transitioning to standards-based systems. Consequently, to be an early provider of standards-compliant radio frequency products, we are focusing significant resources on developing products that conform to emerging standards. Cable Television Laboratories, Inc., also known as CableLabs(TM), a consortium of companies operating cable networks, has created specifications that attempt to standardize the digital technologies needed for offering digital services over cable. The first of these, DOCSIS, has standardized the digital technologies for cable modems and has been embraced by the industry. A second standard, OpenCable, attempts to standardize the technology required for new digital set-top boxes that enable services such as receiving digital television signals, Internet access, pay-per-view broadcast and video-on-demand. A third standard, PacketCable, attempts to standardize technologies required for Internet-based voice and video products over cable systems, including cable telephony. Based on the widespread adoption of the DOCSIS standard, we believe that there is a strong likelihood that OpenCable and PacketCable will also be adopted throughout the industry. We believe that our expertise in the DOCSIS standard will allow us to rapidly deploy products that comply with the emerging standards of OpenCable and PacketCable due to the similarities in the radio frequency requirements of these three standards.

Develop and Expand Relationships with Industry-Leading Customers. We have established customer relationships with international market and technology leaders across the broadband communications markets. These relationships include not only normal supply agreements based on purchase orders, but also include cooperation in evaluating our future-generation products for incorporation into our customers' products.

Leading equipment suppliers that currently ship products that incorporate our radio frequency products include:


     . DOCSIS Cable modem: Ambit, Askey, Cisco Systems, Com21, Dassault, Ericsson, Motorola/General Instrument, Samsung, 3Com, Zoom Telephonics

     .  PC/TV: ATI, Creative Labs, Hauppauge, Nvidia, Pinnacle

     .  Set-top Box: EchoStar, Hughes, DIC Technologies

     .  Cable telephony: Cisco Systems

     . Automotive: DaimlerChrysler, Becker (supplier to Mercedes Benz), Fuba (supplier to Audi and Volkswagen), Panasonic (supplier to Audi and Volkswagen)

We believe our relationships with market leaders enhance the acceptance of our radio frequency products and allow us to anticipate market trends to expand our market leadership. Finally, while we design products that can be used by multiple customers, we believe our ability to design custom features based on customers' needs enables our customers to improve their time-to-market, differentiate their products and address new market opportunities. We believe our ability to customize radio frequency products allows us to strengthen our relationships with our existing and new customers.

Migrate Existing Customer Base to More Highly Integrated Products. We currently have a significant base of existing customers in the high-growth broadband communications markets incorporating our tuner modules. For example, we shipped products to more than 105 customers in the year ended December 31, 2000. We believe that once a customer designs our tuners, upstream amplifiers or transceivers into its products, that customer is more likely to continue to choose our radio frequency components for their products. As the market requires more integrated products to improve cost, size, reliability and manufacturability, we believe that we can leverage our incumbent position with our customers to migrate these customers across our product line. Over time, we intend to transition our customers from module tuners with discrete components to either module tuners incorporating our integrated circuits or to integrated circuit-only tuners. By providing identical functionality, as we replace discrete components with our integrated circuits, such as the MicroTuner or MicroStreamer, in our tuner/transceiver modules, we believe the customer can more easily make this transition with minimal engineering effort. At the same time, more highly integrated tuners reduce our costs and improve our margins.

MARKETS

While the infrastructure of the broadband communications markets is varied, we leverage our core silicon technologies and systems capabilities in various product implementations across multiple complementary segments, including automotive entertainment, cable modem, PC/TV, set-top box, VCR and TV. Based on market reports from Cahner's Instat Group and Kinetic Strategies, the demand for radio frequency tuners in these markets could reach 300 million units annually by year-end 2001. Many industry analysts predict continued high-growth rates for these markets, even though individual segments are at different phases in their evolution. Specifically, we target existing high-growth segments, such as cable modems and emerging segments, such as PC/TV, multimedia, digital TV, set-top boxes and cable telephony. In addition, we target existing high-volume markets such as the automotive market. We believe that these markets demand, or will demand in the future, affordable radio frequency tuner products with higher performance levels than previous implementations. These market requirements have created a significant opportunity for our products.

Cable Television Markets. According to Cahner's Instat Group, the worldwide cable industry has enjoyed years of steady growth and by the end of 2000, Cahner's estimated that more than 260 million households worldwide received their television signal via cable, with the majority of subscribers across the U.S., Europe and China. The worldwide market is expected to grow to 335 million households worldwide by the end of 2003. According to Cahner's Instat Group, cable operators are making the switch to digital technologies much faster than anticipated by either the industry or manufacturers. The transition is fueled by a number of factors: the need to compete aggressively with the other programming services, such as direct broadcast satellite (DBS); strong demand from consumers for new levels of entertainment and information services; and the increased revenues obtained from these new ancillary classes of services. Cable World Magazine, in its November 2000 issue, reported that, according to some industry analysts, by the end of 2001, incremental revenue per subscriber generated by these new (digital) services is expected to contribute two-thirds of an Multiple Service Operators (MSO's) total projected revenue increase.

As a result, cable operators continue to invest in the 'digitization' of their systems, or the upgrade of their existing analog cable plant infrastructure to support digital content and transmission. Once a cable system is upgraded, subscribers have access to an increased number of video channels including digital and high-definition TV (HDTV) programming, high-speed Internet, cable telephony, and a range of interactive services, such as electronic commerce, video-on-demand, and virtual VCR functions (also known as time shifting). In the U.S., the National Cable Television Association reports that an estimated 68% of all cable homes are passed by activated two-way cable plant, allowing for the deployment of these advanced digital services to a broad base of consumers.

Cable modems, digital set-top boxes and cable telephony boxes, which are key components of the digital upgrade, benefit from the evolution to digital cable transmission. Each of these devices requires at least one broadband tuner and upstream amplifier to support the reception and transmission of data to and from the consumer to the head end.

Cable Modem. As worldwide Internet usage increases, demand for high-speed Internet access will also be on the rise. According to Cahner's Instat Group, the most popular residential high-speed Internet access platform is the two-way cable system, which requires a cable modem, and the demand for cable modems, particularly DOCSIS certified cable modems, has increased significantly during the past twelve months. At the end of 2000, Cahner's states that more than 7.7 million cable modems shipped worldwide in 2000 and that cable modem shipments are expected to surpass 8.9 million in 2001. Furthermore, Cahner's projects that by the end of 2001, that there will be more than 10 million broadband subscribers; and by 2004, the number is forecast to reach 25 million.


DOCSIS, developed by CableLabs, is a standard interface for cable modems. DOCSIS, and its European counterpart, EuroDOCSIS, are sets of specifications that assure that cable modems will communicate (interoperate) with qualified cable system headends. The standard promotes over-the-counter sales of cable modems in retail electronics stores.

The DOCSIS standard remains an important driver for the development of the cable modem market and the growth of worldwide broadband cable data services. In the U.S. and Europe, DOCSIS certification is becoming increasingly important to cable modem equipment manufacturers. According to Kinetic Strategies, standards-based DOCSIS cable modems increased to 2 million units in the third quarter of 2000, a 67%
increase over second quarter 2000 shipments, and the drive to standards-based equipment is expected to continue.

Every cable modem must include at least one radio frequency tuner to receive the radio frequency signal from the cable networks, as well as an upstream amplifier. We have provided the radio frequency tuner in one or more models for 28 of the 40 companies that have been awarded DOCSIS certification, as well as for 3 companies that have been awarded EuroDOCSIS certification.

Cable Set-top Box. According to Cahner's Instat Group, growth in cable TV set-top boxes continues to be strong. At the end of 2000, worldwide unit shipments topped 16 million, up 15% from 1999. By the end of 2004, Cahner's forecasts that the worldwide cable set-top box market will reach 21.8 million. Given that a digital set-top box is required for consumers to access many of the new digital services, the most substantial unit increase is projected for the digital set-top box segment. Cahner's projects that units will increase from 9.8 million at the end of 2000 to 18 million in 2004 or 82% of the set-top box market.

Over the past year, the most important trend to shape the set-top box market in the U.S. has been the effect of the OpenCable initiative, which is slowly changing the structure of the set-top box landscape. Spearheaded by CableLabs, OpenCable aims to create a set of open standards, allowing the set-top box to be independent of the cable head end and infrastructure equipment. More importantly, the standard will enable consumers to purchase their set-top boxes from retail stores, just like VCRs or other consumer electronics appliances.

Although much of the OpenCable standard has been finalized, portions of the standard are still in development. These are expected to be finalized in 2001. As a result, some of OpenCable's original goals, such as the July 2000 target date for offering set-top boxes at retail stores, have been missed. However, it is expected that the completion of the specification will stimulate growth of and demand for standards-compliant set-top boxes, as well as foster significant change in the marketplace. Due to standardization, there is expected to be an increase in the number of viable set-top box manufacturers, including offshore manufacturers expected to target the U.S. market, fostering an atmosphere of increased competition.

Every cable set-top box must include at least one radio frequency tuner to receive the radio frequency signals from the cable networks, while many of the newer set-top boxes contain multiple tuners. A digital interactive cable set-top box also requires an upstream amplifier. We are currently working with customers who are developing OpenCable set-top boxes to supply radio frequency products that meet their performance requirements. We are also working with cable set-top box manufacturers in Asia to supply products targeted for the Asian Pacific markets.

Cable Telephony. In addition to traditional video and data services, the two-way digital cable infrastructure can support voice services, referred to as cable telephony. Cable operators are gradually introducing local residential phone service to select cable TV subscribers around the world. According to the National Cable Television Association, at least 9 of the largest cable operators in the U.S. provide some class of residential and/or commercial phone service in more than 45 markets overall.

PacketCable, another specification spearheaded by CableLabs, is the proposed standard that will provide the framework for identifying, qualifying and supporting Internet protocol-based voice and video products via the cable network. It is designed to ensure a level of service consistent with that provided by telephone companies. Due to delays and conflicts in the development of the PacketCable standard, the deployment of services has been slow and current cable telephony solutions are proprietary. As the standard solidifies, Voice-over-Internet Protocol (VoIP) services are expected to be marketed in volume beginning in 2002.

Cahner's Instat Group estimates that worldwide cable telephony subscribers will increase from less than 1 million in 1999 to more than 20 million in the year 2004. Every cable telephony subscriber will require one radio frequency tuner and an upstream amplifier as part of the system solution.

To conform with the PacketCable standard, suppliers must meet two technical challenges: compliance with rigorous industrial-class environmental operating standards and the delivery of a low-power solution. With our QS-9000 certified products that were developed for the automotive industry and our success in developing low-power products, we believe that we are well positioned to meet the stringent PacketCable standard's environmental and power requirements for radio frequency tuners. We are currently working with customers who are developing cable telephony systems to supply radio frequency tuners and upstream amplifiers that meet their performance requirements.

Digital Television. The worldwide infrastructure of traditional television is undergoing substantial change due to the transition from analog to digital environments. Digital techniques will enable new kinds of consumer services, such as high-definition TV, or HDTV, and digital standard definition TV, or SDTV, programming, data broadcasting, on-demand programming and interactive TV.

New products will be required by consumers to receive these new digital services, and manufacturers are offering consumers a wide range of options: digital TVs, HDTV projection displays and sets, SDTV sets, flat panel sets, digital set-top boxes (that decode the digital signal for an analog TV), digital personal video recorders and other TV peripherals. One or more tuners are required in each of these various products, and an interactive appliance will also require an upstream amplifier.

Countries in each major geographic region have announced plans to convert to digital terrestrial transmission. Many European governments have set 2010 as the year for the end of analog transmissions. In the U.S., current FCC regulations, subject to specific exceptions, mandate that all terrestrial broadcast stations in the U.S. convert solely to digital transmission by 2006. During the past year, as numerous factions including industry organizations, broadcasting groups, standards bodies, and production studios, among others, have lobbied the FCC, the digital television market has developed more slowly than expected. Even with market confusion about standards, the Consumer Electronics Association announced that sales of digital televisions and displays in 2000 surpassed earlier projections, reaching an estimated 625,000 units and $1.4 billion in revenue. The Consumer Electronics Association projects that number to increase to 1.13 million units in 2001.

Cahner's Instat Group predicts that the number of digital TV tuners will reach 51 million units worldwide by 2004, climbing to 137 million units by 2010. Cahner's also projects that installations of worldwide, stand-alone digital land-based broadcast set-top boxes will grow from 695,000 in 2000 to 9.4 million in 2004.

In addition, we sell our radio frequency tuner modules in the analog TV market. We believe that our tuners are well positioned to meet both digital and analog TV manufacturers' requirements because of the high performance of our tuners, and their ability to reliably receive both digital and analog signals.

PC/TV. Microsoft(TM) and Intel(TM), through their PC guidelines and other industry initiatives, have outlined rigorous specifications for high-resolution video and audio services on the PC. These specifications reflect an initiative, endorsed by computer original equipment manufacturers, to transform the PC into a platform for entertainment, information and communications in both the home and office. The power and interactivity of the PC, in combination with new broadcast delivery mechanisms, including digital TV transmission, digital audio broadcast and two-way cable, is expected to drive the demand for new applications and services, and in turn, increase computer sales. With its high-resolution monitor, the PC is already equipped to support the display requirements of digital TV and it provides a low-cost alternative to high-priced digital TV sets and receivers. Cahner's Instat Group predicts that sales of digital TV tuners for PCs will reach 9 million units worldwide by

2004, climbing to more than 15 million units by 2010. We currently supply our radio frequency tuner products to PC/TV manufacturers and will seek to migrate our customers to digital television tuner technology.

Automotive. Today's consumers are interested in smarter and safer automobiles, and the automotive industry is responding with system upgrades and innovative entertainment and information features, including next-generation digital radio, TV-based entertainment systems, wireless networking and telematics systems that automatically summon help in an emergency. Digital audio, video and communications products allow consumers to travel with all the lifestyle and workstyle conveniences that they enjoy at home.

We believe that these advanced services will lead to increasing demand for high-performance tuner systems based on a new breed of radio frequency tuner technology and architectures. At the same time, the demand for silicon content is increasing as automakers strive to provide more electronic systems to meet automotive space constraints and QS-9000 quality standards, while supporting industrial-class environmental operating conditions. Given our experience in supplying FM and TV tuners to the automotive industry, we believe that we can leverage our position in the tuner market for automobiles into additional opportunities to incorporate our products into other automotive uses of radio frequency technology.

PRODUCTS

Our radio frequency products include integrated circuits that perform calibration and amplification functions, as well as tuner and transceiver modules. Our modules, which include a variety of electronic components supplied by others, can be packaged with or without our integrated circuits. We currently manufacture and market only radio frequency tuner, upstream amplifier and transceiver products.

Single-Chip Silicon Broadband Tuners. Our MicroTuner is a semiconductor-based tuner that uses dual conversion, or two steps, to convert the desired radio frequency channel to the required output. Our MicroTuner incorporates all the active components associated with receiving a cable or land-based broadcast in the radio frequency spectrum and converting it to a standard intermediate frequency. Because of its small size, the MicroTuner is suitable particularly for products that require high performance, have constrained space or require multiple tuner implementations.

The MicroTuners are characterized by a number of features:

     . compatibility with performance requirements of cable and terrestrial environments, meeting the stringent requirements of new broadband applications;

     .    support for analog and digital modes;

     .    support for worldwide standards;

     . configurable implementation to meet a wide range of applications and customer-customization requirements; and

     . all-silicon implementation for reliable, stable, predictable operation with lower manufacturing cost.

We introduced our third-generation MicroTuners, the MicroTuner 2030 series, in March 2000. Based on the patented technology of their predecessor, the MicroTuner 2000, the integrated circuits offer increased performance, expanded functionality and power reductions optimized for specific markets, including interoperable cable set-top boxes, cable modems, PC/TVs, and digital TVs.

Silicon Upstream Amplifiers. Our MicroStreamer family of upstream amplifiers complements our tuner technology, providing the necessary means to boost signals that are transmitted upstream to the cable plant. Upstream amplifiers are required in any broadband application needing two-way communication, such as in Internet access or interactive TV, and are commonly found in cable modems, set-top boxes and cable telephony equipment. The features of the MicroStreamer family include:

     .    one product suitable for both DOCSIS and EuroDOCSIS;

     . low power dissipation, reducing power and heat dissipation in customers' products;

     . low distortion, allowing for more robust operation of broadband networks; and

     . extended frequency response, allowing operation at higher EuroDOCSIS frequencies.

Modules: Complete Production-Ready Radio Frequency Tuners. Our module technology, an implementation medium for tuners, upstream amplifiers, transceivers or other radio frequency products, consists of circuit boards containing integrated circuits and other electronic components that are enclosed by metal shielding. Our radio frequency tuner modules are complete production-ready radio frequency products that are available for specific markets, including the cable modem, PC/TV, set-top box, cable telephony, digital TV and automotive markets.

We offer modules based on conventional discrete components that provide high-performance radio frequency capabilities and can include additional functions, such as transmission capability enabling bi-directional communications, packaged in a production-ready product. These modules are based on a tuner architecture that uses a single conversion, or one step, to convert the desired radio frequency channel to the required output and offer customization flexibility. We believe that these products, supported by our design and applications engineering centers, have established a track record of reliability, quality and performance.

In March 2000, a new class of modules, called MicroModules, was introduced. The MicroModules, containing our integrated circuits, package the complete radio frequency functionality into a small, module form-factor designed for easy integration and implementation into customers' existing or new systems. These high performance, smaller form-factor modules provide increased ease of manufacturability and increased reliability. Over time, we intend to increase the number of our own proprietary silicon integrated circuits in our MicroModules and to sell various implementations across all of our target markets.

Our modules are characterized by a number of features:

     . complete, fully tested radio frequency tuners, providing for easy integration into a customer product;

     . high-performance tuning capabilities, designed to meet performance requirements of specific applications;

     . high quality, with products manufactured to both ISO 9002 and QS-9000 standards;

     .    compliance with established worldwide industry standards; and

     . customization capability, allowing our customers to differentiate their products with added functions or unique features.

As part of our radio frequency integrated circuit and module product portfolio, we develop and sell reference platforms that represent application examples for incorporation into customers' equipment. By providing these reference platforms, we can assist customers in achieving easier and faster transitions from initial prototype designs to final production releases. These reference platforms enhance the customer's confidence that our products will meet their market requirements and product introduction schedules.

TECHNOLOGY

We believe that one of our competitive advantages is our broad base of core technologies across the range of engineering expertise for radio frequency tuners and transceivers, from silicon to systems. We strive to continuously improve our technology and to develop new technologies in the area of radio frequency communication. To date, we have developed radio frequency technologies in the area of cable modem transceivers, television tuning systems employed in personal computers, set-top boxes and digital video recorders, automotive radios, and general television tuning technology for terrestrial and cable applications. As of March 12, 2001, we have 13 patents granted and an additional 12 patent applications pending in the U.S. and 8 patents granted and an additional 1 patent application pending in other countries (which combined include over 1,000 individual claims).

MicroTuner Integrated Circuit. The centerpiece of our technology is our single-chip silicon tuner, the MicroTuner. The MicroTuner is a highly integrated, solid-state device that incorporates all the active components associated with receiving a cable or terrestrial signal in the radio frequency spectrum and converting it to a standard intermediate frequency.

True Single-Chip Implementation. Our technology expertise has allowed us to implement what we believe is the only single-chip tuner, incorporating all of the active elements of a radio frequency tuner. Our MicroTuner addresses the especially difficult challenge of integrating the low noise amplifier circuit which is critical for system performance due to its role in defining a receiver's sensitivity. Furthermore, our MicroTuner is the first tuner to incorporate varactors, thereby eliminating the need for a high-voltage power supply.

Dual-Conversion Architecture. The MicroTuner uses a patented dual-conversion architecture that has been optimized for an integrated circuit implementation. The dual-conversion architecture is considered highly desirable because of its performance with respect to image rejection and the accuracy of its output. Traditionally, dual-conversion tuners were more expensive than single-conversion tuners due to the additional conversion step and were only used in demanding and less cost-sensitive applications such as cable set-top boxes. But in the new digital era, higher performance is a common requirement and the characteristics of the dual-conversion architecture are ideal.

Programmability. The MicroTuner also provides for substantial flexibility through its programmability. A key part of the reference designs that we develop and provide to customers is a software module. This software provides for common functionality such as channel changing, but also allows flexibility in creating on-chip reference frequencies used for tuning. By providing this flexibility, it is possible to optimize performance on a channel-by-channel basis. We believe the software also provides a convenient user interface for designers and aids in system diagnostics.

All-Silicon Tuner. Traditionally, radio frequency integrated circuits have been based on a non-silicon material called gallium arsenide. However, gallium arsenide suffers from two weaknesses: low integration and high cost. Low integration means that few components can be implemented on a single chip. Although silicon germanium has attracted publicity in recent years due to its high performance, to date it has been available only at a high cost. In contrast, we use an all-silicon chip to combine a high level of integration in our radio frequency integrated circuits, several tens of thousands of components on one chip, and low cost. This allows us to provide our customers with cost-effective products of small physical size.

Upstream Amplifiers. The MicroStreamer family of upstream amplifiers complements our MicroTuner technology by adding the means to transmit data back to the cable head end. We believe that our amplifiers offer high performance in terms of distortion and frequency response, and offer the industry's lowest power dissipation. The MicroStreamer family is compatible with the requirements of both DOCSIS and EuroDOCSIS.

High Performance Single-Conversion Technology. Traditionally, high-performance applications, such as cable TV tuners, have required performance that was only realizable with a high-cost, dual-conversion tuner module composed of hundreds of discrete components. We have developed and patented a proprietary design for our single-conversion tuner that extends its capabilities into the cable and digital realms. While not offering all of the advanced capabilities of the MicroTuner, the technology gives customers a choice of implementation methods and cost alternatives. This has enabled us to sell reasonably priced radio frequency modules to additional target markets.

SALES, MARKETING AND TECHNICAL SUPPORT

We have a worldwide sales, marketing and technical support organization consisting of 24 employees as of December 31, 2000, with sales and technical support offices located in Plano, Texas; San Diego and San Jose, California; Huntsville, Alabama; Ingolstadt, Germany; Hong Kong; Korea; and Taiwan. To complement our direct sales and support expertise, as of December 31, 2000 we had 15 sales representatives and distributors in Hong Kong, Denmark, France, Spain, Portugal, India, Israel, Japan, Korea, Singapore, South Africa, Taiwan, Turkey and the United Kingdom. Products shipped to North America accounted for approximately 50% of our total revenues for the year ended December 31, 2000. In 2000, one customer, DaimlerChrysler Corporation, accounted for greater than 10% of our revenues, with approximately 19% of our net revenues.

In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production, and provides customer support through our worldwide sales and technical support offices and major design centers in Plano, Texas; Ingolstadt, Germany; and San Diego, California. We continue to seek close technical collaboration with our customers during the design phase of their new products to position us as the primary radio frequency supplier for our customers' new products. We also provide technical support to our customers through our field application engineers, technical marketing and factory systems engineers.

We market our products through our web site, industry trade shows and exhibitions, presentations of technical papers at industry meetings and technical articles placed in industry magazines.

MANUFACTURING

Our manufacturing objective is to produce reliable, high-quality radio frequency integrated circuits and modules while maintaining a high level of on-time delivery to our customers. By utilizing third parties for our wafer fabrication and integrated circuit packaging, we are able to focus on module manufacturing and calibration and radio frequency testing of both the integrated circuits and modules.

Integrated Circuit Manufacturing. We currently contract with two third-party silicon foundries, IBM and X-FAB, for our wafer fabrication. Our integrated circuits are currently produced using standard silicon technology, and we are investigating using more advanced technologies for fabrication of future products that increase the performance of our integrated circuits while reducing die size. Once produced by the third-party foundry, the die are then assembled into packages by a third-party assembler. Currently, Amkor is our sole-source integrated circuit assembly subcontractor; however, we have recently identified, but not yet qualified, a second assembly subcontractor with a qualified package, and are continuing to investigate other assembly subcontractors for future use. Once assembled, the packaged units are tested at either our test facility in Plano, Texas or a third-party test facility located overseas.

Module Manufacturing. We currently operate our own manufacturing facilities for assembling, calibrating and testing our module products. We have two manufacturing facilities located in Manila, Philippines, totaling 61,200 square feet of space. One of our locations is qualified for both QS-9000 and ISO 9002. We began manufacturing activities in the other facility in January 2000 and are in the process of applying for ISO 9002 certification for this newer facility.

Module assembly is accomplished using the latest surface-mount assembly equipment utilizing 80% surface-mount device components. Surface-mount assembly is completed with standard pick and place equipment, which is generally readily available from several sources. The process takes surface-mountable components and places them on a printed circuit board. The printed circuit board is then run through a furnace to harden (re-flow) the solder between the components and printed circuit board. The use of surface-mount equipment usually increases the number of units per hour that can be assembled by a factory line. The modules are then calibrated and tested using our proprietary test software and equipment. The calibration process is a manual process completed on an assembly line. Our modules are calibrated after the components are placed on a printed circuit board and prior to full assembly. The equipment used for calibration is a personal computer-based system that utilizes off-the-shelf radio frequency test equipment, which is generally readily available.

Quality Assurance. Our quality control process is started during the design phase of each product. Each of our products is designed for testability. During the design phase for each product, we engage in specific layout rules for the product and subject each product to extensive simulation at process, temperature and voltage extremes prior to the product being prototyped. To insure that the highest quality is maintained, our integrated circuits and module prototypes are subjected to extensive reliability testing prior to being released to high-volume production. Once a product is qualified and released to manufacturing, a product-monitoring plan is used to ensure the highest quality level is maintained. We continue our quality testing process by submitting a statistically valid random sample of finished products to extensive testing on a rotational basis.

ENGINEERING, RESEARCH AND DEVELOPMENT

We have an integrated circuit engineering team located in Plano, Texas, and our systems design engineering teams are located in Plano, Texas; Ingolstadt, Germany; and San Diego, California. Our engineering team has substantial expertise in communications systems, radio frequency integrated circuit technology, analog and mixed signal technology, television systems engineering and PC systems and computer networks. Our engineers are involved in advancing our technology core competencies and our product development activities. Currently, our research and development efforts are focused on increasing the functions of our radio frequency integrated circuits and modules, while maintaining a low level of power consumption.

In 1998, 1999 and 2000, excluding the effect of stock option compensation, we spent approximately $3.2 million, $5.9 million and $13.5 million respectively, on research and development. On a pro forma combined basis in 1999, we spent approximately $21.8 million, which includes $12.7 million of acquired in-process research and development. We believe that we must continually enhance the performance and flexibility of our products, and successfully introduce new products to maintain our leadership position. Accordingly, we expect to continue to expend significant amounts of funds for research and development activities in the future.

PATENTS AND PROPRIETARY INFORMATION

Our future success and competitive position depend upon our ability to obtain and maintain protection for the proprietary technology used in our products. As of March 12, 2001, we held 13 issued U.S. patents and had 12 additional U.S. patent applications pending, and 8 patents granted and 1 patent application pending in other countries (which combined include over 1,000 individual claims). Our issued U.S. patents expire between 2015 and 2019.

Our issued patents protect various aspects of our technology at the broad architectural level as well as at the circuit and building block level, including:

     .    cable modem tuner structure;

     .    integrated dual-conversion tuners;

     .    multiple phase-locked loops on a single chip; and

     .    integrated variable-gain low-noise amplifier.

We also have one registered trademark in the U.S.

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent protection for our products. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties.

COMPETITION

The broadband communications markets and semiconductor industries are intensely competitive and are characterized by rapid technological change, evolving standards and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market.

We believe that we compete primarily on the basis of:

     .    conformity to industry standards;

     .    performance relative to price;

     .    product availability;

     .    completeness of solution;

     .    time-to-market;

     .    quality and reliability;

     . adaptability and flexibility to customers' and target markets' requirements;

     .    customer service and responsiveness;

     .    level of integration;

     .    design and engineering capabilities; and

     .    new product innovation.

We believe that we compete favorably against our competitors with respect to these factors.

We compete primarily with tuner manufacturers such as Alps, Panasonic, Philips Electronics, Samsung and Thomson and with semiconductor companies such as Anadigics, Analog Devices, Broadcom and Maxim, and potentially with companies such as Conexant and Silicon Wave. We believe that many of our customers also use radio frequency technology provided by our competitors. These relationships may influence our customers' decisions regarding the volume of products purchased from us or our competitors, which could decrease our sales to our customers. In addition, because of these relationships, some of our competitors may acquire information related to our customers' new products before we do, which could harm our future sales to those customers. We expect to continue to face competition from these companies and emerging companies developing new technologies that may meet the needs of our customers.

We also compete with other technologies in our target markets. In particular, the cable modem and cable telephony markets could also be served by products using digital subscriber line technologies, which have some advantages over cable technologies. For example, digital subscriber line technologies provide transmission through an ordinary phone line, while cable technologies provide transmission through a cable television network. To date, the number of installed telephone lines has exceeded the number of cable lines installed. Because of the prevalence of telephone access, it is possible that the use of digital subscriber line technologies could surpass the use of cable technologies. Typically, a consumer would select one method for high speed access. Both allow for two-way, high-speed access between the Internet and a consumer. Digital subscriber line technologies are dependent on the quality of the telephone lines, and many of the installed telephone lines are old, which may impact the availability and/or quality of the information flow as compared to newer installed cable lines. As bandwidth becomes a shared resource, the bandwidth available to each cable modem user decreases.

ENVIRONMENTAL MATTERS

International, federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment may have an impact on our manufacturing operations. We believe that we are in material compliance with applicable environmental laws and regulations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity or capital resources.

EMPLOYEES

As of December 31, 2000, we had 158 employees worldwide (excluding our manufacturing personnel in the Philippines), with 93 people in research and development, 24 people in sales and marketing, 10 people in operations and 31 people in administration. In addition, as of December 31, 2000, we employed 1,815 people in our manufacturing facilities in Manila, Philippines, 777 of whom are represented by a union. We believe that our future success will depend in part upon our continued ability to attract and retain qualified personnel. We consider our relations with our employees to be good. Our contract with our unionized employees expires on December 31, 2002.

ITEM 2.   PROPERTIES

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 44,000 square feet in Plano, Texas, which is leased through August 31, 2005. We also maintain an administrative, sales, marketing, research and development office of approximately 25,000 square feet in Ingolstadt, Germany, which is leased through December 2021. In addition, we lease sales and technical support offices in San Diego and San Jose, California, and Huntsville, Alabama. Our manufacturing facilities are located in two buildings covering approximately 25,200 and 36,000 square feet, respectively, located in Manila, Philippines. Our leases for these properties expire in December 2002 and November 2004, respectively.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except as described below.

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM 3415 microchip infringes our U.S. patent no. 5,737,035. In our complaint, we are seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes our 5,737,035 patent.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Our common stock began trading on the Nasdaq National Market System under the symbol TUNE effective August 4, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing prices for the common stock, as reported by
Nasdaq:

                   Fiscal Year Ending December 31, 2001                               High               Low
---------------------------------------------------------------------------      -----------        ------------
  First Quarter (January 1, 2001 through March 12, 2001)                            $17.625            $7.4375

                   Fiscal Year Ending December 31, 2000                               High               Low
---------------------------------------------------------------------------      -----------        ------------
  Third Quarter (August 4 through September 30, 2000)                               $59.25             $30.125

  Fourth Quarter (October 1 through December 31, 2000)                              $53.00             $  9.00


As of March 12, 2001, there were 240 stockholders of record.

We believe factors such as quarterly fluctuations in results of operations, announcements by us or our competitors, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts may cause the market price of the common stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of our common stock.

To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

During the year ended December 31, 2000, we have issued and sold the following unregistered securities to a limited number of persons as described below (as adjusted to reflect a 2-for-1 stock split of the common stock effective as of January 18, 2000). None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in those transactions. All recipients had adequate access, through their relationships with us, to information about us.

     (a) In January 2000, we issued an aggregate of 3,318,513 shares of Series E preferred stock and warrants to purchase 2,212,342 shares of common stock at a nominal exercise price to HMTF Temic/Microtune Cayman, L.P. and TIN Vermogensverwaltungsgesellschaft in exchange for all the outstanding shares of HMTF Acquisition (Bermuda), Ltd., which securities were valued at, in the aggregate, approximately $63.1 million.

     (b) In January 2000, we granted three employees options to purchase 330,000 shares of Series E preferred stock at an exercise price of $16.00 per share, and in April 2000 an option to purchase 110,000 shares of Series E preferred stock was cancelled.

     (c) In June 2000, we issued an aggregate of 800,000 shares of Series F preferred stock at $12.00 per share for an aggregate purchase price of $9,600,000 to four of our customers.

     (d) We granted options to purchase an aggregate of 5,771,150 shares of common stock to our employees at per share exercise prices ranging from $0.875 to $38.00.

     (e) We issued an aggregate of 680,215 shares of our common stock to our employees or other service providers at a range of $0.025 to $4.95 per share upon the exercise of stock options issued under our 1996 Stock Option Plan, for an aggregate purchase price of $235,790.

We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-36340) which was declared effective on August 4, 2000. The offering closed on August 9, 2000. The managing underwriters of the offering were Goldman Sachs, Chase H&Q, SG Cowen and Bear, Stearns & Co., Inc. A total of 4,600,000 shares of common stock were sold by us in the offering at a price of $16.00 per share, resulting in gross proceeds of $73.6 million. The underwriting discount was $5.2 million and the other expenses related to the offering totaled approximately $1.6 million.

From the time of receipt through December 31, 2000, we have applied the net proceeds from the offerings toward funding capital expenditures. Net cash used from the offerings for capital expenditures totaled $5.5 million through December 31, 2000. We are currently investing the remainder of the proceeds in interest-bearing, investment-grade securities for future use.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical and pro forma financial statements and the notes to those financial statements included elsewhere herein. The historical statement of operations data for each of the three years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 have been derived from our financial statements, which has been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The historical statement of operations data for the year ended December 31, 1997 and for the period May 28, 1996 (inception) through December 31, 1996, and balance sheet data as of December 31, 1998, 1997 and 1996 has been derived from our audited financial statements that are not included herein. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                         Year Ended December 31,
                                                            ---------------------------------------------------     May 28, 1996
                                                                                                                      through
                                                            2000 (1)        1999           1998          1997      Dec. 31, 1996
                                                            --------    -----------    ------------   ---------    -------------
                                                                       (in thousands, except per share data)
        Consolidated Statements
          of Operations Data:
 Net revenues........................................        $ 70,829      $     --       $     --       $     --        $     --
 Cost of revenues....................................          46,369            --             --             --              --
                                                            ---------------------------------------------------------------------
 Gross margin........................................          24,460            --             --             --              --
 Operating expenses:
 Research and development:
     Stock option compensation.......................           1,360           220             --             --              --
     Other...........................................          13,472         5,913          3,174          2,091             484
                                                            ---------------------------------------------------------------------
                                                               14,832         6,133          3,174          2,091             484
 Acquired in-process research and
     development.....................................          12,692            --             --             --              --
 Selling, general and administrative:
     Stock option compensation.......................           2,838           630             --             --              --
     Other...........................................          16,443         2,327            885            723             262
                                                            ---------------------------------------------------------------------
                                                               19,281         2,957            885            723             262
 Amortization of intangible assets
    and goodwill.....................................           8,414            --             --             --              --
                                                            ---------------------------------------------------------------------
 Total operating expenses............................          55,219         9,090          4,059          2,814             746
                                                            ---------------------------------------------------------------------
 Loss from operations................................         (30,759)       (9,090)        (4,059)        (2,814)           (746)
 Other income (expense)..............................             999           582            572            408             123
                                                            ---------------------------------------------------------------------
 Loss before provision for income taxes..............         (29,760)       (8,508)        (3,487)        (2,406)           (623)
 Provision for income taxes..........................           2,034            --             --             --              --
                                                            ---------------------------------------------------------------------
 Net loss............................................         (31,794)       (8,508)        (3,487)        (2,406)           (623)
 Preferred stock dividends...........................              --            --           (811)        (4,183)             --
                                                            ---------      --------       --------       --------        --------
 Net loss applicable to common stockholders..........       $ (31,794)     $ (8,508)      $ (4,298)      $ (6,589)       $   (623)
                                                            =========      ========       ========       ========        ========
 Basic and diluted loss per
    common share (2).................................       $   (1.57)     $  (1.34)      $  (1.04)      $  (2.98)       $  (0.44)
                                                            ---------      --------       --------       --------        --------
Weighted average shares used in computing
 basic and diluted loss per
    common share (2).................................          20,229         6,354          4,116          2,210           1,409
                                                            ---------      --------       --------       --------        --------

                                                                         December 31,
                                            -----------------------------------------------------------------------
                                                 2000           1999          1998          1997          1996
                                            --------------  -----------  -------------  -----------  --------------
                                                                         (in thousands)
        Consolidated Balance Sheet Data:
   Cash, cash equivalents                      $ 77,650      $ 20,129       $ 7,868       $ 6,552       $ 4,828
   Working capital                               90,901        19,643         7,186         4,023         4,727
   Total assets                                 153,031        22,277        10,190         7,744         5,448
   Total stockholders' equity                   132,107        21,605         9,508         5,215         5,347


     (1) See Note 1 of our Notes to Consolidated Financial Statements for information concerning the combination with Microtune KG.


     (2) See Note 2 of our Notes to Consolidated Financial Statements for information concerning the computation of the number of shares used to calculate net loss per common share.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Operating Results and Stock Price" in this report, which describes factors that could cause actual events to differ from those contained in the forward looking statements.

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

In January 2000, we combined with Temic Telefunken Hochfrequenztechnik GmbH and its affiliated companies. Temic was founded in the early 1900s in Germany. In the late 1940s, Temic began developing mechanical radio frequency tuners, and in the late 1960s, it was the first company to develop an electronic radio frequency tuner. The two companies have been operating as one company since the combination in January 2000. In addition, Temic converted to a KG and changed its name to Microtune GmbH & Co. KG, referred to as Microtune KG, in August 2000.

FINANCIAL INFORMATION

We are a radio frequency silicon and systems company, specializing in high-performance radio frequency tuners, upstream amplifiers, and transceivers to the broadband communications markets. We design and develop highly integrated broadband gateway radio frequency integrated circuits and modules for use in cable modems, PC/TVs, set-top boxes, cable telephony, digital TV and other consumer electronics devices.

Since inception we have incurred significant losses, and as of December 31, 2000, we had an accumulated deficit of approximately $46.8 million. As a result of our combination with Microtune KG, our primary activities have expanded to include the design, manufacture and sale of radio frequency modules. In March 2000, we began shipment of our single-chip silicon tuner and in December 2000, we began shipment of our silicon upstream amplifier. To date, substantially all of our revenues have been derived from sales of our tuner modules rather than from our modules containing our silicon chips, known as MicroModules, or our single-chip silicon products. These tuner modules were primarily developed, manufactured and marketed by Microtune KG prior to the combination. Our limited combined operating history makes the prediction of future results of operations difficult, and accordingly, we may not achieve or sustain revenue growth or profitability.

The time lag between product availability and volume shipment can be significant due to a sales process that includes customer qualification of our products and can take as long as two years, during which we continue to evolve our technology. As a result of our combination with Microtune KG, we have broadened our product suite to include radio frequency modules.

We recognize revenues from our products upon shipment to a customer or upon notification of customer receipt, depending on the contract terms. We provide at least a one-year warranty on all products and record a related provision for estimated warranty costs at the date of sale.

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

We use IBM and x-FAB to manufacture our wafers and Amkor to assemble our radio frequency integrated circuits. We perform final testing, packing and shipping of our radio frequency integrated circuits at our facility in Plano, Texas, and overseas at Amkor. With respect to our tuner modules, we perform all of our assembly, calibration and test functions in our factories in Manila, Philippines. As a result of our combination, we have recently experienced a period of rapid growth and expansion. To manage this growth and any future growth effectively, we intend to enhance our existing operational and financial systems and hire additional qualified administrative, finance and information technology personnel. We also moved our U.S. corporate headquarters to a new facility in Plano, Texas, during September 2000.

RESULTS OF OPERATIONS

The following table sets forth, for the year ended December 31, 2000, certain data from our consolidated statements of operations expressed as a percentage of net revenues:

       Net Revenues..............................................   100%
       Cost of revenues..........................................    65
                                                                    ---
       Gross margin..............................................    35
       Operating expenses:
       Research and development:
          Stock option compensation..............................     2
          Other..................................................    19
                                                                    ---
                                                                     21
       Acquired in-process research and development..............    18
       Selling, general and administration:
          Stock option compensation..............................     4
          Other..................................................    23
                                                                    ---
                                                                     27
       Amortization of intangible assets and goodwill............    12
                                                                    ---
       Total operating expenses..................................    78
                                                                    ---
       Loss from operations......................................   (43)
       Other income..............................................     1
                                                                    ---
       Loss before provision for income taxes....................   (42)
       Provision for income taxes................................     3
                                                                    ---
       Net loss..................................................   (45)%
                                                                    ===


COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Net Revenues

Revenues are recorded net of a provision for returns. Our net revenues from the sale of our products were $70.8 million in the year ended December 31, 2000. Supplier capacity constraints affected our ability to meet customer demand for our products in 2000. We expect these supplier capacity constraints to ease during 2001, but certain supply shortages may adversely affect revenue growth during that time. Our first silicon products were available for evaluation by our customers in 1999. We did not generate net revenues in 1998 or 1999.

Cost of Revenues

Cost of revenues includes the cost of purchases for subcontracted materials, integrated circuit assembly, factory labor and overhead and warranty costs. In addition, we perform final testing of our products and incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. We have only recently begun manufacturing our silicon products and as a result expect our costs to decrease on a per-unit basis as our suppliers and our test personnel develop experience in producing our products. Our subcontracted materials experience cyclical trends in pricing due to fluctuations in demand. In many cases, we do not have written commitments from our suppliers for guaranteed supply. Our cost of revenues in the year ended December 31, 2000 was $46.4 million, or 65% of net revenues. We do not expect gross margins to increase in the near future due to the planned addition of new products. New products typically have lower margins due to low volumes at introduction. We did not generate revenues from the sale of products in 1998 or 1999 and, therefore, did not incur cost of revenues.

Research and Development

Research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development expenses increased 93% from $3.2 million in 1998 to $6.1 million in 1999, and 142% to $14.8 million in 2000. The increase in research and development expense from 1998 to 1999 primarily reflects our increase of engineering personnel, stock option compensation and purchases of additional prototype materials associated with the design process. The increase in research and development expenses from 1999 to 2000 primarily reflects the addition of $3.6 million of expenses associated with Microtune KG operations, as well as recruiting of engineers, purchases of additional prototype materials associated with the design process and an increase in the stock compensation charge related to options granted to employees. We expect that research and development expenses will increase in absolute dollars in future periods, and may increase or fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation does not affect our total stockholders' equity or cash flows.

Acquired In-Process Research and Development

As a result of our combination with Microtune KG, we recorded acquired in-process research and development costs of $12.7 million for the year ended December 31, 2000. Amounts allocated to acquired in-process research and development were expensed at the date of combination, because the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. Acquired in-process research and development did not affect our cash flows.

Selling, General and Administrative

Selling, general and administrative expenses include our personnel-related expenses for administrative, financial, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administrative expenses increased 234% from $0.9 million in 1998 to $3.0 million in 1999, and 552% to $19.3 million in 2000. The increase from 1998 to 1999 was primarily related to our personnel-related expenses in sales and marketing, stock option compensation, promotions and travel as we prepared for our first half 1999 product announcements and began to develop our direct sales channels and an independent sales representative network. The increase from 1999 to 2000 primarily reflects the addition of $8.9 million of expenses associated with Microtune KG operations as well as recruiting of sales and administrative personnel, and an increase in the stock option compensation charge related to options granted to employees. Stock option compensation does not affect our total stockholders' equity or cash flow.

Amortization of Intangible Assets and Goodwill

The amortization of intangible assets and goodwill of $8.4 million for the year ended December 31, 2000 results principally from our combination with Microtune KG. The combination has been accounted for using the purchase method of accounting. The purchase price allocated to intangible assets of $8.0 million is being amortized over the estimated useful lives of the related assets of one to five years. Goodwill resulting from the transaction totaled $28.3 million and is being amortized over five years. We had immaterial amortization charges in 1998 and 1999.

Other Income (Expense)

Other income (expense) consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Other income (expense) includes interest income which was $0.6 million in 1998 and 1999 and increased 369% to $2.7 million in 2000. Interest income is earned from high-quality, short-term investments from cash generated by our five private placement equity rounds of funding and our initial public offering on August 4, 2000.

The foreign currency translation and transaction loss of $2.5 million for the year ended December 31, 2000 relates to the operations of Microtune KG and its subsidiaries. The foreign currency losses were primarily a result of the devaluation of the Philippine Peso against the U.S. Dollar in the fourth quarter of 2000. We used the German Mark as the functional currency for Microtune KG's and its subsidiaries' financial statements through June 30, 2000. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG and its subsidiaries outside of Germany into German Marks were recognized in the statements of operations as a component of foreign currency gains and losses through June 30, 2000. Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG and its subsidiaries into U.S. Dollars were included as a component of stockholders' equity through June 30, 2000.

Starting July 1, 2000, we use the U.S. Dollar as the functional currency for Microtune KG's and its subsidiaries' financial statements. The functional currency was changed to the U.S. Dollar from German Marks for these entities as a result of the manner these entities are now managed and operated. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in U.S. Dollars of Microtune KG and its subsidiaries into U.S. Dollars are recognized currently in the statement of operations as a component of foreign currency gains and losses.

Income Taxes

Prior to our combination with Microtune KG, we had not recognized any provision for income taxes. We have a net operating loss carry forward for U.S. federal income tax purposes of approximately $26.0 million as of December 31, 2000. In addition, we have unutilized research and development tax credits of $1.0 million. Due to the uncertainty of our ability to utilize these deferred tax assets they have been fully reserved.

The provision for income taxes of $2.0 million in 2000 consists of foreign income taxes on the income of Microtune KG and its subsidiaries and U.S. state franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the issuance of convertible preferred stock, which generated net cash proceeds of approximately $44.2 million. On August 4, 2000, we issued 4.6 million common stock shares in our initial public offering that raised net proceeds of approximately $66.8 million. As of December 31, 2000, we had net working capital of $90.9 million, including $77.7 million of cash and cash equivalents.

At December 31, 2000, Microtune KG had a credit agreement with a bank that provides for borrowings of up to $2.4 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank (the rate was 7.25% at December 31, 2000). At December 31, 2000, no borrowings were outstanding under this credit agreement.

Investments in property and equipment were $1.5 million in 1998, $0.9 million in 1999 and $13.7 million in 2000. We expect capital expenditures to increase over the next 12 months as we expand our manufacturing and test capacity to support our anticipated increase in production. Other uses of cash include the funding of operating activities, which were $2.7 million in 1998, $6.5 million in 1999 and $6.0 million in 2000.

We believe that our current cash balance will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next 24 months. However, we may find it necessary or we may choose to seek additional financing if our investment plans change or if industry or market conditions are favorable for that type of a financing. We cannot be sure that a financing will be available on reasonable terms, or at all, when and if required. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following our combination with Temic, we now transact both sales and purchases in multiple foreign currencies, including the German Mark and the Philippine Peso. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains. We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated into U.S. Dollars using exchange rates at December 31, 2000, was $47.5 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.8 million.

EURO CONVERSION

On January 1, 1999, 11 European Union member states (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) adopted the Euro as their common national currency. Until January 1, 2002, either the Euro or a participating country's national currency will be accepted as legal tender. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued, and by July 1, 2002, only the Euro will be accepted as legal tender. We do not expect future balance sheets, statements of operations or statements of cash flows to be materially impacted by the Euro conversion.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we adopted January 1, 2001. We do not currently use derivatives. However, as derivative instruments may be used in the future, it is uncertain what, if any, impact the adoption of Statement 133 will have on our future earnings or financial position.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

If we are unable to migrate our customers over time from our modules using discrete components to our silicon products or our modules that incorporate our silicon products, our operating results could be harmed.

Currently, substantially all of our revenues are from the sale of our radio frequency system modules using primarily discrete, third-party components. Our future success will depend on our ability to successfully migrate our customers from our modules that use discrete components to the all-silicon MicroTuner and MicroStreamer, or MicroModules containing our silicon products, such as the MicroTuner and the MicroStreamer, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

As a result of the Microtune KG acquisition, we have recorded $36.3 million of goodwill and acquired intangibles which will be amortized over one to five years.

This will increase our net loss or decrease our net income by approximately $7.1 million in each of the years 2001 through 2004. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment could be considered impaired and could be subject to earlier write-off. In such event, our net income or net loss in any given period could be lower or greater, respectively, than anticipated and the market price of our stock could decline.

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

     . ability of our customers to procure the necessary components for their end-products that utilize our radio frequency products to conduct their operations as planned for any quarter;

     . pricing concessions on volume sales to particular customers for established time frames;

     .    changes in our product and customer mix between quarters;

     . labor disputes at our manufacturing facilities in the Philippines, which may cause temporary slowdowns or shutdowns of operations; and

     . quality problems with our radio frequency products that result in significant returns.


We are dependent upon third parties, some of whom compete with us, for the supply of components for our module manufacturing. Our failure to obtain components for our module manufacturing would seriously harm our ability to ship modules to our customers in a timely manner.

Many of the components for our modules are sole-sourced, meaning that we are dependent upon one supplier for a specific component. At times we have experienced significant difficulties in obtaining an adequate supply of components necessary for our manufacturing operations, which have on occasion prevented us from delivering radio frequency products to our customers in a timely manner. For example, in 2000, we did not receive our expected allocation of components from several significant sole-source suppliers which constrained our ability to meet customer demand. We expect to experience similar spot shortages of components in the future.

We usually do not have long-term supply agreements with our suppliers and instead obtain components on a purchase order basis. Our suppliers typically have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements often represent a small portion of the total production capacity of our suppliers, and our suppliers may reallocate capacity to other customers even during periods of high demand for our radio frequency products. In addition, some of our suppliers offer or may offer products that compete with our radio frequency products. As a result, these suppliers may preferentially allocate their components to in-house or third-party manufacturers, rather than to us.

If our suppliers were to become unable or unwilling to continue manufacturing or supplying the components that we utilize in our radio frequency products, our business would be seriously harmed. As a result, we would have to identify and qualify substitute suppliers or design around the component. This would be time-consuming and difficult, and may result in unforeseen manufacturing and operations problems. This may also require our customers to requalify our parts for their products, which may be a lengthy process. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could impede our ability to meet customer demand for timeliness, performance and quality, which could harm our reputation and our business.

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

The development of new radio frequency products is highly complex, and from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have no experience, and delivering performance characteristics such as low power consumption at levels that we have not previously achieved. If we are not able to develop and introduce these new products successfully and in a cost-effective and timely manner, we will not be able to successfully penetrate all of our target markets and our operating results would be substantially harmed.

We face intense competition in the broadband communications and radio frequency product markets, which could reduce our market share in existing markets and affect our ability to enter new markets.

The broadband communications and radio frequency markets are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and automotive markets. We compete primarily with tuner manufacturers, such as Alps, Panasonic, Philips Electronics, Samsung and Thomson and with semiconductor companies, such as Anadigics, Analog Devices, Broadcom and Maxim, and potentially with companies such as Conexant and Silicon Wave. This competition has resulted and may continue to result in declining average selling prices for our radio frequency products.

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

As a result, our competitors may be able to adapt more quickly than we to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products.

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

If we do not anticipate and adapt to evolving industry standards in the radio frequency products and broadband communications markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

Products for broadband communications applications generally are based on industry standards that are continuously evolving. In some cases, the development of these standards takes longer than was originally anticipated. For example, both the OpenCable standard for set-top boxes and the PacketCable standard for cable telephony have recently experienced delays in development. We have directed our development toward producing radio frequency products that comply with the evolving standards. The slowness of the development of a standard in our target markets has resulted in slower deployment of new technologies, which may harm our ability to sell our radio frequency products, or the continued use of proprietary technologies. The continued delay in the development of the standards could result in fewer manufacturers purchasing our radio frequency products in favor of continuing to use the proprietary technologies designed by our competitors. Either of the aforementioned effects would result in diminished revenues and consequently harm our business. Further, if new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband communications market and, in particular, in the radio frequency market, or to develop and introduce new products successfully into these markets could result in diminished revenues and consequently harm our business.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

Historically, the average selling price of our products has decreased over the products' lives. In addition, as the markets for radio frequency integrated circuit products and transceivers mature, we believe that it is likely that the average unit prices of our radio frequency products will decrease in response to competitive pricing pressures, increased sales discounts and new product introductions. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices.

In addition, we will seek to increase the sales of our higher-margin products. However, our sales, product and process development efforts may not be successful, and our new products or processes may not achieve market acceptance. To the extent that our cost reductions and emphasis on higher-margin products do not occur in a timely manner, our results of operations could suffer.

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

Moreover, we are dependent on our relationships with foundries to successfully migrate to higher performance processes. Our foundry suppliers may not make higher performance process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make higher performance process technologies available to us on a timely or cost-effective basis or if we experience difficulties in migrating to these advanced processes, our competitive position and business prospects could be seriously harmed.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss of a key customer could seriously harm our business.

We have derived a substantial portion of our past revenues from sales to a relatively small number of customers. As a result, the loss of any major customer could significantly harm our revenues. DaimlerChrysler accounted for approximately 20% of our net revenues for the year ended December 31, 2000. Sales to our 20 largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 77% of total sales for the year ended December 31, 2000. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.

If we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be harmed.

We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including the following:

     . most of our customers can stop purchasing our radio frequency products with limited notice to us without incurring any significant contractual penalty;

     . most of our customers typically buy our radio frequency products through a purchase order, which does not require them to purchase a minimum amount of our radio frequency products;

     . many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which relationships may affect their decision to purchase our radio frequency products;

     . some of our customers or potential customers offer or may offer products that compete with our radio frequency products; and

     . our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our radio frequency products.

If we do not maintain or increase sales to existing customers or attract significant new customers, our revenues would diminish and consequently our business would be harmed.

The sales cycle for our radio frequency products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that may not occur when anticipated or at all.

Our customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our radio frequency products. As a result, we may expend significant financial and other resources to develop customer relationships before we recognize any revenues from these relationships, and we may never recognize any revenues from these efforts. Our customers' evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our radio frequency products, and our radio frequency products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, as well as sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers.

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

We customize a substantial portion of our radio frequency products to address our customers' specific radio frequency needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

We manufacture a substantial portion of our radio frequency products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific radio frequency products are developed for unique applications, we expect that some of our current and future customer-specific radio frequency products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. In addition, if our customers fail to purchase these customized radio frequency products from us, we risk having substantial unsaleable inventory. If substantial unsaleable inventory occurs, our financial condition would be harmed.

Other technologies for the broadband communications market will compete with some of our target markets. If these technologies prove to be more reliable, faster or less expensive or become more popular, the demand for our radio frequency products and our revenues may decrease.

Some of our target markets, such as cable modem and cable telephony services, are competing with a variety of different non-radio frequency based broadband communications technologies, including digital subscriber line technology. Many of these technologies will compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster or less expensive, reach more customers or have other advantages over radio frequency based broadband technology, the demand for our radio frequency products and our revenues may decrease.

We depend on the continued growth of the broadband communications market generally, and the radio frequency product market specifically, for our success.

We derive a substantial portion of our revenues from sales of radio frequency products for broadband communication applications, in particular the cable modem market. These markets are characterized by the following:

     .    intense competition;

     .    rapid technological change; and

     . short product life cycles, especially in the consumer electronics markets.

Although the broadband communications market, in general, has grown rapidly in the last few years, it may not continue to grow or a significant slowdown in this market may occur. In particular, the set-top box, cable modem and cable telephony markets may not grow at a rate sufficient for us to achieve profitability or at all. Because of the uncertainty of the level of competition and the strength of competitors in the broadband communications market, the unproven technology of many products addressing this market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the radio frequency product market. In addition, the broadband communications market is transitioning from analog to digital, as well as expanding to new services, including Internet access, cable telephony and interactive television. The future growth of the radio frequency tuner market is partially dependent upon the market acceptance of products and technologies addressing the broadband communications market, and we cannot assure you that the radio frequency technologies upon which our products are based will be accepted by the market. If the demand for radio frequency products is not as great as we expect, we may not be able to generate sufficient revenues to become successful.

The semiconductor industry is cyclical. If there is a sustained upturn in the semiconductor market, there could be a resulting increased demand for foundry services, significantly increasing prices and reducing product availability.

The semiconductor industry periodically experiences increased demand and production capacity constraints. An increased demand for semiconductors could substantially increase the cost of producing our radio frequency products, in particular our integrated circuit products, and consequently reduce our profit margins. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions.

We primarily depend on a single third-party wafer foundry to manufacture all of our integrated circuit products, which reduces our control over the integrated circuit manufacturing process.

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM, an outside foundry, to produce most of our integrated circuit radio frequency products, although we are in the process of qualifying x-FAB for manufacturing our newer integrated circuit products. We do not have a long-term supply agreement with IBM and instead obtain manufacturing services on a purchase order basis. IBM has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of this foundry, and IBM may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If IBM were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional foundries, including x-FAB, we may be exposed to increased risk of capacity shortages due to our dependence on IBM.

We depend on a single third-party subcontractor for integrated circuit packaging which reduces our control over the integrated circuit packaging process.

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

For the year ended December 31, 2000, 50% of our net revenues were from sales outside of North America. We have increased, and intend to continue to increase, our international sales activities by hiring additional international sales and engineering support personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

Currency fluctuations related to our international operations could harm our financial results.

A significant portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations in the future.

Our international operations, including our operations in Germany and the Philippines, may be negatively affected by actions taken or events that occur in countries over which we have no control.

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Ingolstadt, Germany, two manufacturing facilities in Manila, Philippines and sales offices in Hong Kong, Taiwan and Korea. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if the U.S. imposes significant import restrictions on our products, our ability to import our products into the U.S. from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines where there has been political instability in the past, could result in unpleasant or intolerable conditions for our workers, and ultimately could result in a shutdown of our facilities in that country.

International operations that we may initiate or acquire in the future may subject us to additional business risks, including political instability, and changing or conflicting laws, regulations and tax schemes.

We may acquire or open additional international operations in Europe and the Pacific Rim region. International expansion or acquisitions, and any subsequent international operations, could be affected by the local conditions in those countries, as well as actions taken by the governments of those countries. To expand our operations internationally, we will have to comply with the laws and regulations of each country in which we conduct business. For example, if a foreign government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in that country could increase substantially, causing a decrease in our gross margins and profitability. We cannot assure you that we will be successful in obtaining the necessary regulatory approval, or in complying with applicable regulations in those countries or, if such approvals are obtained or such regulations are complied with, that we will be able to continue to comply with these regulations.

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

Our manufacturing operations could be jeopardized and our production decreased if our labor unions cause labor slowdowns or shutdowns at our union facility.

One of our manufacturing facilities is covered by union representation. This facility currently manufactures the majority of our tuner module products. If we experience labor slowdowns or shutdowns at this facility due to actions by the labor union, our manufacturing output, and consequently our revenues, could be diminished.

We must manage our growth.

If we fail to manage our growth, our reputation and results of operations could be harmed. Since December 31, 1999, our total number of employees has grown from 51 to 158 as of December 31, 2000, excluding manufacturing personnel in Manila, Philippines, largely as a result of our acquisition of Microtune KG. In addition, as of December 31, 2000, we had 1,815 employees, primarily manufacturing personnel, in the Philippines. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

Our business may be harmed if we fail to protect our proprietary technology.

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S. and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Our ability to sell our radio frequency products may suffer if any outstanding claims of intellectual property infringement against us or one of our customers is valid or if any other third-party claims that we or our customers infringe on their intellectual property.

The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In addition, our customers may be subject to infringement claims for products incorporating our radio frequency products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the infringement claim and request indemnification from us. For example, in the past, we have been notified of a claim against one of our PC/TV tuner customers for which the customer made a claim for indemnification from us. The underlying claim has not been resolved; however, we do not believe that our tuner infringes on the intellectual property that is the subject of the underlying claim. We are not, nor have we ever been, a party to this lawsuit. However, if the litigation results in an adverse result for our customer, it may reduce or completely eliminate marketing of its infringing product, which would decrease sales of our radio frequency tuners to this customer. Further, if our customer prevailed in its claim for indemnification against us, or if we were found to infringe on any other third-party intellectual property, we could be required to:

     . pay substantial damages such as royalties on our historical and future product sales;

     .    indemnify our customers for their legal fees and damages paid;

     .    stop manufacturing, using and selling the infringing products;

     .    expend significant resources to develop noninfringing technology;

     .    discontinue the use of some of our processes; or

     .    obtain licenses to the technology.

We may be unsuccessful in developing noninfringing products or negotiating licenses upon reasonable terms, or at all. These problems might not be resolved in time to avoid harming our results of operations.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Reference is made to the information regarding the Executive Officers and Directors of Microtune appearing under the captions "Election of Directors" and "Executive Officers" in Microtune's Proxy Statement related to the Annual Meeting of Stockholders to be held on April 26, 2001, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation and Related Information" in Microtune's Proxy Statement related to the Annual Meeting of Stockholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in Microtune's Proxy Statement related to the Annual Meeting of Stockholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Executive Compensation and Related Information" in Microtune's Proxy Statement related to the Annual Meeting of Stockholders to be held on April 26, 2001, is incorporated herein by reference.

                                    PART IV

ITEM 14(A). EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (1)  FINANCIAL STATEMENTS

                 See Item 8 above.

            (2)  FINANCIAL STATEMENT SCHEDULES

                 See Item 14(d) below.

            (3)  EXHIBITS

          Exhibit
          Number

           3.1*      Amended and Restated Certificate of Incorporation.
           3.2*      Amended and Restated Bylaws.
           4.1*      Fifth Amended and Restated Registration Rights Agreement
                     dated effective as of June 14, 2000.
           10.1*     Form of Indemnification Agreement between the Registrant
                     and each of its directors and officers.
           10.2*     1996 Stock Option Plan and form of agreements thereunder.
           10.3*     2000 Stock Plan and form of agreements thereunder.
           10.4*     2000 Director Option Plan and form of agreements
                     thereunder.
           10.5*     2000 Employee Stock Purchase Plan and form of agreements
                     thereunder.
           10.6*     Employment Agreement between Douglas J. Bartek and the
                     Registrant dated March 23, 2000.
           10.7*     Employment Agreement between John P. Norsworthy and the
                     Registrant dated August 8, 1996.
           10.8*     Employment Agreement between James A. Fontaine and the
                     Registrant dated August 1, 1998.
           10.9*     Employment Agreement between Martin Englmeier and the
                     Registrant dated July 1, 2000.
           10.10*    Commercial Lease Agreement dated March 24, 2000 between
                     Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 Tenth Street, Plano, Texas 75074.
           10.11*    Property Leasing Contract, as supplemented as of January 1,
                     2000, between Sanctor Grundstucks-Vermietungsgessellschaft
                     GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.
           10.12*    Contract of Lease dated December 10, 1998 between MX
                     Technology Corporation and Temic RF-Technologies (Phils.),
                     Inc. for factory space in the Granville Industrial Complex in Cavite, Philippines.
           10.13*    Sublease Agreement dated December 10, 1998 between Temic
                     RF-Technologies (Phils.), Inc. and NSF RF-Technologies
                     Corporation for factory space in the Granville Industrial
                     Complex in Cavite, Philippines.
           10.14*    Securities Purchase Agreement dated January 10, 2000,
                     effective December 31, 1999, between HMTF Acquisition
                     (Bermuda), Ltd. and the Registrant.
           10.15*    Asset Purchase Agreement between the Registrant, The Tuner
                     Company and Thomas K. Widmer dated January 10, 2000.
           10.16*    Line of Credit dated March 22, 1999 between Deutsche Bank
                     AG and Temic Telefunken Hochfrequenztechnik GmbH.
           10.17     Service Agreement dated November 17, 2000 between Temic
                     Telefunken microelectronics (Philippines), Inc. and
                     Microtune RF-Technologies (Phils.), Inc. for factory space in Manila, Philippines.

           21.1      Subsidiaries of Registrant
           23.1      Consent of Ernst & Young LLP, independent auditors.
           24.1      Power of Attorney (see page 44).

Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-36340) declared effective August 4, 2000.

ITEM 14(B). REPORTS ON FORM 8-K

None.

ITEM 14(C). EXHIBITS

See Item 14(a)(3) above.

ITEM 14(D). FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Plano, State of Texas, on the 16th day of March, 2001.

                                   MICROTUNE, INC.


                                   By: /s/ Douglas J. Bartek
                                       ----------------------------------------
                                           Douglas J. Bartek
                                           Chief Executive Officer and Chairman

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Douglas J. Bartek, and Everett (Buddy) Rogers, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                          Title                                Date
-----------------------------------------   -------------------------------------------------     --------------
/s/ Douglas J. Bartek                       Chief Executive Officer and Chairman of the Board     March 16, 2001
-----------------------------------------   (Principal Executive Officer)
            Douglas J. Bartek

/s/ Everett (Buddy) Rogers                  Chief Financial Officer and Vice President of         March 16, 2001
-----------------------------------------   Finance and Administration (Principal Financial and
         Everett (Buddy) Rogers             Accounting Officer)

/s/ Harvey B. Cash
-----------------------------------------
             Harvey B. Cash                 Director                                              March 16, 2001

/s/ Walter S. Ciciora
-----------------------------------------
            Walter S. Ciciora               Director                                              March 16, 2001

/s/ James H. Clardy
-----------------------------------------
             James H. Clardy                Director                                              March 16, 2001

/s/ Martin Englmeier
-----------------------------------------
            Martin Englmeier                Director                                              March 16, 2001

/s/ John P. Norsworthy
-----------------------------------------
           John P. Norsworthy               Director                                              March 16, 2001

/s/ Philippe Von Stauffenberg
-----------------------------------------
        Philippe Von Stauffenberg           Director                                              March 16, 2001

/s/ Lawrence D. Stuart, Jr.
-----------------------------------------
         Lawrence D. Stuart, Jr.            Director                                              March 16, 2001

/s/ William P. Tai
-----------------------------------------
             William P. Tai                 Director                                              March 16, 2001


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page
----------------------------------------------------------------------------------      --------
Report of Ernst and Young LLP, Independent Auditors...............................        F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999......................        F-3

Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.............................................        F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998.............................................        F-5

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 2000, 1999 and 1998 .......................................        F-6

Notes to Consolidated Financial Statements........................................        F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Microtune, Inc.

         We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                     ERNST & YOUNG LLP

Dallas, Texas
January 24, 2001

                                MICROTUNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                             Assets                                                       December 31,
                                                                                                    -------------------------
                                                                                                     2000          1999
                                                                                                    -------------------------
Current assets:
      Cash and cash equivalents....................................................................  $  77,650      $  20,129
      Accounts receivable, net of allowance for doubtful accounts of $456 at December 31, 2000.....     12,301            164
      Inventories..................................................................................     16,389              -
      Deferred income taxes........................................................................        552              -
      Other current assets.........................................................................        770             22
                                                                                                     ---------      ---------
           Total current assets....................................................................    107,662         20,315

Property and equipment, net........................................................................     15,179          1,790
Intangible assets, net of accumulated amortization of $2,481.......................................      6,054              -
Goodwill, net of accumulated amortization of $5,570................................................     22,706              -
Deferred income taxes..............................................................................        484              -
Other assets and deferred charges..................................................................        946            172
                                                                                                     ---------      ---------
           Total assets............................................................................  $ 153,031      $  22,277
                                                                                                     =========      =========
                                Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable.............................................................................  $   6,763      $     223
      Accrued expenses.............................................................................      8,110             84
      Accrued compensation.........................................................................      1,888            365
                                                                                                     ---------      ---------
           Total current liabilities...............................................................     16,761            672

Deferred income taxes..............................................................................      2,966              -
Other noncurrent liabilities.......................................................................      1,197              -
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.001 par value:
      Authorized shares - 25,000 at December 31, 2000 and 18,999 at December 31,
           1999; issued and outstanding series A through D convertible shares -
           7,830 at December 31, 1999..............................................................          -              8
    Common stock, $0.001 par value:
      Authorized shares - 150,000 at December 31, 2000 and 100,000 at December
           31, 1999; issued and outstanding shares - 38,547 at
           December 31, 2000 and 7,943 at December 31, 1999........................................         39              8
    Additional paid-in capital.....................................................................    180,661         36,819
    Loans receivable from stockholders.............................................................       (788)          (207)
    Accumulated other comprehensive loss...........................................................       (988)             -
    Accumulated deficit............................................................................    (46,817)       (15,023)
                                                                                                     ---------      ---------
           Total stockholders' equity..............................................................    132,107         21,605
                                                                                                     ---------      ---------
               Total liabilities and stockholders' equity..........................................  $ 153,031      $  22,277
                                                                                                     =========       ========

See accompanying notes.

                                 MICROTUNE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                          Year Ended December 31,
                                                                    -----------------------------------
                                                                      2000           1999          1998
                                                                    --------       ------        ------
Net revenues......................................................  $ 70,829      $     --     $     --
Cost of revenues..................................................    46,369            --           --
                                                                    --------      --------     --------
Gross margin......................................................    24,460            --           --
Operating expenses:
      Research and development:
         Stock option compensation................................     1,360           220           --
         Other....................................................    13,472         5,913        3,174
                                                                    --------      --------     --------
                                                                      14,832         6,133        3,174
      Acquired in-process research and development................    12,692            --           --
      Selling, general and administration:
         Stock option compensation................................     2,838           630           --
         Other....................................................    16,443         2,327          885
                                                                    --------      --------     --------
                                                                      19,281         2,957          885
      Amortization of intangible assets and goodwill..............     8,414            --           --
                                                                    --------      --------     --------
             Total operating expenses.............................    55,219         9,090        4,059
                                                                    --------      --------     --------
Loss from operations..............................................   (30,759)       (9,090)      (4,059)
Other income (expense):
     Interest income..............................................     2,727           582          572
     Foreign currency translation and transaction gains (losses),
        net.......................................................    (2,451)           --           --
     Other........................................................       723            --           --
                                                                    --------      --------     --------
Loss before provision for income taxes............................   (29,760)       (8,508)      (3,487)
Provision for income taxes........................................     2,034            --           --
                                                                    --------      --------     --------
Net loss..........................................................   (31,794)       (8,508)      (3,487)
Preferred stock dividends.........................................        --            --         (811)
                                                                    --------      --------     --------
Net loss applicable to common stockholders........................  $(31,794)     $ (8,508)    $ (4,298)
                                                                    ========      ========     ========
Basic and diluted loss per common share...........................  $  (1.57)     $  (1.34)    $  (1.04)
                                                                    ========      ========     ========
Weighted-average shares used in computing basic and diluted loss
    per common share..............................................    20,229         6,354        4,116
                                                                    ========      ========     ========

See accompanying notes.

                                MICROTUNE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                               Series A Through F
                                                             Convertible Preferred
                                                                      Stock                Common Stock
                                                             ----------------------------------------------
                                                               Number         Par      Number of       Par     Additional Paid-
                                                             of Shares       Value      Shares        Value       In Capital
                                                             ------------------------------------------------------------------
Balance at December 31, 1997...............................     5,300         $  5         6,714      $   7         $  11,327
Issuance of common stock upon exercise of stock options
     for cash and notes....................................         -            -           401          -               120
Repurchase of common stock for extinguishment of note
     receivable............................................         -            -          (167)         -                (4)
Contribution of Series A Preferred Stockholder under
     formation agreement...................................         -            -             -          -               109
Repurchase of Series A Preferred Stock for cash............      (300)           -             -          -              (279)
Deemed dividend on preferred stock.........................         -            -             -          -              (811)
Issuance of Series C Preferred Stock for cash net of
     issuance costs of $20.................................     1,463            2             -          -             8,754
Payments on loans receivable from stockholders.............         -            -             -          -                 -
Net loss...................................................         -            -             -          -                 -
                                                              -------         ----       -------       ----         ---------
Balance at December 31, 1998...............................     6,463            7         6,948          7            19,216
Issuance of common stock upon exercise of stock
     options...............................................         -           --           995          1               220
Issuance of Series D Preferred Stock for cash..............     1,367            1             -          -            16,408
Stock option compensation..................................         -            -             -          -               850
Funds released from escrow for Series A Preferred Stock....         -            -             -          -                 -
Other......................................................         -            -             -          -               125
Net loss...................................................         -            -             -          -                 -
                                                              -------         ----       -------       ----         ---------
Balance at December 31, 1999...............................     7,830            8         7,943          8            36,819
Issuance of common stock upon exercise of stock options
     and from shares purchased under Employee Stock
     Purchase Plan.........................................         -            -           694          1               337
Issuance of Series E Preferred Stock and warrants to
     purchase common stock in the combination with HMTF
     Acquisition (Bermuda), Ltd............................     3,319            3             -          -            62,956
Issuance of Series F Preferred Stock for cash..............       800            1             -          -             9,599
Issuance of common stock related to initial public
     offering..............................................   (11,949)         (12)       29,910         30            66,752
Stock option compensation..................................         -            -             -          -             4,198
Payments on loans receivable from stockholders.............         -            -             -          -                 -
Net loss...................................................         -            -             -          -                 -
Unrealized foreign currency loss...........................         -            -             -          -                 -
Total comprehensive loss...................................         -            -             -          -                 -
                                                              -------         ----       -------      -----         ---------
Balance at December 31, 2000...............................         -         $  -        38,547      $  39         $ 180,661
                                                              =======         ====       =======      =====         =========

                                                                 Stock         Loans       Accumulated
                                                             Subscription-   Receivable       Other                      Total
                                                               Funds Held       from      Comprehensive  Accumulated   Stockholder
                                                               in Escrow    Stockholders      Loss         Deficit       Equity
                                                             ---------------------------------------------------------------------
Balance at December 31, 1997...............................     $  (3,000)      $    (96)     $      -     $  (3,028)    $   5,215
Issuance of common stock upon exercise of stock options
     for cash and notes....................................             -           (118)            -             -             2
Repurchase of common stock for extinguishment of note
     receivable............................................             -              4             -             -             -
Contribution of Series A Preferred Stockholder under
     formation agreement...................................             -              -             -             -           109
Repurchase of Series A Preferred Stock for cash............             -              -             -             -          (279)
Deemed dividend on preferred stock.........................             -              -             -             -          (811)
Issuance of Series C Preferred Stock for cash net of
     issuance costs of $20.................................             -              -             -             -         8,756
Payments on loans receivable from stockholders.............             -              3             -             -             3
Net loss...................................................             -              -             -        (3,487)       (3,487)
                                                                ---------       --------      --------     ---------     ---------
Balance at December 31, 1998...............................        (3,000)          (207)            -        (6,515)        9,508
Issuance of common stock upon exercise of stock
     options...............................................             -              -             -             -           221
Issuance of Series D Preferred Stock for cash..............             -              -             -             -        16,409
Stock option compensation..................................             -              -             -             -           850
Funds released from escrow for Series A Preferred Stock....         3,000              -             -             -         3,000
Other......................................................             -              -             -             -           125
Net loss...................................................             -              -             -        (8,508)       (8,508)
                                                                ---------       --------      --------     ---------     ---------
Balance at December 31, 1999...............................             -           (207)            -       (15,023)       21,605
Issuance of common stock upon exercise of stock options
     and from shares purchased under Employee Stock
     Purchase Plan.........................................             -            (35)            -             -           303
Issuance of Series E Preferred Stock and warrants to
     purchase common stock in the combination with HMTF
     Acquisition (Bermuda), Ltd............................             -         (1,012)            -             -        61,947





Issuance of Series F Preferred Stock for cash..............             -              -             -             -         9,600
Issuance of common stock related to initial public
     offering..............................................             -              -             -             -        66,770
Stock option compensation..................................             -              -             -             -         4,198
Payments on loans receivable from stockholders.............             -            466             -             -           466
Net loss...................................................             -              -             -       (31,794)      (31,794)
Unrealized foreign currency loss...........................             -              -          (988)            -          (988)
                                                                                                                         ---------
Total comprehensive loss...................................             -              -             -             -       (32,782)
                                                                ---------       --------      --------     ---------     ---------
Balance at December 31, 2000...............................     $      --       $   (788)     $   (988)    $ (46,817)    $ 132,107
                                                                =========       ========      ========     =========     =========

See accompanying notes.

                                 MICROTUNE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Year Ended December 31,
                                                                         ---------------------------------------------
                                                                            2000              1999              1998
                                                                         ---------         ---------         ---------
Operating activities:
    Net loss..........................................................   $ (31,794)        $  (8,508)        $  (3,487)
    Adjustments to reconcile net loss to cash used in operating activities, net of effects of business combination:
       Depreciation...................................................       5,874             1,007               554
       Amortization of intangible assets and goodwill.................       8,414                 -                 -
       Acquired in-process research and development...................      12,692                 -                 -
       Foreign currency translation and transaction gains
           (losses), net..............................................       2,452                 -                 -
       Stock option compensation......................................       4,198               850                 -
       Deferred income taxes..........................................        (459)                -                 -
       Changes in operating assets and liabilities:
           Accounts receivable........................................      (4,305)             (164)                -
           Inventories................................................      (7,120)                -                 -
           Other assets...............................................       1,095               250              (138)
           Accounts payable...........................................       2,207              (224)              333
           Accrued expenses...........................................       3,791                72                13
           Accrued compensation.......................................      (3,040)              267                46
                                                                         ---------         ---------         ---------
                Net cash used in operating activities.................      (5,995)           (6,450)           (2,679)

Investing activities:
    Net cash acquired in acquisition of HMTF Acquisition..............       3,550                 -                 -
    Purchases of property and equipment...............................     (13,672)             (919)           (1,546)
    Sale of property and equipment....................................         267                 -                 -
    Purchase of intangible assets.....................................        (923)                -                 -
                                                                         ---------         ---------         ---------
                Net cash used in investing activities.................     (10,778)             (919)           (1,546)

Financing activities:
    Proceeds from initial public offering of common stock.............      66,770                 -                 -
    Repurchase of Series A Preferred Stock............................           -                 -              (982)
    Proceeds from issuance of Series C Preferred Stock................           -                 -             8,756
    Proceeds from issuance of Series D Preferred Stock................           -            16,409                 -
    Proceeds from issuance of Series F Preferred Stock................       9,600                 -                 -
    Proceeds from issuance of common stock upon exercise of
       stock options and from shares purchased under Employee
       Stock Purchase Plan............................................         303               221                 2
    Proceeds from the release of funds in escrow......................           -             3,000                 -
    Proceeds from loans receivable from stockholders..................         466                 -                 3
    Payment of payable to stockholder.................................           -                 -            (2,238)
                                                                         ---------         ---------         ---------
                Net cash provided by financing activities.............      77,139            19,630             5,541
Effect of foreign currency exchange rate changes on cash..............      (2,845)                -                 -
                                                                         ---------         ---------         ---------
Net increase in cash and cash equivalents.............................      57,521            12,261             1,316
Cash and cash equivalents at beginning of year........................      20,129             7,868             6,552
                                                                         ---------         ---------         ---------
Cash and cash equivalents at end of year..............................   $  77,650         $  20,129         $   7,868
                                                                         =========         =========         =========

See accompanying notes.

                                MICROTUNE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

     Microtune, Inc. (the Company), was incorporated on May 28, 1996, and commenced operations on August 21, 1996. The Company operates in a single business segment and is engaged in the design, manufacturing, and marketing of high performance RF products to the broadband communications markets. Effective June 9, 2000, the Company changed its state of incorporation from Texas to Delaware. As part of the incorporation in Delaware, the common stock shares authorized were increased to 150,000,000.

     The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Completion of Initial Public Offering

     On August 4, 2000, the Company completed its initial public offering. The Company issued 4.6 million shares of its common stock resulting in net proceeds of approximately $66.8 million. Upon the completion of the initial public offering, all then outstanding convertible preferred stock (Note 9) converted into an aggregate of 23.1 million shares of common stock and all outstanding warrants (Note 10) were automatically exercised for 2.2 million shares of common stock.

Acquisition of HMTF Acquisition (Bermuda), Ltd.

     On January 10, 2000, the Company combined with HMTF Acquisition (Bermuda) Ltd. (HMTF Acquisition), the ultimate parent company of Temic Telefunken Hochfrequenztechnik GmbH (Temic), in a transaction accounted for as a purchase business combination. HMTF Acquisition acquired Temic on December 22, 1999. Temic is now called Microtune GmbH & Co. KG (Microtune KG). Microtune KG manufactures, markets and sells RF systems solutions. The consideration in the combination consisted of 3,318,513 shares of Series E Preferred Stock and warrants to purchase up to 2,212,342 shares of common stock at an exercise price of $0.001 per share. The results of operations of HMTF Acquisition are included in the results of the Company from the date of acquisition. The components of the aggregate cost of the combination were as follows (in thousands, except share data):

     Fair market value of 3,318,513 shares of Series E Preferred Stock...........................    $ 55,548
     Fair market value of warrants to purchase 2,212,342 shares of the Company's common stock....       7,411
     Transaction costs...........................................................................         185
                                                                                                     --------
     Total combination cost......................................................................    $ 63,144
                                                                                                     ========

     The fair values of the Series E Preferred Stock and the warrants were based on the estimated fair value of the Company's common stock at the date of the combination and the cash purchase price paid by HMTF Acquisition for Microtune KG on December 22, 1999 of $60.0 million.

                                MICROTUNE, INC.

     The cost of the acquisition has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

     Working capital...........................................................................  $11,206
     Property and equipment....................................................................    6,118
     Intangible assets.........................................................................    8,037
     Goodwill..................................................................................   28,276
     Acquired in-process research and development costs charged to expense.....................   12,692
     Deferred income taxes.....................................................................   (1,914)
     Other assets and liabilities, net.........................................................   (2,283)
     Loans receivable from stockholders........................................................    1,012
                                                                                                 -------
     Total combination cost.................................................................     $63,144
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

     The acquired in-process technology relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. The estimated cost of completion of the development projects as of the acquisition date was approximately $375,000, $50,000, $375,000 and $2,050,000 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. As of December 31, 2000, the amounts expended towards completing the development projects subsequent to the acquisition date were approximately $335,000, $50,000, $340,000 and $1,520,000 for projects in the cable modem, set-
top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. The dates of completion of the development projects were December 2000, November 2000 and November 2000 for projects in the cable modem, set-top box and multimedia product groups, respectively. The estimated date of completion of the development projects as of December 31, 2000 was December 2002 for projects in the automotive product group.

                                MICROTUNE, INC.

     The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products for the next ten years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rate utilized to discount the net cash flows to present value was 22% based on the weighted-average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects. Projected net cash flows from such products are based on estimates of revenues and operating profit related to such products. Management expects that the purchased research and development generally will be successfully developed into commercially viable products. However, there can be no assurance that commercial viability or timely release of these products will be achieved.

     In connection with the combination with HMTF Acquisition, the Company acquired the principal assets of The Tuner Company, an independent distributor of products for Microtune KG in North America, for $931,000 and the assumption of certain liabilities.

     During 2000 the Company converted its German subsidiary from a GmbH (corporation) to a KG (partnership) effective January 1, 2000. As this action was contemplated in the acquisition of HMTF Acquisition, the impact of this change in structure was reflected as an adjustment of the purchase price allocation on the conversion date resulting in reductions of goodwill and the noncurrent deferred income tax liability of $2.1 million.

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

                                                    Year Ended
                                                    December 31,
                                                        1999
                                                    -----------
                                                    (unaudited)
     Revenue.....................................   $ 46,759
     Loss from operations........................    (13,865)
     Net loss....................................    (11,160)
     Basic and diluted loss per common share.....   $  (1.76)

     Prior to the combination with HMTF Acquisition, the Company was in the development stage and had been engaged primarily in raising capital, recruiting RF and analog engineers, product research and development, and developing relationships with potential customers and suppliers.

                                MICROTUNE, INC.

2. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. The Company's investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value.

Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are currently three to five years. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems completion to be probable and that the project will be used to perform the function intended. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

Intangible Assets and Goodwill

     Intangible assets, which consist primarily of the customer base, patents and other intangible assets acquired in the acquisition of HMTF Acquisition, are being amortized on the straight-line basis over one to five years.

     Goodwill resulting from the acquisition of HMTF Acquisition is being amortized over a period of five years.

     The carrying value of goodwill and other intangible assets will be reviewed if the facts and circumstances suggest that they may be permanently impaired. If a comparison of the undiscounted cash flow method to the carrying value of goodwill and other intangible assets indicates that these assets will not be recoverable, the assets will be reduced to their estimated recoverable value. Estimated recoverable value is determined by applying the discounted cash flow method.

                                MICROTUNE, INC.

Revenue Recognition

     Revenues are recognized when product has been shipped and title to the product has transferred to the customer. Title to the product may transfer to the customer when shipped or when received by the customer based on the specific customer agreement. Provision is made currently for estimated returns.

Research and Development Costs

     Research and development costs, consisting of the costs of designing, developing, and testing new or significantly enhanced products, are expensed as incurred.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Through December 31, 2000, there have been no significant grants to non-employees.

     Effective July 1, 2000, the Company adopted interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on the Company's results of operations for the year ended December 31, 2000.

Warranty Costs

     The Company provides a minimum of a one-year warranty on all products and records a related provision for estimated warranty costs at the date of sale.

Shipping and Handling Costs

     Shipping and handling costs that the Company incurs related to product shipments to customers are included in Selling, General and Administration expenses. Shipping and handling costs totaled $1.1 million in the year ended December 31, 2000.

Foreign Currency Translation

     Through June 30, 2000, the Company used the U.S. dollar as its functional currency, except that the German Mark was used as its functional currency for Microtune KG and its subsidiaries (collectively, the Subsidiaries). Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG into U.S. dollars through June 30, 2000 were included as a component of stockholders' equity. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG outside of Germany into German Marks were recognized currently in the Company's results of operations as a component of foreign currency gains and losses.

                                MICROTUNE, INC.

     Effective July 1, 2000, the Company changed the functional currency of the Subsidiaries to the U.S. Dollar from the German Mark to appropriately reflect the manner in which the Subsidiaries are now managed and operated. Subsequent to June 30, 2000 the financial statements of the Subsidiaries are remeasured into the U.S. Dollar. The impact from the remeasurement of financial statements not denominated in U.S. Dollars is recognized currently in the Company's results of operations as a component of foreign currency gains and losses.

Income Taxes

     The Company's income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized.

Earnings Per Share

     Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period and common equivalent shares consisting of preferred stock, stock options, warrants, restricted stock subject to repurchase rights and employee stock purchase plan options.

     Preferred stock dividends added to net loss to derive net loss applicable to common stockholders resulted from certain purchases of outstanding shares of Series A Preferred Stock, which occurred during 1998 (Note 9). The excess of the cash consideration to purchase the shares over the carrying amount of the shares has been treated as dividends paid to the stockholders of the preferred shares in the earnings per share calculation.

     The following table sets forth anti-dilutive securities that were outstanding at December 31, 2000, 1999 and 1998 which have been excluded from diluted earnings per share (in thousands):

                                                                               December 31,
                                                                 --------------------------------------
                                                                  2000            1999             1998
                                                                 --------------------------------------
         Preferred stock convertible into common stock.........        -         15,660          12,925
         Stock options.........................................    7,982          2,945           1,844
         Warrants..............................................        -             41              41
         Restricted common stock...............................      213            681           1,788
         Employee stock purchase plan..........................        9              -               -
                                                                 -------      ---------       ---------
         Total anti-dilutive securities excluded...............    8,204         19,327          16,598
                                                                 =======      =========       =========

                                MICROTUNE, INC.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers in the broadband communications industry internationally, principally in Europe and the United States. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. Microtune KG also maintains credit insurance covering certain receivables. The Company has not experienced significant losses on uncollectible accounts.

Risk and Uncertainties

     The future results of operations and financial condition of the Company will be impacted by the following factors, among others: the level of difficulty experienced in the integration of acquired businesses, dependence on the broadband communications markets, lengthy sales cycle, dependence on third party manufacturers and subcontractors, technological change and dependence on new products, international operations, property rights, and product liability.

Recent Accounting Pronouncement

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 requires that all derivatives be recognized at fair value on the balance sheet and that related gains and losses be included in net income or comprehensive income depending on the nature of the hedging relationship. Currently, the Company has not entered into contracts that will be classified as derivative financial instruments under SFAS No. 133. However, the Company may enter into contracts that are classified as derivative financial instruments in the future. Adoption of SFAS No. 133 did not have an impact on the results of operations or financial position of the Company. However, management cannot estimate its impact on future results of operations and financial position.

3. Inventories

     Inventories consists of the following (in thousands):

                                                       December 31, 2000
                                                       -----------------
         Finished goods..........................            $  4,978
         Work-in-process.........................               2,085
         Raw materials...........................               9,326
                                                             --------
                                                             $ 16,389
                                                             ========

                                 MICROTUNE, INC.

4. Property and Equipment

     Property and equipment, at cost, consists of the following (in thousands):

                                                               December 31,
                                                            -----------------
                                                              2000     1999
                                                            -----------------
     Leasehold improvements............................    $  1,227   $   418
     Manufacturing equipment...........................      13,702         -
     Other equipment...................................       3,039     2,445
     Furniture and fixtures............................       1,127        82
     Computer software.................................       1,834       724
                                                           --------   -------
     Total property and equipment......................      20,929     3,669
     Less accumulated depreciation.....................       5,750     1,879
                                                           --------   -------
                                                           $ 15,179   $ 1,790
                                                           ========   =======


5. Accrued Expenses

     Accrued expenses consists of the following (in thousands):

                                                           December 31,
                                                       --------------------
                                                         2000         1999
                                                       --------------------
     Accrued warranty obligation.....................  $    711     $     -
     Accrued income taxes (Note 8)...................     2,145           -
     Deferred income taxes (Note 8)..................       373           -
     Other...........................................     4,881          84
                                                       --------     -------
                                                       $  8,110     $    84
                                                       ========     =======


6. Note Payable

     At December 31, 2000, Microtune KG has a credit agreement with a bank that provides for borrowings of up to $2.4 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank (7.25% at December 31, 2000). At December 31, 2000, no borrowings were outstanding under this credit agreement.

                                 MICROTUNE, INC.

7. Commitments and Contingencies

         In March 2000, the Company entered into a new five-year operating lease for office space in Plano, TX to be used as its headquarters and for administrative, sales and marketing and research and development. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under an operating lease with a twenty two year term, which began in December 1999. The Company also leases certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2000 are as follows (in thousands):

         2001.............................   $  2,257
         2002.............................      1,903
         2003.............................      1,323
         2004.............................      1,105
         2005.............................        655
         Thereafter.......................      4,951
                                             --------
                                             $ 12,194
                                             ========

         As of December 31, 2000, future minimum payments required under the operating lease for the facility in Germany include $3.1 million guaranteed by Microtune KG relating to obligations issued to finance the land and building.

         Rent expense for the years ended December 31, 2000, 1999 and 1998, was $1,926,000, $128,000 and $70,000, respectively.

         From time to time, the Company may be involved in litigation relating to claims arising out of the ordinary course of business. The Company is not currently a party to any material litigation, except as described below.

         On January 24, 2001, the Company filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM 3415 microchip infringes on the Company's U.S. patent no. 5,737,035. The Company's complaint, is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes the Company's 5,737,035 patent.

                                 MICROTUNE, INC.

8. Income Taxes

       The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows (in thousands):

                                                                                    Year Ended December 31,
                                                                            --------------------------------------
                                                                                2000         1999           1998
                                                                            --------------------------------------
       Expense (benefit) computed at the U.S. federal
           statutory rate..........................................         $ (10,118)     $ (2,893)      $ (1,198)
       Benefit of losses not recognized............................             4,660         2,598          1,196
       Non-deductible stock option compensation....................             1,427           289              -
       Acquired in-process research and development
           costs for which no tax benefit was
           recognized..............................................             4,315             -              -
       Non-deductible goodwill amortization........................             1,604             -              -
       Other, net..................................................               146             6              2
                                                                            ---------      --------       --------
       Income tax provision........................................         $   2,034      $      -       $      -
                                                                            =========      ========       ========

       The income tax provision for the year ended December 31, 2000 consists of the following (in thousands):

       Foreign income taxes:
           Current provision...................................... $ 2,380
           Deferred provision.....................................    (459)
       State income taxes.........................................     113
                                                                   -------
                                                                   $ 2,034
                                                                   =======

       The income of foreign operations before income taxes for the year ended December 31, 2000 was $7.1 million. Undistributed earnings (approximately $7.1 million at December 31, 2000) of non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon remittance of these earnings.

       Income taxes paid in the year ended December 31, 2000 were $0.6 million. No income taxes were paid in 1999 or 1998.

                                MICROTUNE, INC.

     The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                               December 31,
                                                                      ----------------------
                                                                        2000          1999
                                                                      ----------------------
      Deferred tax liabilities:
          Accrued expenses....................................        $    783      $     -
          Identifiable intangible assets......................           1,223            -
          Other...............................................             208            -
                                                                      --------      -------
             Total deferred tax liabilities                              2,214            -
      Deferred tax assets:
          Property and equipment..............................             241            -
          Accrued expenses....................................               -          115
          Net operating losses................................           9,727        4,603
          Research and development credits....................           1,049          383
          Other, net..........................................               4          129
                                                                      --------      -------
              Total deferred tax assets.......................          11,021        5,230
      Valuation allowance.....................................         (11,110)      (5,230)
                                                                      --------      -------
                   Total deferred tax liabilities, net........        $  2,303      $     -
                                                                      ========      =======

     The Company has established a valuation allowance to fully reserve its U.S. deferred tax assets at December 31, 2000, and 1999 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2000, the Company had a net operating loss carryforward of approximately $26.0 million and an unused research and development credit carryforward of approximately $1.0 million, which begin to expire in the year 2011. The occurrence of a change in ownership, as defined in the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

     The income tax returns of the Company, HMTF Acquisition, Microtune KG and their subsidiaries are subject to review and examination in the various jurisdictions in which they operate. Management believes that all income tax issues which have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on the financial position or future results of operations of the Company.

9. Convertible Preferred Stock

     At December 31, 2000, the Company has authorized 25,000,000 shares of preferred stock, which none was outstanding. On August 4, 2000, upon the completion of the initial public offering, all then outstanding convertible preferred stock converted into an aggregate of 23.1 million shares of common stock.

     In addition to conversion rights, the preferred stock had voting rights equal to common stock, and certain liquidation preferences and dividend rights equivalent to the common shareholders. Activity related to preferred stock, including shares issued, proceeds from the sale of shares and the effect of the conversion into common stock is presented in the accompanying Consolidated Statements of Stockholders' Equity.

                                MICROTUNE, INC.

     During 1998, the Company repurchased 299,999 shares of Series A Preferred Stock from Cirrus Logic International, Ltd. for $1,090,000 which resulted in a deemed preferred stock dividend of $811,000.

     In August 1996, the Company issued 1,937,493 shares of Series A Preferred Stock to investors for cash proceeds of $5,000,000. Additionally, the investors contributed cash of $3,000,000 in exchange for 1,162,508 shares of Series A Preferred Stock, which were subject to an escrow agreement. The investors could vote the shares while held in escrow. The escrow agent was required to invest the funds held in escrow in AAA-rated short-term investments, and was required to pay interest earned on the investments to the Company on a monthly basis. In 1999, the funds held in escrow were released by the escrow agent to the Company upon the successful demonstration by the Company of a working prototype of an integrated circuit.

10. Common Stock

     In January 2000, the Board of Directors declared a stock dividend of one share of common stock for each outstanding share of common stock of the Company. The effect of the stock dividend is reflected retroactively in the accompanying financial statements.

     At December 31, 2000, 213,313 shares of common stock were issued and outstanding under stock purchase and restriction agreements that restrict the transfer of ownership of such stock. Pursuant to the stock purchase and restriction agreements, ownership vests based on employment over periods which range from four to five years from the date of grant. Upon termination of employment of a holder of restricted shares, the Company has the right but not the obligation to purchase any unvested shares, at the stockholder's original cost. At December 31, 2000, the aggregate original cost of shares which were subject to the repurchase right was $90,815.

     At December 31, 2000, the Company has loans receivable from employees of Microtune KG totaling $665,000, which were acquired in the merger with HMTF Acquisition (Note 1). The loans receivable are secured by shares of common stock owned by the employees, are guaranteed by the employees, bear interest at 3% per annum and are due December 2001.

     At December 31, 2000 and 1999, the Company also has loans receivable from U.S. employees of the Company totaling $123,000 and $207,000, respectively, which were issued in 1996 and 1998 related to the exercise of stock options. The loans receivable are secured by shares of common stock owned by the employees, are guaranteed by the employees, bear interest at up to 6.8% per annum and are due by April 2004.

11. Stock Plans

     The Company's 1996 Stock Option Plan (the 1996 Plan) was approved by the Board of Directors and the stockholders in August 1996, and provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of the Company. The terms of each option granted under the 1996 Plan are established by the Board of Directors. At December 31, 2000, the Company had reserved 7,577,501 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Plan.

                                MICROTUNE, INC.

     On August 4, 2000, the Company adopted a new stock option plan (the 2000
Plan). The 2000 Plan provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of the Company. The terms of each option granted under the 2000 Plan are established by the Board of Directors. At December 31, 2000, the Company had reserved 7,760,101 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Plan.

     On August 4, 2000, the Company adopted a Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for nonqulaified stock options to be granted to non-employee members of the Company's Board of Directors. The Directors' Plan has reserved 150,000 shares of common stock for issuance upon exercise of options granted pursuant to the Directors' Plan. At December 31, 2000, no options had been granted under the Directors' Plan.

     A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:


                                                               Weighted-
                                                Number of       Average
                                                 Options      Exercise Price
                                             -------------------------------
           Balance at December 31, 1997....      1,069,000      $  0.11
              Granted......................      1,175,900         0.27
              Exercised....................       (401,200)        0.31
                                                 ----------
           Balance at December 31, 1998....      1,843,700         0.17
              Granted......................      2,160,150         0.55
              Exercised....................       (994,784)        0.22
              Canceled.....................        (64,000)        0.36
                                                 ----------
           Balance at December 31, 1999....      2,945,066         0.42
              Granted......................      5,771,150         2.84
              Exercised....................       (680,215)        0.35
              Canceled.....................        (54,200)        1.27
                                                 ---------
           Balance at December 31, 2000....      7,981,801      $  2.17
                                                 =========

     The following presents certain information about outstanding stock options at December 31, 2000:

                                       Options Outstanding                    Options Exercisable
                             --------------------------------------------------------------------------
                                            Weighted-       Weighted-                     Weighted-
                                             Average         Average                       Average
                             Number of      Exercise     Contractual Life  Number of    Exercise Price
  Range of Exercise Price     Options         Price                         Options
-------------------------------------------------------------------------------------------------------
    $0.03-0.38                1,149,500      $ 0.27          7.4            350,928         $ 0.23
    $0.63-0.88                5,168,651        0.82          8.9            110,593           0.74
    $1.25-8.50                1,259,350        4.94          9.2             88,978           1.28
    $12.81-38.00                404,300       16.13          9.9                  -              -
                             ----------                                  -----------
                              7,981,801                                     550,499
                             ==========                                  ===========

                                MICROTUNE, INC.

         At December 31, 1999 and 1998, the number of exercisable options was 419,314 and 616,768, respectively, and the weighted-average exercise price of those options was $0.21 and $0.12, respectively.

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock options is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the vesting periods of the options on a straight-line basis.

         In 2000 and 1999, the Company recorded approximately $16.5 million and $3.2 million, respectively, of deferred stock option compensation as a result of granting stock options with deemed exercise prices below the estimated fair value per share of the Company's common stock at the date of grant. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the applicable options. As of December 31, 2000 and 1999, unamortized deferred stock compensation was $14.6 million and $2.3 million, respectively.

         Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:


                                                              2000    1999       1998
                                                          ------------------------------
         Volatility:
              After initial public offering..........          75%      -          -
              Before initial public offering.........           0%      0%         0%
         Weighted-average expected lives.............         4.8     4.5        5.0
         Expected dividend yields....................           -       -          -
         Weighted-average risk-free interest
              rates..................................         6.6%    5.5%       4.7%
         Fair value of options:
              Granted at market price................      $ 6.19       -     $ 0.06
              Granted at prices less than
                market...............................      $ 3.73  $ 1.39          -

         The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Prior to the Company's initial public offering the Company's employee stock options had characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                MICROTUNE, INC.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 2000            1999            1998
                                                              ------------------------------------------
                                                                (in thousands, except per share data)
        Pro forma net loss applicable to common
            stockholders................................      $ (31,946)      $ (8,652)         $ (4,318)
                                                              =========       ========          ========
        Basic and diluted pro forma loss per share......      $   (1.58)      $  (1.36)         $  (1.05)
                                                              =========       ========          ========


        On August 4, 2000, the Company also adopted an Employee Stock Purchase Plan (the Purchase Plan). A total of 400,000 shares of common stock was reserved for issuance under the plan. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, contains successive six month offering periods. The offering periods generally start on the first trading day on or after November 1 and May 1 of each year, except for the first such offering period which commenced on the first trading day after the effective date of the Company's initial public offering and ended on the last trading day on or before October 31, 2000. Generally, employees are eligible to participate if they are employed by the Company or any of its participating subsidiaries for at least 20 hours per week and more than five months in any calendar year. Participants may purchase common stock through deductions of up to 15% of the participant's compensation. The maximum number of shares a participant may purchase during a single offering period is 1,000 shares. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. The price of stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the purchase period or at the end of each purchase period. For the year ended December 31, 2000, 13,970 shares were issued under the Purchase Plan.

12. Employee Benefit Plans

        In January 1997, the Board of Directors and Stockholders approved a plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who meet a minimum service requirement. Under the Plan, the Company can elect to make voluntary contributions. No contributions were made by the Company in 2000, 1999 or 1998.

        Microtune KG and its subsidiaries sponsor defined benefit retirement plans for its employees. Retirement benefit expense for the year ended December 31, 2000 was not significant.

                                MICROTUNE, INC.

13. Geographic Information and Significant Customers

         The Company's headquarters and main design center are located in Plano, Texas. The Company also has other sales offices and design centers in the United States. The Company also has a significant design center in Germany and two manufacturing facilities in the Philippines. Net income from foreign operations totaled $5.4 million for the year ended December 31, 2000. Revenues by geographical area are summarized below for the year ended December 31, 2000 (in thousands):

         North America.....................  $ 35,567
         Europe............................    12,032
         Asia Pacific......................    21,507
         Other.............................     1,723
                                             --------
                                             $ 70,829
                                             ========

         The locations of property and equipment at December 31, 2000 are summarized below (in thousands):

         United States.....................  $  2,461
         Germany...........................     8,104
         Philippines.......................     4,614
                                             --------
                                             $ 15,179
                                             ========

         Sales to DaimlerChrysler accounted for approximately 19% of consolidated net revenues for the year ended December 31, 2000. The loss of Daimler Chrysler as a customer could have a material adverse impact on the future results of operation.

                                MICROTUNE, INC.

14.  Quarterly Consolidated Statements of Operations (unaudited)

                                                                                     Three Months Ended
                                                                 --------------------------------------------------------------
                                                                 December 31,     September 30,      June 30,         March 31,
                                                                     2000            2000              2000             2000
                                                                 ------------     -------------     ----------       ----------
Net revenues.................................................      $ 21,933         $ 19,935         $ 15,065        $  13,896
Cost of revenues.............................................        13,784           12,654            9,860           10,071
                                                                   --------         --------         --------        ---------
Gross margin.................................................         8,149            7,281            5,205            3,825
Operating expenses:
      Research and development:
         Stock option compensation...........................           369              365              359              267
         Other...............................................         3,702            4,093            3,093            2,584
                                                                   --------         --------         --------        ---------
                                                                      4,071            4,458            3,452            2,851
      Acquired in-process research and development...........             -                -                -           12,692
      Selling, general and administration:
         Stock option compensation...........................           745              715              856              522
         Other...............................................         4,273            4,073            4,795            3,302
                                                                   --------         --------         --------        ---------
                                                                      5,018            4,788            5,651            3,824
      Amortization of intangible assets and goodwill.........         2,192            1,829            2,215            2,178
                                                                   --------         --------         --------        ---------
              Total operating expenses.......................        11,281           11,075           11,318           21,545
                                                                   --------         --------         --------        ---------
Loss from operations.........................................        (3,132)          (3,794)          (6,113)         (17,720)
Other income (expense):
      Interest income........................................         1,367              864              220              276
      Foreign currency translation and transaction
         gains (losses), net.................................        (1,975)            (547)            (806)             877
      Other..................................................           243               20              289              171
                                                                   --------         --------         --------        ---------
Loss before provision for income taxes.......................        (3,497)          (3,457)          (6,410)         (16,396)
Provision for income taxes...................................           348              936              386              364
                                                                   --------         --------         --------        ---------
Net loss.....................................................      $ (3,845)        $ (4,393)        $ (6,796)       $ (16,760)
                                                                   ========         ========         ========        =========

Basic and diluted loss per common share......................      $  (0.10)        $  (0.16)        $  (0.86)       $   (2.21)
                                                                   ========         ========         ========        =========

Weighted-average  shares  used in  computing  basic  and
      diluted loss per common share..........................        38,214           27,023            7,881            7,571
                                                                   ========         ========         ========        =========

                                 MICROTUNE, INC.

                                                                                        Three Months Ended
                                                              ---------------------------------------------------------------------
                                                                 December 31,      September 30,        June 30,       March 31,
                                                                    1999               1999              1999            1999
                                                              ---------------     ---------------      ---------      ------------
Net revenues..................................................    $      --           $       --       $     --          $      --
Cost of revenues..............................................           --                   --             --                 --
                                                                  ---------           ----------       --------          ---------
Gross margin..................................................           --                   --             --                 --
Operating expenses:
      Research and development:
         Stock option compensation............................           43                   43             44                 90
         Other................................................        1,741                1,661          1,527                984
                                                                  ---------           ----------       --------          ---------
                                                                      1,784                1,704          1,571              1,074
      Acquired in-process research and development............           --                   --             --                 --
      Selling, general and administration:
         Stock option compensation............................          108                  107            107                308
         Other................................................          904                  612            435                376
                                                                  ---------           ----------       --------          ---------
                                                                      1,012                  719            542                684

      Amortization of intangible assets and goodwill..........           --                   --             --                 --
                                                                  ---------           ----------       --------          ---------
              Total operating expenses........................        2,796                2,423          2,113              1,758
                                                                  ---------           ----------       --------          ---------
Loss from operations..........................................       (2,796)              (2,423)        (2,113)            (1,758)
Other income (expense):
      Interest income.........................................          223                  161             99                 99
      Foreign currency translation and transaction
         gains (losses), net..................................           --                   --             --                 --
      Other...................................................           --                   --             --                 --
                                                                  ---------           ----------       --------          ---------
Loss before provision for income taxes........................       (2,573)              (2,262)        (2,014)            (1,659)

Provision for income taxes....................................           --                   --             --                 --
                                                                  ---------           ----------       --------          ---------
Net loss......................................................    $  (2,573)          $   (2,262)      $ (2,014)         $  (1,659)
                                                                  =========           ==========       ========          =========

Basic and diluted loss per common share.......................    $   (0.37)          $    (0.34)      $  (0.32)         $   (0.31)
                                                                  =========           == =======       ========          =========
Weighted-average shares used in computing basic and
      diluted loss per common share...........................        7,038                6,718          6,350              5,311
                                                                  =========           ==========       ========          =========

         During 2000 there were two events that significantly impacted the Company's results of operations. First, the Company acquired Microtune KG on January 10, 2000 (Note 1), which generated the majority of the Company's revenues and related cost of revenues in 2000, and also increased the Company's research and development, acquired in-process research and development, selling, general and administration, amortization of intangible assets and goodwill and foreign currency translation and transaction gains (losses), net in 2000 compared to 1999. Second, the Company completed its initial public offering of its common stock on August 4, 2000 (Note 1), which significantly increased the Company's available resources for investments in marketable securities in the third and fourth quarter of 2000 resulting in increased interest income.