Form 10-Q
period 2001-03-31
MICROTUNE INC
filed 2001-05-14
CIK 1108058

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                      Commission file number 000-31029-40

                                MICROTUNE, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                75-2883117
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)              Identification Number)

                               2201 10th Street
                              Plano, Texas 75074
             (Address of principal executive office and zip code)

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

                            YES [X]          NO [ ]

As of April 30, 2001, 39,408,216 shares of the Registrant's common stock were outstanding.

                                Microtune, Inc.

                                   FORM 10-Q
                                March 31, 2001

                                     INDEX

                                                                                                           Page
                                                                                                           ----
Part I Financial Information
 Item 1. Financial Statements..............................................................................   3

     Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 (unaudited).......................   3
     Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 (unaudited)..   4
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)..   5
     Notes to Consolidated Financial Statements (unaudited)................................................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............  12

 Item 3. Qualitative and Quantitative Disclosure About Market Risk                                           16
     Factors Affecting Future Operating Results and Stock Price............................................  17

Part II Other Information

 Item 1. Legal Proceedings.................................................................................  28

 Item 2. Changes In Securities and Use of Proceeds.........................................................  28

 Item 4. Submission of Matters to a Vote of Security Holders...............................................  28

 Item 6. Exhibits and Reports on Form 8-K..................................................................  28

Signatures.................................................................................................  29

                         PART I Financial Information

Item 1. Financial Statements

                                Microtune, Inc.
                          Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                   Assets                                     March 31, 2001   December 31, 2000
                                                                              ---------------  ------------------
Current assets:
   Cash and cash equivalents................................................        $ 71,763            $ 77,650
   Accounts receivable, net of allowance for doubtful accounts of $524 at             11,190
    March 31, 2001 and $456 at December 31, 2000............................                              12,301

   Inventories..............................................................          17,169              16,389
   Deferred income taxes....................................................           1,207                 552
   Other current assets.....................................................           1,057                 770
                                                                                    --------            --------
     Total current assets...................................................         102,386             107,662

Property and equipment, net:................................................          17,570              15,179
Intangible assets, net of accumulated amortization of $2,837 at March 31,
 2001 and $2,481 at December 31, 2000.......................................           5,687               6,054

Goodwill, net of accumulated amortization of $6,980 at March 31, 2001 and
 $5,570 at December 31, 2000................................................          21,296              22,706

Deferred income taxes.......................................................             622                 484
Other assets and deferred charges...........................................           1,057                 946
                                                                                    --------            --------
        Total assets........................................................        $148,618            $153,031
                                                                                    ========            ========

                    Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.........................................................        $  5,468            $  6,763
   Accrued expenses.........................................................           7,994               8,110
   Accrued compensation.....................................................           2,014               1,888
                                                                                    --------            --------
     Total current liabilities..............................................          15,476              16,761

Deferred income taxes.......................................................           2,904               2,966
Other noncurrent liabilities................................................           1,187               1,197
Commitments.................................................................               -                   -

Stockholders' equity:
 Preferred stock, $0.001 par value
   Authorized shares - 25,000 at March 31, 2001 and December 31, 2000.......               -                   -
 Common stock, $0.001 par value
   Authorized shares - 150,000 at March 31, 2001 and December 31, 2000;
   Issued and outstanding shares - 39,261 at March 31, 2001 and 38,547 at                 39                  39
    December 31, 2000.......................................................
 Additional paid-in capital.................................................         182,484             180,661
 Loans receivable from stockholders.........................................            (123)               (788)
 Accumulated other comprehensive loss.......................................            (988)               (988)
 Accumulated deficit........................................................         (52,361)            (46,817)
                                                                                    --------            --------
     Total stockholders' equity.............................................         129,051             132,107
                                                                                    --------            --------
        Total liabilities and stockholders' equity..........................        $148,618            $153,031
                                                                                    ========            ========

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   2001              2000
                                                                                 -------           --------
Net revenues........................................................             $17,659           $ 13,896
Cost of revenues....................................................              14,088             10,071
                                                                                 -------           --------
Gross margin........................................................               3,571              3,825
Operating expenses:
  Research and development:
     Stock option compensation......................................                 340                267
     Other..........................................................               3,954              2,584
                                                                                 -------           --------
                                                                                   4,294              2,851
  Acquired in-process research and development......................                   -             12,692
  Selling, general and administration:
     Stock option compensation......................................                 614                522
     Other..........................................................               3,869              3,302
                                                                                 -------           --------
                                                                                   4,483              3,824
  Amortization of intangible assets and goodwill....................               1,802              2,178
                                                                                 -------           --------
     Total operating expenses.......................................              10,579             21,545
                                                                                 -------           --------
Loss from operations................................................              (7,008)           (17,720)
Other income:
  Interest income...................................................               1,058                276
  Foreign currency translation and transaction gains (losses), net..                  55                877
  Other.............................................................                  44                171
                                                                                 -------           --------
Loss before income taxes............................................              (5,851)           (16,396)
Income tax expense (benefit)........................................                (307)               364
                                                                                 -------           --------
Net loss............................................................             $(5,544)          $(16,760)
                                                                                 =======           ========

Basic and diluted loss per common share.............................             $ (0.14)          $  (2.21)
                                                                                 =======           ========
Weighted-average shares used in computing basic and diluted loss
 per common share...................................................              38,841              7,571
                                                                                 =======           ========

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ---------------------------
                                                                                      2001                2000
                                                                                     -------            --------
Operating activities:
 Net loss...................................................................         $(5,544)           $(16,760)
 Adjustments to reconcile net loss to cash used in operating activities, net of effects of business combination:
   Depreciation.............................................................           1,655               1,017
   Amortization of intangible assets and goodwill...........................           1,802               2,178
   Allowance for doubtful accounts..........................................              68                 509
   Acquired in-process research and development.............................               -              12,692
   Foreign currency translation and transaction gains (losses), net.........             (55)               (877)
   Stock option compensation................................................             954                 789
   Deferred income taxes....................................................            (758)               (144)
   Changes in operating assets and liabilities:
      Accounts receivable...................................................           1,043                (779)
      Inventories...........................................................            (779)               (336)
      Other assets..........................................................            (402)                585
      Accounts payable......................................................          (1,296)              1,066
      Accrued expenses......................................................            (219)               (815)
      Accrued compensation..................................................             126              (3,292)
                                                                                     -------            --------
         Net cash used in operating activities..............................          (3,405)             (4,167)
Investing activities:
 Net cash acquired in acquisition of HMTF Acquisition.......................               -               3,550
 Purchases of property and equipment........................................          (4,087)             (1,950)
 Sale of property and equipment.............................................              29                  28
 Purchase of intangible assets..............................................             (26)               (825)
                                                                                     -------            --------
         Net cash provided by (used in) investing activities................          (4,084)                803
Financing activities:
 Proceeds from issuance of common stock upon the exercise of options........             869                  39
 Proceeds from loans receivable from stockholders...........................             665                 387
                                                                                     -------            --------
         Net cash provided by financing activities..........................           1,534                 426
Effect of foreign currency exchange rate changes on cash....................              68                 312
                                                                                     -------            --------
Net decrease in cash and cash equivalents...................................          (5,887)             (2,626)
Cash and cash equivalents at beginning of period............................          77,650              20,129
                                                                                     -------            --------
Cash and cash equivalents at end of period..................................         $71,763            $ 17,503
                                                                                     =======            ========

See accompanying notes.

                                Microtune, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2001

                                  (unaudited)

1.   Basis of Presentation

General

The accompanying unaudited financial statements as of and for the three months ended March 31, 2001 and 2000 have been prepared by Microtune, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2001 have been made. Results of operations for the three months ended March 31, 2001, are not necessarily indicative of results of operations to be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

Through June 30, 2000, the Company used the U.S. Dollar as its functional currency, except that the German Mark was used as its functional currency for Microtune GmbH & Co. KG (Microtune KG) and its subsidiaries (collectively, the Subsidiaries). Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG into U.S. Dollars through June 30, 2000, were included as a component of stockholders' equity. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG outside of Germany into German Marks were recognized currently in the Company's results of operations as a component of foreign currency gains and losses.

Effective July 1, 2000, the Company changed the functional currency of the Subsidiaries to the U.S. Dollar from the German Mark to reflect the manner in which the Subsidiaries are now managed and operated. Subsequent to June 30, 2000, the financial statements of the Subsidiaries are remeasured into the U.S. Dollar. The impact from the remeasurement of financial statements not denominated in U.S. Dollars is recognized currently in the Company's results of operations as a component of foreign currency gains and losses.

Adoption of New Accounting Pronouncement

Effective January 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 requires that all derivatives be recognized at fair value on the balance sheet and that related gains and losses be included in net income or comprehensive income depending on the nature of the hedging relationship. Currently, the Company has not entered into contracts that will be classified as derivative financial instruments under SFAS No. 133. However, the Company may enter into contracts that are classified as derivative financial instruments in the future. Adoption of SFAS No. 133 did not have an impact on the results of operations or financial position of the Company. However, management cannot estimate its impact on future results of operations and financial position.

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

3.   Acquisition of HMTF Acquisition (Bermuda), Ltd.

On January 10, 2000, the Company combined with HMTF Acquisition (Bermuda), Ltd. (HMTF Acquisition), the ultimate parent company of Temic Telefunken Hochfrequenztechnik GmbH (Temic), in a transaction accounted for as a purchase business combination. HMTF Acquisition acquired Temic on December 22, 1999. Temic is now called Microtune KG. The consideration in the combination consisted of 3,318,513 shares of Series E Preferred Stock and warrants to purchase up to 2,212,342 shares of common stock at an exercise price of $0.001 per share. The results of operations of HMTF Acquisition are included in the results of the Company from the date of acquisition. The components of the aggregate cost of the combination were as follows (in thousands, except share data):


Fair market value of 3,318,513 shares of Series E Preferred Stock.................       $55,548
Fair market value of warrants to purchase 2,212,342 shares of the
         Company's common stock...................................................         7,411
Transaction costs.................................................................           185
                                                                                         -------
Total combination cost............................................................       $63,144
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

The cost of the acquisition has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):


Working capital...................................................................       $11,206
Property and equipment............................................................         6,118
Intangible assets.................................................................         8,037
Goodwill..........................................................................        28,276
Acquired in-process research and development costs charged to expense.............        12,692
Deferred income taxes.............................................................        (1,914)
Other assets and liabilities, net.................................................        (2,283)
Loans receivable from stockholders................................................         1,012
                                                                                         -------
Total combination cost............................................................       $63,144
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

The acquired in-process technology relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. During 2000, the development projects as of the acquisition date in the cable modem, set-top box and multimedia product groups were completed at a cost of approximately $335,000, $50,000 and $340,000, respectively. As of March 31, 2001, the amount expended toward completing the development projects in the automotive group as of the acquisition date was approximately $1,620,000. As of March 31, 2001, the estimated cost of completion of the development projects in the automotive product group is approximately $430,000 and the projects are expected to be completed by December 2002.

The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products for the next ten years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rate utilized to discount the net cash flows to present value was 22% based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects. Projected net cash flows from such products are based on estimates of revenues and operating profit related to such products. Management expects that the purchased research and development projects generally will be successfully developed into commercially viable products. However, there can be no assurance that commercial viability or timely release of these products will be achieved.

4.   Earnings Per Share

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                      2001                2000
                                                     -----              ------
Preferred stock convertible into common stock.....       -              22,297
Stock options.....................................   7,779               7,790
Warrants..........................................       -               2,253
Restricted common stock...........................     180                 466
Employee stock purchase plan......................      28                   -
                                                     -----              ------
Total anti-dilutive securities excluded...........   7,987              32,806
                                                     =====              ======

5.  Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. The Company's investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

6.   Inventories

Inventories consists of the following (in thousands):

                                               March 31,          December 31,
                                                  2001                2000
                                              -----------         ------------
Finished goods.........................         $ 5,019              $ 4,978
Work in process........................           2,353                2,085
Raw materials..........................           9,797                9,326
                                                -------              -------
                                                $17,169              $16,389
                                                =======              =======

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value. In the three months ended March 31, 2001, $1.7 million in inventory determined to be in excess of demand was charged to cost of revenues.

7.  Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

                                               March 31,          December 31,
                                                 2001                 2000
                                               --------           ------------
Leasehold improvements...................       $ 1,553              $ 1,227
Manufacturing equipment..................        16,290               13,702
Other equipment..........................         3,365                3,039
Furniture and fixtures...................         1,395                1,127
Computer software........................         2,030                1,834
                                                -------              -------
Total property and equipment.............        24,633               20,929
Less accumulated depreciation............         7,063                5,750
                                                -------              -------
                                                $17,570              $15,179
                                                =======              =======

8.  Accrued Expenses

Accrued expenses consists of the following (in thousands):

                                              March 31,            December 31,
                                                2001                  2000
                                              --------             -----------
Accrued warranty obligation.............       $  649                 $  711
Accrued income taxes....................        2,305                  2,145
Deferred income taxes...................          466                    373
Other...................................        4,574                  4,881
                                               ------                 ------
                                               $7,994                 $8,110
                                               ======                 ======

9.   Income Taxes

Prior to our combination with Microtune KG, we had not recognized any provision for income taxes. We have a net operating loss carryforward for U.S. federal income tax purposes of approximately $26.0 million as of December 31, 2000. In addition, we have unutilized research and development tax credits of $1.0 million. Due to the uncertainty of our ability to utilize these deferred tax assets, they have been fully reserved.

The benefit for the three months ended March 31, 2001, and the provision for the three months ended March 31, 2000, consists of foreign income taxes and U.S. state franchise taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%.

10.  Commitments and Contingencies

On January 24, 2001, the Company filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on the Company's U.S. patent no. 5,737,035. The Company's complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes the Company's 5,737,035 patent. The lawsuit is in the initial phases of discovery.

11.  Stock Plans

During 1999 through July 2000, the Company issued stock options that were deemed to have been issued at less than fair market value at the date of grant and recorded $16.5 million and $3.2 million in 2000 and 1999, respectively, for deferred stock compensation. This deferred stock compensation is being recognized over the respective vesting periods of the stock options, which range from one to six years. As of March 31, 2001, and December 31, 2000, unamortized deferred stock compensation was $13.7 million and $14.6 million, respectively.

12.  Geographic Information and Significant Customers

The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States, Korea, Taiwan and Hong Kong. The Company also has a systems application design center in Germany and two manufacturing facilities in the Philippines. Revenues by geographical area are summarized below (in thousands):

                                                   Three Months Ended March 31,
                                                     2001                 2000
                                                   -------              -------
North America.............................         $10,003              $ 6,410
Europe....................................           3,678                3,206
Asia Pacific..............................           3,896                3,792
Other.....................................              82                  488
                                                   -------              -------
                                                   $17,659              $13,896
                                                   =======              =======

Sales to DaimlerChrysler, Com21 and Ericsson accounted for approximately 20%, 15% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2001. Sales to DaimlerChrysler, ATI Technologies and Motorola/General Instruments accounted for approximately 26%, 10% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Operating Results and Stock Price" in this report and to the risk factors set out in our Annual Report filed on Form 10-K for fiscal year 2000, which describe factors that could cause actual events to differ from those contained in any forward looking statements.

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

     In January 2000, we combined with Temic Telefunken Hochfrequenztechnik GmbH (Temic) and its affiliated companies (collectively, referred to as Temic). Temic was founded in the early 1900's in Germany. In the late 1940's, Temic began developing mechanical radio frequency tuners, and in the late 1960's, it was the first company to develop an electronic radio frequency tuner. The two companies have been operating as one company since the combination in January 2000. In addition, Temic converted to a KG and changed its name to Microtune GmbH & Co. KG, referred to as Microtune KG, in August 2000.

     Financial Information

     We are a radio frequency silicon and systems company, specializing in high-performance radio frequency tuners, amplifiers and transceivers to the broadband communications markets. We design, develop and sell highly integrated broadband gateway radio frequency integrated circuits and modules for use in cable modems, PC/TVs, set-top boxes, cable telephony, digital TV, automotive entertainment and other consumer electronics devices.

     Since inception we have incurred significant losses, and as of March 31, 2001, we had an accumulated deficit of approximately $52.4 million. As a result of our combination with Microtune KG, our primary activities have expanded to include the design, manufacture and sale of radio frequency modules. In March 2000, we began shipment of our single chip silicon tuner and in December 2000, we began shipment of our silicon upstream amplifier. To date, substantially all of our revenues have been derived from sales of our tuner modules rather than from our modules containing our silicon chips, known as MicroModules, or our single chip silicon products. These tuner modules were primarily developed, manufactured and marketed by Microtune KG prior to the combination. Our limited combined operating history combined with business risks, including those risks set forth under the caption "Factors Affecting Future Operating Results and Stock Price" in this report and the risk factors set out in our Annual Report filed on Form 10-K for the fiscal year 2000, make the prediction of future results of operations difficult, and as a result there can be no assurance that we will achieve or sustain revenue growth or profitability.

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

     We use IBM and x-FAB to manufacture our wafers and Amkor to assemble our radio frequency integrated circuits. We perform final testing, packing and shipping of our radio frequency integrated circuits at our facility in Plano, Texas, and overseas at Amkor. With respect to our tuner modules, we perform all of our assembly and calibration functions in our factories in Manila, Philippines. Test functions are performed in our factories in Manila, Philippines, and at our facility in Huntsville, Alabama. As a result of our combination, we have recently experienced a period of rapid growth and expansion. To manage this growth and any future growth effectively, we intend to enhance our existing operational and financial systems. We also moved our U.S. corporate headquarters to a new facility in Plano, Texas, during September 2000.

Results of Operations

     The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of net revenues:


                                                                Three Months Ended March 31,
                                                                2001                    2000
                                                                ----                    ----
Net revenues..............................................       100%                    100%
Cost of revenues..........................................        80                      72
                                                                ----                    ----
Gross margin..............................................        20                      28
Operating expenses:
  Research and development:
     Stock option compensation............................         2                       2
     Other................................................        22                      19
                                                                ----                    ----
                                                                  24                      21
  Acquired in-process research and development............         -                      91
  Selling, general and administration:
     Stock option compensation............................         3                       4
     Other................................................        22                      24
                                                                ----                    ----
                                                                  25                      28
  Amortization of intangible assets and goodwill..........        10                      16
                                                                ----                    ----
     Total operating expenses.............................        59                     156
                                                                ----                    ----
Loss from operations......................................       (39)                   (128)
Other income..............................................         6                      10
                                                                ----                    ----
Loss before income tax expense (benefit)..................       (33)                   (118)
Income taxes..............................................        (2)                      3
                                                                ----                    ----
Net loss..................................................       (31)%                   (121)%
                                                                ====                    ====

Comparison of the Three Months Ended March 31, 2001 and 2000.

Net Revenues

     Revenues are recorded net of a provision for returns. Our net revenues increased $3.8 million, or 27%, to $17.7 million in the three months ended March 31, 2001, from $13.9 million in the three months ended March 31, 2000. The increase is primarily due to the growth in the cable modem market segment of our business. However, our industry has recently experienced a buildup of inventories which has negatively impacted current demand for our products in the three months ended March 31, 2001. We expect softness in demand and increasing pressure to reduce the selling prices of our cable modem products in the near future as the industry completes its inventory correction. However, we expect to see increasing revenues due to gains in market shares for our set-top box products and cable telephony products.

Cost of Revenues

     Cost of revenues includes the cost of purchases for subcontracted materials, integrated circuit assembly, factory labor and overhead and warranty costs. In addition, we perform final testing of our products and incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. Our subcontracted materials experience cyclical trends in pricing due to fluctuations in demand. In many cases, we do not have written commitments from our suppliers for guaranteed supply. Our cost of revenues in the three months ended March 31, 2001 were $14.1 million or 80% of net revenues compared to $10.1 million, or 72% of net revenues, in the three months ended March 31, 2000. Cost of revenues for the three months ended March 31, 2001, includes a charge for inventory determined to be in excess of projected demand of $1.7 million, or 10% of net revenues. Excluding this adjustment, cost of revenues as a percentage of net revenues decreased to 70% for the three months ended March 31, 2001. Gross margins have improved primarily due to our strategy of adding increased functionality to our radio frequency tuner modules, increased efficiencies in our manufacturing facilities and the change in our product mix with increased focus in the cable modem market. In the near future, we believe gross margins may improve due to increased efficiencies in our factories and increasing levels of silicon in our product mix partially impacted by increased selling price pressures. However, we do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which we expect will be offset as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product.

Research and Development

     Research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development expenses increased 51% from $2.9 million, or 21% of net revenues, in the three months ended March 31, 2000, to $4.3 million, or 24% of net revenues, in the three months ended March 31, 2001. The increase in research and development expenses reflects continued recruiting of engineers and increased prototype activity in the silicon design process. We expect that research and development expenses will increase in absolute dollars in future periods, and may fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation related to research and development was $0.3 million in the three months ended March 31, 2000 and 2001, but does not affect our total stockholders' equity or cash flows.

Acquired In-Process Research and Development

     As a result of our combination with Microtune KG, we recorded acquired in-process research and development costs of $12.7 million for the three months ended March 31, 2000. Amounts allocated to acquired in-process research and development were expensed at the date of combination, because the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. Acquired in-process research and development did not affect our cash flows from operations.

Selling, General and Administration

     Selling, general and administration expenses include our personnel-related expenses for administrative, financial, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administration expenses increased in absolute dollars 17% from $3.8 million in the three months ended March 31, 2000, to $4.5 million in the three months ended March 31, 2001. Selling, general and administrative expenses decreased as a percentage of net revenues from 28% in the three months ended March 31, 2000, to 25% in the three months ended March 31, 2001. The increase in absolute dollars in the three months ended March 31, 2001, primarily reflects additional sales and administrative personnel and an increase in certain professional fees. The effects of these increases were partially offset by a reduction in discretionary overhead spending. Stock option compensation related to selling, general and administration was $0.5 million and $0.6 million in the three months ended March 31, 2000 and 2001, respectively, but does not affect our total stockholders' equity or cash flows.

Amortization of Intangible Assets and Goodwill

     Amortization of intangible assets and goodwill of $1.8 million in the three months ended March 31, 2001, results principally from our combination with Microtune KG. The combination has been accounted for using the purchase method of accounting. The purchase price allocated to intangible assets of $8.0 million is being amortized over the estimated useful lives of the related assets of one to five years. Goodwill resulting from the transaction totaled $28.3 million and is being amortized over five years.

Other Income

     Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

     Interest income increased 283% from $0.3 million in the three months ended March 31, 2000, to $1.1 million in the three months ended March 31, 2001, due to the investment of proceeds from our initial public offering on August 4, 2000.

     The foreign currency translation and transaction gain (loss), net relates to the operations of Microtune KG and its subsidiaries. We used the German Mark as the functional currency for Microtune KG's and its subsidiaries' financial statements through June 30, 2000. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG and its subsidiaries outside of Germany into German Marks were recognized in the statements of operations as a component of foreign currency gains and losses through June 30, 2000. Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG and its subsidiaries into U.S. Dollars were included as a component of stockholders' equity through June 30, 2000.

     Starting July 1, 2000, we use the U.S. Dollar as the functional currency for Microtune KG's and its subsidiaries' financial statements. The functional currency was changed to the U.S. Dollar from German Marks for these entities as a result of the manner in which these entities are now managed and operated. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in U.S. dollars of Microtune KG and its subsidiaries into U.S. Dollars are recognized currently in the statement of operations as a component of foreign currency gains and losses.

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

     The benefit from income taxes in the three months ended March 31, 2001, is primarily due to the benefit of losses in the Philippines which more than offset taxes incurred in Germany and U.S. state franchise taxes. The provision for income taxes in the three months ended March 31, 2000, consists of foreign income taxes on the income of Microtune KG and its subsidiaries and U.S. state franchise taxes.

Liquidity and Capital Resources

     Prior to our combination with Microtune KG, we funded our operations primarily through the issuance of convertible preferred stock which generated net cash proceeds of approximately $44.2 million. On August 4, 2000, we issued
4.6 million common stock shares in our initial public offering that raised net proceeds of approximately $66.8 million. As of March 31, 2001, we had net working capital of $86.9 million, including $71.8 million of cash and cash equivalents.

     At March 31, 2001, Microtune KG had a credit agreement with a bank that provides for borrowings of up to $2.4 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank. The rate was 7.25% at March 31, 2001. At March 31, 2001, no borrowings were outstanding under this credit agreement.

     Investments in property and equipment were $4.1 million and $2.0 million in the three months ended March 31, 2001 and 2000, respectively. We expect capital expenditures to remain consistent with the levels experienced in 2000. Other uses of cash include the funding of operating activities, which were $3.4 million and $4.2 million in the three months ended March 31, 2001 and 2000, respectively.

     We believe that our current cash balance will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next 24 months. However, we may find it necessary or we may choose to seek additional financing if our investment plans change or if industry or market conditions are favorable for that type of a financing. We cannot be sure that financing will be available on reasonable terms, or at all, when and if required. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Factors Affecting Future Operating Results and Stock Price" section.

     Following our combination with Microtune KG, we now transact both sales and purchases in multiple foreign currencies, including Euros, German Marks and Philippine Pesos. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains. We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are consistently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk.

     Our net investment in foreign subsidiaries, translated into U.S. dollars using exchange rates at March 31, 2001 was $47.3 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.7 million.

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

Factors Affecting Future Operating Results and Stock Price

     This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

If we are unable to migrate our customers over time from our modules using discrete components to our RF silicon products or our modules that incorporate our RF silicon products, our operating results could be harmed.

     Currently, substantially all of our revenues are from the sale of our tuner modules using discrete, third-party components. Our future success will depend on our ability to successfully migrate our customers from our modules that use discrete components to our RF silicon products, or MicroModules containing the MicroTuner and other silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

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

As a result of the Microtune KG acquisition, we have recorded $36.3 million of goodwill and acquired intangibles, the amortization of which will negatively affect our net profits.

     As a result of the Microtune KG acquisition, we have recorded $36.3 million of goodwill and acquired intangibles which will be amortized over one to five years. This will increase our net loss or decrease our net income by approximately $7.1 million in each of 2001 through 2004. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment could be considered impaired and could be subject to earlier write-off. In such event, our net income or net loss in any given period could be lower or greater, respectively, than anticipated and the market price of our stock could decline.

We are dependent upon third parties, some of which compete with us, for the supply of components for our module manufacturing. Our failure to obtain components for our module manufacturing would seriously harm our ability to ship modules to our customers in a timely manner.

     Many of the components for our modules are sole-sourced, meaning that we are dependent upon one supplier for a specific component. At times we have experienced significant difficulties in obtaining an adequate supply of components necessary for our manufacturing operations, which have on occasion prevented us from delivering radio frequency products to our customers in a timely manner. For example, in 2000, we did not receive our expected allocation of components from several significant sole-source suppliers which constrained our ability to meet customer demand. We expect to experience similar shortages of components in the future.

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

     Our future success will depend on our ability to develop new radio frequency products for existing and new markets, introduce these products in a cost-effective and timely manner, meet customer specifications and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction and market acceptance of a relatively small number of new products and the timely completion and delivery of those products to our customers. For example, we believe that market acceptance of our radio frequency integrated circuits for the cable modem market will be limited until the time that we introduce radio frequency integrated circuits with the power requirements that conform to the evolving specifications of some cable modem manufacturers.

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

     The broadband communications and radio frequency markets are intensely competitive. We expect competition to continue to increase in the future as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and automotive markets. We compete primarily with tuner manufacturers such as Alps, Panasonic, Philips Electronics, Samsung and Thomson, and with semiconductor companies such as Anadigics, Analog Devices, Broadcom and Maxim, and potentially with companies such as Conexant and Silicon Wave. This competition has resulted and may continue to result in declining average selling prices for our radio frequency products.

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

     Consolidation by industry participants, including in some cases, acquisitions of some of our customers or suppliers by our competitors, or vice versa, could create entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. In fact, some of our suppliers offer or may offer products that compete with our radio frequency products. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets, thereby harming our results from operations.

If we do not anticipate and adapt to evolving industry standards in the radio frequency tuner and broadband communications markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

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

     Our quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors include:

     . timing, cancellation and rescheduling of significant customer orders which result in revenues being shifted from one quarter to another;
     . ability of our customers to procure the necessary components for their end-products that utilize our radio frequency tuners to conduct their operations as planned for any quarter;
     . pricing concessions on volume sales to particular customers for established time frames;
     . slowdown in customer demand and related industry wide buildup of inventories;
     .    our inability to predict our customers' demand for our products;
     .    changes in our product and customer mix between quarters; and
     . quality problems with our radio frequency tuners that result in significant returns.

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

     We have derived a substantial portion of our revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenues. DaimlerChrysler, ATI Technologies and Motorola/General Instrument accounted for approximately 26%, 10% and 10%, respectively, of our net revenues for the three months ended March 31, 2000, DaimlerChrysler, Com21 and Ericsson accounted for approximately 20%, 14% and 10%, respectively, of our net revenues for the three months ended March 31, 2001. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 91% of total sales for the three months ended March 31, 2001. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.

If we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be harmed.

     We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including the following:

     . most of our customers can stop purchasing our radio frequency products with limited notice to us without incurring any significant contractual penalty;
     . most of our customers typically buy our radio frequency tuners through a purchase order, which does not require them to purchase a minimum amount of our radio frequency tuners;
     . many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which may affect their decision to purchase our radio frequency tuners;
     . some of our customers or potential customers offer or may offer products that compete with our radio frequency tuners; and
     . our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our radio frequency products.

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

     We derive a substantial portion of our revenues from sales of radio frequency products for broadband communication applications, in particular, the cable modem market. These markets are characterized by the following:

     .    intense competition;
     .    rapid technological change; and
     . short product life cycles, especially in the consumer electronics markets.

     Although the broadband communications market, in general, has grown rapidly in the last few years, it may not continue to grow or a significant slowdown in this market may occur. In particular, the set-top box, cable modem and cable telephony markets may not grow at a rate sufficient for us to achieve profitability or at all. Because of the uncertainty of the level of competition and the strength of competitors in the broadband communications market, the unproven technology of many products addressing this market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the radio frequency product market. In addition, the broadband communications market is transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the radio frequency product market is partially dependent upon the market acceptance of products and technologies addressing the broadband communications market, and we cannot assure you that the radio frequency technologies upon which our products are based will be accepted by the market. If the demand for radio frequency products is not as great as we expect, we may not be able to generate sufficient revenues to become successful.

The semiconductor industry is cyclical. If there is a sustained upturn in the semiconductor market, there could be a resulting increased demand for foundry services, significantly increasing prices and reducing product availability.

The semiconductor industry periodically experiences increased demand and production capacity constraints. An increased demand for semiconductors could substantially increase the cost of producing our radio frequency products, in particular, our integrated circuit products, and consequently reduce our profit margins. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions.

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

     For the three months ended March 31, 2001, 43% of our net revenues were from sales outside of North America. We plan to increase our international sales activities by hiring additional international sales personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

Currency fluctuations related to our international operations could harm our financial results.

     A significant portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations.

Our international operations, including our operations in Germany, the Philippines, Hong Kong, Taiwan and Korea, may be negatively affected by actions taken or events that occur in countries over which we have no control.

     We currently have facilities and suppliers located outside of the U.S., including research and development operations in Ingolstadt, Germany, and two manufacturing facilities in Manila, Philippines, and sales offices in Hong Kong, Taiwan and Korea. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if the U.S. imposes significant import restrictions on our products, our ability to import our products into the U.S. from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines where there has been political instability in the past, could result in unpleasant or intolerable conditions for our workers, and ultimately could result in a shutdown of our facilities in that country.

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

     One of our manufacturing facilities is covered by union representation. This facility currently manufactures a significant portion of our tuner module products. If we experience labor slowdowns or shutdowns at this facility due to actions by the labor union, our manufacturing output, and consequently our revenues, could be diminished.

We must manage our growth.

     If we fail to manage our growth, our reputation and results of operations could be harmed. Since March 31, 2000, our total number of employees has grown from 125 to 171 as of March 31, 2001, excluding manufacturing personnel in Manila, Philippines, largely as a result of our acquisition of Microtune KG. In addition, as of March 31, 2001, we had 1,328 manufacturing personnel, in the Philippines. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

Our ability to sell our radio frequency products may suffer if any outstanding claims of intellectual property infringement against us or one of our customers is valid or if any other third party claims that we or our customers infringe on their intellectual property or if any of our issued patents are proven to be invalid.

     The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In addition, our customers may be subject to infringement claims for products incorporating our radio frequency products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the infringement claim and request indemnification from us. For example, in the past, we have been notified of a claim against one of our PC/TV tuner customers for which the customer made a claim for indemnification from us. The underlying claim has not been resolved; however, we do not believe that our tuner infringes on the intellectual property that is the subject of the underlying claim. We are not, nor have we ever been, a party to this lawsuit. However, if the litigation results in an adverse result for our customer, it may reduce or completely eliminate marketing of its infringing product, which would decrease sales of our radio frequency tuners to this customer. Further, if our customer prevailed in its claim for indemnification against us, or if we were found to infringe on any other third- party intellectual property, we could be required to:

     . pay substantial damages such as a royalties on our historical and future product sales;
     .    indemnify our customers for their legal fees and damages paid;
     .    stop manufacturing, using and selling the infringing products;
     .    expend significant resources to develop non-infringing technology;
     .    discontinue the use of some of our processes; or
     .    obtain licenses to the technology.

We may be unsuccessful in developing noninfringing products or negotiating licenses upon reasonable terms, or at all. These problems might not be resolved in time to avoid harming our results of operations.

     Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit is in the initial phases of discovery. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

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

     On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM 3415 microchip infringes our U.S. patent no. 5,737,035. In our compliant, we are seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes our 5,737,035 patent. The lawsuit is in the initial phases of discovery.

Item 2.   Changes In Securities and Use of Proceeds

     From the time of receipt through March 31, 2001, we have applied our net proceeds from the offerings toward funding capital expenditures. Net cash used from our stock offerings for capital expenditures totaled $9.6 million through March 31, 2001. The Company is currently investing the remainder of the proceeds in interest-bearing, investment grade securities for future use.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          There were no Form 8-K's filed during the quarter ended March 31, 2001.

                                  Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: April 14, 2001


                         /s/ Everett (Buddy) Rogers
                         ------------------------------------------------------
                         Everett (Buddy) Rogers
                         Chief Financial Officer and Vice President of Finance and Administration
                         (Principal Financial and Accounting Officer)