Form 10-Q
period 2001-06-30
MICROTUNE INC
filed 2001-08-14
CIK 1108058

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

                               YES [X]    NO [ ]

As of July 31, 2001, 39,751,223 shares of the Registrant's common stock were outstanding.

                                Microtune, Inc.

                                   FORM 10-Q
                                 June 30, 2001

                                     INDEX

                                                                                                                  Page
                                                                                                                  ----
Part I Financial Information

 Item 1. Financial Statements.....................................................................................   3

     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 (unaudited)...............................   3
     Consolidated Statements of Operations for the Three and Six Months Ended June 30,
           2001 and 2000 (unaudited)..............................................................................   4
     Consolidated Statements of Cash Flows for the Six Months Ended June 30,
           2001 and 2000 (unaudited)..............................................................................   5
     Notes to Consolidated Financial Statements (unaudited).......................................................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations...................................................................................................  12

 Item 3. Qualitative and Quantitative Disclosure About Market Risk................................................  17
     Factors Affecting Future Operating Results and Stock Price...................................................  17

Part II Other Information

 Item 1. Legal Proceedings........................................................................................  27

 Item 2. Changes In Securities and Use of Proceeds ...............................................................  27

 Item 4. Submission of Matters to a Vote of Security Holders......................................................  27

 Item 6. Exhibits and Reports on Form 8-K.........................................................................  28

Signatures........................................................................................................  29

                         PART I Financial Information

Item 1. Financial Statements

                                Microtune, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                                   Assets                                     June 30, 2001   December 31, 2000
                                                                              --------------  ------------------

Current assets:
   Cash and cash equivalents................................................       $ 71,067            $ 77,650
   Accounts receivable, net of allowance for doubtful accounts of $579 at
    June 30, 2001 and $456 at December 31, 2000.............................          9,403              12,301

   Inventories..............................................................         13,203              16,389
   Deferred income taxes....................................................          1,450                 552
   Other current assets.....................................................          1,146                 770
                                                                                   --------            --------
     Total current assets...................................................         96,269             107,662

Property and equipment, net.................................................         18,382              15,179
Intangible assets, net of accumulated amortization of $2,430 at June 30,
   2001 and $2,481 at December 31, 2000.....................................          5,302               6,054

Goodwill, net of accumulated amortization of $8,390 at June 30, 2001 and
   $5,570 at December 31, 2000..............................................         19,886              22,706

Deferred income taxes.......................................................            208                 484
Other assets and deferred charges...........................................          2,032                 946
                                                                                   --------            --------
        Total assets........................................................       $142,079            $153,031
                                                                                   ========            ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.........................................................       $  5,188            $  6,763
   Accrued expenses.........................................................          8,718               8,110
   Accrued compensation.....................................................          1,773               1,888
                                                                                   --------            --------
     Total current liabilities..............................................         15,679              16,761

Deferred income taxes.......................................................            950               2,966
Other noncurrent liabilities................................................            993               1,197
Commitments.................................................................              -                   -

Stockholders' equity:
 Preferred stock, $0.001 par value
   Authorized shares - 25,000 at June 30, 2001 and December 31, 2000........              -                   -
 Common stock, $0.001 par value
   Authorized shares - 150,000 at June 30, 2001 and December 31, 2000;
   issued and outstanding shares - 39,601 at June 30, 2001 and 38,547 at
    December 31, 2000.......................................................             40                  39
 Additional paid-in capital.................................................        184,041             180,661
 Loans receivable from stockholders.........................................            (35)               (788)
 Accumulated other comprehensive loss.......................................           (988)               (988)
 Accumulated deficit........................................................        (58,601)            (46,817)
                                                                                   --------            --------
     Total stockholders' equity.............................................        124,457             132,107
                                                                                   --------            --------
        Total liabilities and stockholders' equity..........................       $142,079            $153,031
                                                                                   ========            ========

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                -----------------------------        -----------------------------
                                                                   2001               2000               2001              2000
                                                                ----------         ----------        -----------       ----------
Net revenues.........................................           $   14,455         $   15,065        $  32,114         $   28,961
Cost of revenues.....................................               10,101              9,860           24,189             19,931
                                                                ----------         ----------        -----------       ----------
Gross margin.........................................                4,354              5,205            7,925              9,030
Operating expenses:
  Research and development:
     Stock option compensation.......................                  339                359              679                626
     Other...........................................                3,579              3,093            7,533              5,677
                                                                ----------         ----------        -----------       ----------
                                                                     3,918              3,452            8,212              6,303
  Acquired in-process research and development.......                    -                  -                -             12,692
  Selling, general and administration:
     Stock option compensation.......................                  420                856            1,034              1,378
     Other...........................................                4,249              4,795            8,118              8,097
                                                                ----------         ----------        -----------       ----------
                                                                     4,669              5,651            9,152              9,475
  Amortization of intangible assets and goodwill.....                1,804              2,215            3,606              4,393
                                                                ----------         ----------        -----------       ----------
     Total operating expenses........................               10,391             11,318           20,970             32,863
                                                                ----------         ----------        ----------        ----------
Loss from operations.................................               (6,037)            (6,113)         (13,045)           (23,833)
Other income (expense):
  Interest income....................................                  814                220            1,872                496
  Foreign currency translation and transaction gains
   (losses), net.....................................               (1,221)              (806)          (1,166)                71
  Other..............................................                   18                289               62                460
                                                                ----------         ----------        -----------       ----------
Loss before income taxes.............................               (6,426)            (6,410)         (12,277)           (22,806)
Income tax expense (benefit).........................                 (185)               386             (492)               750
                                                                ----------         ----------        -----------       ----------
Net loss.............................................           $   (6,241)        $   (6,796)       $ (11,785)        $  (23,556)
                                                                ==========         ==========        ==========        ==========

Basic and diluted loss per common share..............           $    (0.16)        $    (0.86)       $   (0.30)        $    (3.05)
                                                                ==========         ==========        ==========        ==========
Weighted-average shares used in computing basic and
  diluted loss per common share.......................              39,327              7,881           39,084              7,726
                                                                ==========         ==========        ==========        ==========

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     --------------------------
                                                                                       2001              2000
                                                                                     --------          --------
Operating activities:
 Net loss...................................................................         $(11,785)         $(23,556)
 Adjustments to reconcile net loss to net cash used in operating activities, net of effects of business combination:
   Depreciation.............................................................            3,116             2,527
   Amortization of intangible assets and goodwill...........................            3,606             4,393
   Acquired in-process research and development.............................                -            12,692
   Foreign currency translation and transaction gains (losses), net.........            1,166               (71)
   Stock option compensation................................................            1,713             2,004
   Deferred income taxes....................................................           (2,844)             (754)
   Changes in operating assets and liabilities:
      Accounts receivable...................................................            2,898              (231)
      Inventories...........................................................            3,186            (2,796)
      Other assets..........................................................             (462)              393
      Accounts payable......................................................           (1,575)            2,976
      Accrued expenses......................................................              608               929
      Accrued compensation..................................................             (115)           (3,162)
                                                                                     --------          --------
         Net cash used in operating activities..............................             (488)           (4,656)
Investing activities:
 Net cash acquired in acquisition of HMTF Acquisition.......................                -             3,550
 Purchases of property and equipment........................................           (6,423)           (6,483)
 Sale of property and equipment.............................................               92               237
 Loan receivable............................................................           (1,000)                -
 Purchase of intangible assets..............................................              (34)             (849)
                                                                                     --------          --------
         Net cash used in investing activities..............................           (7,365)           (3,545)
Financing activities:
 Proceeds from issuance of preferred stock..................................                -             9,600
 Proceeds from issuance of common stock upon the exercise of options and
  from shares purchased under Employee Stock Purchase Plan..................            1,669               103
 Proceeds from loans receivable from stockholders...........................              753               355
                                                                                     --------          --------
         Net cash provided by financing activities..........................            2,422            10,058
Effect of foreign currency exchange rate changes on cash....................           (1,152)             (308)
                                                                                     --------          --------
Net change in cash and cash equivalents.....................................           (6,583)            1,549
Cash and cash equivalents at beginning of period............................           77,650            20,129
                                                                                     --------          --------
Cash and cash equivalents at end of period..................................         $ 71,067          $ 21,678
                                                                                     ========          ========

See accompanying notes.

                                Microtune, Inc.

                  Notes to Consolidated Financial Statements

                                 June 30, 2001

                                  (unaudited)

1. Basis of Presentation

General

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2001 and 2000 have been prepared by Microtune, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2001 have been made. Results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results of operations to be expected for the entire year.

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

Adoption of New Accounting Pronouncements


Effective January 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 requires that all derivatives be recognized at fair value on the balance sheet and that related gains and losses be included in net income or comprehensive income depending on the nature of the hedging relationship. Currently, the Company has not entered into contracts that will be classified as derivative financial instruments under SFAS No. 133. However, the Company may enter into contracts that are classified as derivative financial instruments in the future. Adoption of SFAS No. 133 did not have an impact on the results of operations or financial position of the Company. However, management cannot estimate its impact on future results of operations and financial position.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $5.8 million ($0.15 per share) per year. During 2002, the Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2. Completion of Initial Public Offering

On August 4, 2000, the Company completed its initial public offering. The Company issued 4.6 million shares of its common stock resulting in net proceeds of approximately $66.8 million. Upon the completion of the initial public offering, all then outstanding convertible preferred stock converted into an aggregate of approximately 23.1 million shares of common stock and all outstanding warrants were automatically exercised for approximately 2.2 million shares of common stock.

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

     Fair market value of 3,318,513 shares of Series E Preferred Stock................. $55,548
     Fair market value of warrants to purchase 2,212,342 shares of the
         Company's common stock........................................................   7,411
     Transaction costs.................................................................     185
                                                                                        -------
     Total combination cost............................................................ $63,144
                                                                                        =======

The fair market values of the Series E Preferred Stock and the warrants were based on the estimated fair market value of the Company's common stock at the date of the combination and the cash purchase price paid by HMTF Acquisition for Microtune KG on December 22, 1999 of $60.0 million.

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

The acquired in-process technology relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. During 2000, the development projects as of the acquisition date in the cable modem, set-top box and multimedia product groups were completed at a cost of approximately $335,000, $50,000 and $340,000, respectively. As of June 30, 2001, the amount expended toward completing the development projects in the automotive group as of the acquisition date was approximately $1,760,000. As of June 30, 2001, the estimated cost of completion of the development projects in the automotive product group is approximately $290,000 and the projects are expected to be completed by December 2002.

The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products for the next ten years, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rate utilized to discount the net cash flows to present value was 22% based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects. Projected net cash flows from such products are based on estimates of revenues and operating profit (loss) related to such products. Management expects that the purchased research and development projects generally will be successfully developed into commercially viable products. However, there can be no assurance that commercial viability or timely release of these products will be achieved.

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

                                                                           Six Months Ended
                                                                               June 30,
                                                                -------------------------------------
                                                                       2001                2000
                                                                -----------------   -----------------
     Preferred stock convertible into common stock..............           -              23,097
     Stock options..............................................       7,382               7,791
     Warrants...................................................           -               2,253
     Restricted common stock....................................         153                 321
     Employee stock purchase plan...............................          12                   -
                                                                  ----------          ----------
     Total anti-dilutive securities excluded....................       7,547              33,462
                                                                  ==========          ==========

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

6. Inventories

Inventories consists of the following (in thousands):

                                                                       June 30,         December 31,
                                                                         2001              2000
                                                                      ------------     ------------
          Finished goods.............................................    $ 3,649              $ 4,978
          Work-in-process............................................      2,481                2,085
          Raw materials..............................................      7,073                9,326
                                                                         -------              -------
                                                                         $13,203              $16,389
                                                                         =======              =======

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value.

7. Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

                                                                       June 30,          December 31,
                                                                         2001                2000
                                                                      ------------       ------------
          Leasehold improvements.....................................    $ 1,415              $ 1,227
          Manufacturing equipment....................................     16,808               13,702
          Other equipment............................................      4,806                3,039
          Furniture and fixtures.....................................        675                1,127
          Computer software..........................................      3,130                1,834
                                                                      ------------       ------------
          Total property and equipment...............................     26,834               20,929
          Less accumulated depreciation..............................      8,452                5,750
                                                                      ------------       ------------
                                                                         $18,382              $15,179
                                                                      ============       ============

8. Accrued Expenses

Accrued expenses consists of the following (in thousands):

                                                                              June 30,            December 31,
                                                                               2001                   2000
                                                                            ------------          ------------
          Accrued warranty obligation......................................    $  672                 $  711
          Accrued income taxes.............................................     4,137                  2,145
          Deferred income taxes............................................       168                    373
          Other............................................................     3,741                  4,881
                                                                            ------------          ------------
                                                                               $8,718                 $8,110
                                                                            ============          ============

9. Income Taxes

Prior to our combination with Microtune KG, the Company had not recognized any provision for income taxes. For U.S. federal income tax purposes, at December 31, 2000, the Company had a net operating loss carryforward of approximately $26.0 million and an unused research and development credit carryforward of approximately $1.0 million, which begins to expire in 2011. Due to the uncertainty of our ability to utilize these deferred tax assets, they have been fully reserved.

The benefit for the three and six months ended June 30, 2001, and the provision for the three and six months ended June 30, 2000, consists of foreign income taxes and U.S. state franchise taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. The impact of this change on deferred income taxes was recorded in the third quarter of 2000 when the law was inacted.

10. Commitments and Contingencies

On January 24, 2001, the Company filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on the Company's U.S. patent no. 5,737,035. The Company's complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes the Company's 5,737,035 patent. The lawsuit is still at an early stage.

11. Stock Plans

During 1999 through July 2000, the Company issued stock options that were deemed to have been issued at less than fair market value at the date of grant and recorded $16.5 million and $3.2 million in 2000 and 1999, respectively, for deferred stock compensation. This deferred stock compensation is being recognized over the respective vesting periods of the stock options, which range from one to six years. As of June 30, 2001, and December 31, 2000, unamortized deferred stock compensation was $12.2 million and $14.6 million, respectively.

12. Geographic Information and Significant Customers

The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States, Korea, Taiwan and Hong Kong. The Company also has a systems application design center in Germany and two manufacturing facilities in the Philippines. Net revenues by geographical area are summarized below (in thousands):

                             Three Months Ended June 30,      Six Months Ended June 30,
                            ----------------------------      -------------------------
                                2001             2000            2001           2000
                             ----------       ----------      ----------     ----------
North America.............   $    6,145       $    7,441      $   16,148     $   13,851
Europe....................        3,778            3,389           7,456          6,595
Asia Pacific..............        4,425            4,184           8,321          7,976
Other.....................          107               51             189            539
                             ----------       ----------      ----------     ----------
                             $   14,455       $   15,065      $   32,114     $   28,961
                             ==========       ==========      ==========     ==========


Sales to DaimlerChrysler accounted for approximately 24% of consolidated net revenues for the six months ended June 30, 2001. Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 25% and 10%, respectively, of consolidated net revenues for the six months ended June 30, 2000.

Sales to DaimlerChrysler, Motorola/General Instruments, Askey and Panasonic accounted for approximately 29%, 13%, 11% and 11%, respectively, of consolidated net revenues for the three months ended June 30, 2001. Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 24% and 10%, respectively, of consolidated net revenues for the three months ended June 30, 2000.

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

     In January 2000, we combined with Temic Telefunken Hochfrequenztechnik GmbH
(GmbH) and its affiliated companies (collectively, referred to as Temic). Temic was founded in the early 1900's in Germany. In the late 1940's, Temic began developing mechanical radio frequency tuners, and in the late 1960's, it was the first company to develop an electronic radio frequency tuner. The two companies have been operating as one company since the combination in January 2000. In addition, GmbH converted to a KG and changed its name to Microtune GmbH & Co. KG, referred to as Microtune KG, in August 2000.

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

     Since inception we have incurred significant losses, and as of June 30, 2001, we had an accumulated deficit of approximately $58.6 million. As a result of our combination with Microtune KG, our primary activities have expanded to include the design, manufacture and sale of radio frequency modules. In March 2000, we began shipment of our single chip silicon tuner and in December 2000, we began shipment of our silicon upstream amplifier. Tuner modules were developed, manufactured and marketed by Microtune KG prior to the combination. Our limited combined operating history combined with business risks, including those risks set forth under the caption "Factors Affecting Future Operating Results and Stock Price" in this report and the risk factors set out in our Annual Report filed on Form 10-K for the fiscal year 2000, make the prediction of future results of operations difficult, and as a result there can be no assurance that we will achieve or sustain revenue growth or profitability.

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

     We use IBM to manufacture our wafers and Amkor to assemble our radio frequency integrated circuits. We perform final testing, packing and shipping of our radio frequency integrated circuits at our facility in Plano, Texas, and overseas at Amkor. With respect to our tuner modules, we perform all of our assembly and calibration functions in our factories in Manila, Philippines. Test functions are performed in our factories in Manila, Philippines, and at our facility in Huntsville, Alabama. As a result of our combination, we have recently experienced a period of rapid growth and expansion. To manage this growth and any future growth effectively, we intend to enhance our existing operational and financial systems. We also moved our U.S. corporate headquarters to a new facility in Plano, Texas, during September 2000.

Results of Operations

     The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of net revenues:

                                         Three Months Ended June 30,      Six Months Ended June 30,
                                        ----------------------------    ----------------------------
                                            2001           2000             2001            2000
                                        ------------    ------------    ------------    ------------
Net revenues...........................    100  %          100  %           100  %          100  %
Cost of revenues.......................     70              65               75              69
                                        ------------    ------------    ------------    ------------
Gross margin...........................     30              35               25              31
Operating expenses:
  Research and development:
     Stock option compensation.........      2               2                2               2
     Other.............................     25              20               24              19
                                        ------------    ------------    ------------    ------------
                                            27              22               26              21
  Acquired in-process research and
   development.........................      -               -                -              44
  Selling, general and administration:
     Stock option compensation.........      3               6                3               5
     Other.............................     29              32               26              28
                                        ------------    ------------    ------------    ------------
                                            32              38               29              33
  Amortization of intangible assets
   and goodwill........................     13              15               11              15
                                        ------------    ------------    ------------    ------------
     Total operating expenses..........     72              75               66             113
                                        ------------    ------------    ------------    ------------
Loss from operations...................    (42)            (40)             (41)            (82)
Other income (expense).................     (2)             (2)               2               4
                                        ------------    ------------    ------------    ------------
Loss before income taxes...............    (44)            (42)             (39)            (78)
Income tax expense (benefit)...........     (1)              3               (2)              3
                                        ------------    ------------    ------------    ------------
Net loss...............................    (43) %          (45) %           (37) %          (81) %
                                        ============    ============    ============    ============

Comparison of the Three and Six Months Ended June 30, 2001 and 2000.

Net Revenues

     Revenues are recorded net of a provision for returns. Our net revenues increased $3.2 million, or 11%, to $32.1 million in the six months ended June 30, 2001, from $29.0 million in the six months ended June 30, 2000. The increase is primarily due to increased demand for our products in the cable modem market in the first quarter of 2001 and the increased demand for our products in the automotive entertainment market in the second quarter of 2001. Our net revenues decreased $0.6 million, or 4%, to $14.5 million in the three months ended June 30, 2001, from $15.1 million in the three months ended June 30, 2000. This decrease is primarily due to lower demand for our cable modem products offset by increased demand for our automotive entertainment products . Our industry has recently experienced a buildup of inventories that has negatively impacted current demand for our products in the three and six months ended June 30, 2001. We expect softness in demand and increasing pressure to reduce the selling prices of our cable modem products in the near future as the industry completes its inventory correction. However, we expect to see increasing revenues as a result of expected gains in market share for our automotive entertainment products, set-top box products and cable telephony products.

Cost of Revenues

     Cost of revenues includes the cost of purchases for subcontracted materials, integrated circuit assembly, factory labor and overhead and warranty costs. In addition, we perform final testing of our products and incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. Our subcontracted materials experience cyclical trends in pricing due to fluctuations in demand. Our cost of revenues in the six months ended June 30, 2001 were $24.2 million, or 75% of net revenues, compared to $19.9 million, or 69% of net revenues, in the six months ended June 30, 2000. Our cost of revenues in the three months ended June 30, 2001 were $10.1 million, or 70% of net revenues, compared to $9.9 million, or 65% of net revenues, in the three months ended June 30, 2000. Our gross margins in the three and six months ended June 30, 2001 have decreased compared to the same periods for 2000 as a result of lower loading of our factories and decreased demand in the industry which has resulted in increased competition. In addition, our gross margins in the six months ended June 30, 2001 have decreased compared to the same period for 2000 as a result of a reserve of $1.7 million for excess inventory that was recorded in the first quarter of 2001. In the near future, we believe gross margins may improve due to increased efficiencies in our factories and increasing levels of our silicon in our product mix partially offset by increased selling price pressures. However, we do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which we expect will be offset as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product.

Research and Development

     Research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development expenses for the six months ended June 30, 2001 were $8.2 million, or 26% of net revenues, compared to $6.3 million, or 21% of net revenues, in the six months ended June 30, 2000. Research and development expenses for the three months ended June 30, 2001 were $3.9 million, or 27% of net revenues, compared to $3.5 million, or 22% of net revenues, in the three months ended June 30, 2000. The increase in research and development expenses reflects continued recruiting of engineers and increased prototype activity in the silicon design process. We expect that research and development expenses will increase in absolute dollars in future periods, and may fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation related to research and development was $0.7 million and $0.6 million in the six months ended June 30, 2001 and 2000, respectively, and $0.3 million and

$0.4 million in the three months ended June 30, 2001 and 2000, respectively, but does not affect our total stockholders' equity or cash flows.

Acquired In-Process Research and Development

     As a result of our combination with Microtune KG, we recorded acquired in-process research and development costs of $12.7 million for the six months ended June 30, 2000. Amounts allocated to acquired in-process research and development were expensed at the date of combination, because the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. Acquired in-process research and development did not affect our cash flows from operations.

Selling, General and Administration

     Selling, general and administration expenses include our personnel-related expenses for administrative, financial, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administration expenses for the six months ended June 30, 2001 were $9.2 million, or 29% of net revenues, compared to $9.5 million, or 33% of net revenues, in the six months ended June 30, 2000. Selling, general and administration expenses for the three months ended June 30, 2001 were $4.7 million, or 32% of net revenues, compared to $5.7 million, or 38% of net revenues, in the three months ended June 30, 2000. The decrease for both periods relates to reductions in certain duplications in headcount and overhead that existed when the Company and Temic first merged. Stock option compensation related to selling, general and administration was $1.0 million and $1.4 million in the six months ended June 30, 2001 and 2000, respectively, and $0.4 million and $0.9 million in the three months ended June 30, 2001 and 2000, respectively, but does not affect our total stockholders' equity or cash flows. The decrease in stock option compensation is primarily due to the termination of options for employees who are no longer employed by the Company.

Amortization of Intangible Assets and Goodwill

     Amortization of intangible assets and goodwill for the six months ended June 30, 2001 was $3.6 million compared to $4.4 million, for the six months ended June 30, 2000. Amortization of intangible assets and goodwill for the three months ended June 30, 2001 was $1.8 million compared to $2.2 million, for the three months ended June 30, 2000. Amortization of intangible assets and goodwill results principally from our combination with Microtune KG. The combination has been accounted for using the purchase method of accounting. The purchase price allocated to intangible assets of $8.0 million is being amortized over the estimated useful lives of the related assets of one to five years. Goodwill resulting from the transaction totaled $28.3 million and is being amortized over five years. The amount of amortization for intangible assets and goodwill will decrease effective January 1, 2002, as a result of the effective date of SFAS No. 142, Goodwill and Other Intangible Assets, and it is currently estimated that annual amortization of intangible assets and goodwill will decrease $5.8 million.

Other Income and Expense

     Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

     Interest income increased for the six months ended June 30, 2001 to $1.9 million compared to $0.5 million, for the six months ended June 30, 2000. Interest income increased for the three months ended June 30, 2001 to $0.8 million compared to $0.2 million, for the three months ended June 30, 2000. The increase is mainly due to the investment of proceeds from our initial public offering on August 4, 2000.

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

     Starting July 1, 2000, we used the U.S. Dollar as the functional currency for Microtune KG's and its subsidiaries' financial statements. The functional currency was changed to the U.S. Dollar from German Marks for these entities as a result of the manner in which these entities are now managed and operated. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in U.S. dollars of Microtune KG and its subsidiaries into U.S. Dollars are recognized currently in the statement of operations as a component of foreign currency gains and losses.

Income Taxes

Prior to our combination with Microtune KG, the Company had not recognized any provision for income taxes. For U.S. federal income tax purposes, at December 31, 2000, the Company had a net operating loss carryforward of approximately $26.0 million and an unused research and development credit carryforward of approximately $1.0 million, which begins to expire in 2011. Due to the uncertainty of our ability to utilize these deferred tax assets, they have been fully reserved.

The benefit for the three and six months ended June 30, 2001, and the provision for the three and six months ended June 30, 2000, consists of foreign income taxes and U.S. state franchise taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. The impact of this change on deferred income taxes was recorded in the third quarter of 2000 when the law was inacted.

Liquidity and Capital Resources

     Prior to our combination with Microtune KG, we funded our operations primarily through the issuance of convertible preferred stock which generated net cash proceeds of approximately $44.2 million. On August 4, 2000, we issued
4.6 million common stock shares in our initial public offering that raised net proceeds of approximately $66.8 million. As of June 30, 2001, we had net working capital of $80.6 million, including $71.1 million of cash and cash equivalents.

     At June 30, 2001, Microtune KG had a credit agreement with a bank that provides for borrowings of up to $0.9 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank. The rate was 7.25% at June 30, 2001. At June 30, 2001, no borrowings were outstanding under this credit agreement.

     Investments in property and equipment were $6.4 million and $6.5 million in the six months ended June 30, 2001 and 2000, respectively. We expect capital expenditures to remain consistent with the levels experienced in 2000. Other uses of cash include the funding of operating activities, which were $0.5 million and $4.7 million in the six months ended June 30, 2001 and 2000, respectively.

     We believe that our current cash balance will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next 24 months. However, we may find it necessary or we may choose to seek additional financing if our investment plans change or if industry or market conditions are favorable for a particular type of financing. We cannot be sure that financing will be available on reasonable terms, or at all, when and if required. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

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

     Our net investment in foreign subsidiaries, translated into U.S. dollars using exchange rates at June 30, 2001 was $58.8 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $5.9 million.

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

     Currently, most of our revenues are from the sale of our tuner modules using discrete, third-party components. Our future success will depend on our ability to successfully migrate our customers from our modules that use discrete components to our RF silicon products, or MicroModules containing the MicroTuner and other silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

We have not completed our integration with Microtune KG's operations and we may be unable to do so effectively.

     We combined with Microtune KG in January, 2000 and we are still in the process of integrating Microtune KG's German and Philippines operations with ours. Integrating operations of two ongoing businesses can be difficult especially when they are located in different countries. In addition to integrating the operational aspects of our two companies, we will also face challenges coordinating and consolidating our financial reporting functions. For example, our accounting functions utilize different software programs, and

Microtune KG's consolidated financial statements have historically been prepared based on German generally accepted accounting principles. We may not be able to complete this integration on a timely and cost-effective basis.

We are dependent upon third parties, some of which compete with us, for the supply of components for our module manufacturing. Our failure to obtain components for our module manufacturing would seriously harm our ability to ship modules to our customers in a timely manner.

     Many of the components for our modules are sole-sourced, meaning that we are dependent upon one supplier for a specific component. At times we have experienced significant difficulties in obtaining an adequate supply of components necessary for our manufacturing operations, which have on occasion prevented us from delivering radio frequency products to our customers in a timely manner. For example, in 2000, we did not receive our expected allocation of components from several significant sole-source suppliers which constrained our ability to meet customer demand. We may experience similar shortages of components in the future.

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

     As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products.

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

     Although, we will seek to increase the sales of our higher margin products, our sales, product and process development efforts may not be successful. Our new products or processes may not achieve market acceptance. To the extent we are unable to reduce cost and emphasis on higher margin products does not occur, our results of operations would suffer.

We expect our quarterly operating results to fluctuate.

     Our quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors include:

     . timing, cancellation and rescheduling of significant customer orders which result in revenues being shifted from one quarter to another;
     . ability of our customers to procure the necessary components for their end-products that utilize our radio frequency tuners to conduct their operations as planned for any quarter;
     . pricing concessions on volume sales to particular customers for established time frames;
     . slowdown in customer demand and related industry-wide buildup of inventories;
     . our inability to predict our customers' demand for our products;
     . changes in our product and customer mix between quarters; and . quality problems with our radio frequency tuners that result in significant returns.

We believe that transitioning our silicon products to higher performance process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

     We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance process technologies in order to produce more efficient and higher performance integrated circuits. We believe this migration is required to remain competitive. Other companies in the industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties.

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

     We have derived a substantial portion of our revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenues. Sales to DaimlerChrysler accounted for approximately 24% of consolidated net revenues for the six months ended June 30, 2001. Sales to DaimlerChrysler, Motorola/General Instruments, Askey and Panasonic accounted for approximately 29%, 13%, 11% and 11%, respectively, of consolidated net revenues for the three months ended June 30, 2001. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 94% of total sales for the three months ended June 30, 2001. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.

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

     Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers. Our sales orders typically provide that our customers may cancel orders until 90 days prior to the shipping date and may reschedule shipments up to 30 days prior to the shipping date; however, in the past, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, in many cases with little or no penalty. Moreover, we routinely manufacture or purchase inventory based on estimates of customer demand for our radio frequency products, which demand is difficult to predict. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship radio frequency products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

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

     For the six months ended June 30, 2001, 50% of our net revenues were from sales outside of North America. We plan to increase our international sales activities by hiring additional international sales personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

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

Our manufacturing operations could be jeopardized and our production decreased if our labor union causes labor slowdowns or shutdowns at our union facility.

     One of our manufacturing facilities is covered by union representation. This facility currently manufactures a significant portion of our tuner module products. If we experience labor slowdowns or shutdowns at this facility due to actions by the labor union, our manufacturing output, and consequently our revenues, could be diminished.

We must manage our growth.

     If we fail to manage our growth, our reputation and results of operations could be harmed. Since June 30, 2000, our total number of employees has grown from 142 to 173 as of June 30, 2001, excluding manufacturing personnel in Manila, Philippines. In addition, as of June 30, 2001, we had 1,157 manufacturing personnel, in the Philippines. The resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

     The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In addition, our customers may be subject to infringement claims for products incorporating our radio frequency products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the infringement claim and request indemnification from us. For example, we could be notified of a claim against one of our customers for which the customer would make a claim for indemnification from us. If the claim resulted in an adverse result for our customer, it may reduce or completely eliminate marketing of its infringing product, which would decrease sales of our radio frequency tuners to this customer. Further, if our customer prevailed in its claim for indemnification against us, or if we were found to infringe on any other third- party intellectual property, we could be required to:

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

     On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM 3415 microchip infringes our U.S. patent no. 5,737,035. In our compliant, we are seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes our 5,737,035 patent. The lawsuit is still at an early stage.

Item 2. Changes In Securities and Use of Proceeds

     From the time of receipt through June 30, 2001, we have applied our net proceeds from the offerings toward funding capital expenditures. Net cash used from our stock offerings for capital expenditures totaled $11.9 million through June 30, 2001. The Company is currently investing the remainder of the proceeds in interest bearing, investment grade securities for future use.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of the Stockholders held on April 26, 2001 in Plano, Texas, our stockholders voted on the following matters.

     1. The election of class 1 directors to serve for a term of three years that expires upon the 2004 annual meeting of stockholders or until their successors are duly elected and qualified. The nominees of the Board of Directors were elected.

                                                                                          Against or
                                                                         For               Withheld
                                                                    --------------       --------------
     Douglas J. Bartek                                                 33,166,620            856,070
     Harvey B. (Berry) Cash                                            33,885,605            137,085
     Walter S. Ciciora                                                 33,887,215            135,475

     2.   To ratify the appointment of Ernst & Young LLP as the Company's
     --------------------------------------------------------------------
          independent auditors for the year ended December 31, 2001. The
          --------------------------------------------------------------
          appointment of Ernst & Young LLP was ratified.
          ---------------------------------------------

                                                                      Against or
                                                         For           Withheld
                                                    ------------     ------------
     Ratification of Ernst & Young LLP as
     independent auditors                            33,577,065        445,625

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

          There were no Form 8-K's filed during the quarter ended June 30, 2001.

                                  Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 14, 2001


                                   /s/ Everett (Buddy) Rogers
                                   ----------------------------------------
                                   Everett (Buddy) Rogers
                                   Chief Financial Officer and Vice President
                                   of Finance and Administration
                                   (Principal Financial and Accounting Officer)