Form 10-K405/A
period 2000-12-31
MICROTUNE INC
filed 2001-11-07
CIK 1108058

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K/A

                                Amendment No. 1


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

================================================================================

This Amendment No. 1 on Form 10-K/A amends Items 7, 7A and 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed by the Registrant on March 20, 2001, and is being filed to reflect additional disclosures related to the Company's impairment policy for property and equipment, acquired in-process research and development, and foreign currency translation gains and losses.

                               TABLE OF CONTENTS


                                                                                                                      PAGE
                                                                                                                      ----
PART I                                                                                                                   2

         ITEM 1.      BUSINESS.......................................................................................    2
         ITEM 2.      PROPERTIES.....................................................................................   19
         ITEM 3.      LEGAL PROCEEDINGS..............................................................................   19
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................   19
PART II                                                                                                                 20

         ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED StoCKHOLDER MATTERS......................   20
         ITEM 6.      SELECTED FINANCIAL DATA........................................................................   21
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS.....................................................................................   23
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................   29
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................   40
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.....................................................................................   40
PART III                                                                                                                41

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................   41
         ITEM 11.     EXECUTIVE COMPENSATION.........................................................................   41
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................   41
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................   41
PART IV                                                                                                                 42

         ITEM 14(a).  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................   42
         ITEM 14(b).  REPORTS ON FORM 8-K............................................................................   43
         ITEM 14(c).  EXHIBITS.......................................................................................   43
         ITEM 14(d).  FINANCIAL STATEMENT SCHEDULES..................................................................   43
SIGNATURES                                                                                                              44





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

Integrated Circuit Manufacturing. We currently contract with two third-party silicon foundries, IBM and X-FAB, for our wafer fabrication. Our integrated circuits are currently produced using standard silicon technology, and we are investigating using more advanced technologies for fabrication of future products that increase the performance of our integrated circuits while reducing die size. Once produced by the third-party foundry, the die are then assembled into packages by a third-party assembler. Currently, Amkor is our sole-source integrated circuit assembly subcontractor; however, we have recently identified, but not yet qualified, a second assembly subcontractor with a qualified package, and are continuing to investigate other assembly subcontractors for future use. Once assembled, the packaged units are tested at either our test facility in Plano, Texas or a third-party test facility located in the Philippines.


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

Acquired In-Process Research and Development

As a result of our combination with Microtune KG, we recorded acquired in-process research and development costs of $12.7 million for the year ended December 31, 2000. Acquired in-process research and development did not affect our cash flows.


Microtune's management is primarily responsible for estimating the fair values of intangible assets and acquired in-process research and development. The estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of Microtune KG. Amounts allocated to acquired in-process research and development were expensed at the date of acquisition because the purchased research and development had no alternative future uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The acquired in-process research and development projects were assessed, analyzed and valued using the exclusion approach articulated by the Securities and Exchange Commission. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believes to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and revenue shortfalls in the event that the Company is unable to successfully complete and commercialize the projects.

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

     The acquired in-process research and development relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. The estimated cost of completion of the development projects as of the acquisition date was approximately $375,000, $50,000, $375,000 and $2,050,000 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. As of December 31, 2000, the amounts expended towards completing the development projects subsequent to the acquisition date were approximately $335,000, $50,000, $340,000 and $1,520,000 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. The dates of completion of the development projects were December 2000, November 2000 and November 2000 for projects in the cable modem, set-top box and multimedia product groups, respectively. The estimated date of completion of the development projects as of December 31, 2000 was December 2002 for projects in the automotive product group. Projects in the cable modem and multimedia product groups began to generate revenues in 2000. Revenues are projected to begin in 2002 for projects in the automotive product group. At December 31, 2000, Microtune expects to essentially meet its original cash flow and return expectations for these projects. Revenues were projected to begin in 2001 for development projects in the set-top box product group, but as of December 31, 2000 it is expected that these projects will not produce any significant future revenues nor will these products generate net cash inflows. However, the failure to develop these products is not expected to have a material impact on the Company's overall return on its investment in the acquired technology or on the future results of operations or financial position.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following our combination with Temic, we now transact both sales and purchases in multiple foreign currencies, including the German Mark and the Philippine Peso. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains. Foreign currency translation losses and gains incurred during a period could have a material impact on the Company's net loss, cash flows or financial position.

A significant portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company's products are manufactured in the United States and the Philippines. The Company also has a sales office and design center in Germany. The Company sells its products throughout the world. Some of the Company's net revenues are denominated in currencies other than the U.S. dollar, in particular the German Mark. For the year ended December 31, 2000, approximately 8% of net revenues, respectively, were denominated in the German Mark. The Company also incurs operating costs in currencies other than the U.S. dollar, in particular the German Mark and the Philippine Peso. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company produces and distributes its products. The Company's operating results are exposed to changes in the exchange rates between the U.S. dollar and the Philippine Peso and the German Mark. When the U.S. dollar strengthens against the German Mark, the value of nonfunctional currency sales decreases and the value of nonfunctional currency operating costs increases. When the U.S. dollar weakens, the value of nonfunctional currency sales increases and the value of nonfunctional currency operating costs decreases.


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

We have derived a substantial portion of our past revenues from sales to a relatively small number of customers. As a result, the loss of any major customer could significantly harm our revenues. DaimlerChrysler accounted for approximately 19% of our net revenues for the year ended December 31, 2000. Sales to our 20 largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 77% of total sales for the year ended December 31, 2000. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.


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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Plano, State of Texas, on the 7th day of November, 2001.


                                   MICROTUNE, INC.


                                   By: /s/ Everett "Buddy" Rogers
                                       ----------------------------------------
                                           Everett "Buddy" Rogers
                                           Chief Financial Officer

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
                                                                                                 =======


     Microtune's management is primarily responsible for estimating the fair values of intangible assets and acquired in-process research and development. The estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of Microtune KG. Amounts allocated to acquired in-process research and development were expensed at the date of acquisition because the purchased research and development had no alternative future uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The acquired in-process research and development projects were assessed, analyzed and valued using the exclusion approach articulated by the Securities and Exchange Commission. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believes to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and revenue shortfalls in the event that the Company is unable to successfully complete and commercialize the projects.

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

     The acquired in-process research and development relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. The estimated cost of completion of the development projects as of the acquisition date was approximately $375,000, $50,000, $375,000 and $2,050,000 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. As of December 31, 2000, the amounts expended towards completing the development projects subsequent to the acquisition date were approximately $335,000, $50,000, $340,000 and $1,520,000 for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. The dates of completion of the development projects were December 2000, November 2000 and November 2000 for projects in the cable modem, set-top box and multimedia product groups, respectively. The estimated date of completion of the development projects as of December 31, 2000 was December 2002 for projects in the automotive product group. Projects in the cable modem and multimedia product groups began to generate revenues in 2000. Revenues are projected to begin in 2002 for projects in the automotive product group. At December 31, 2000, Microtune expects to essentially meet its original cash flow and return expectations for these projects. Revenues were projected to begin in 2001 for development projects in the set-top box product group, but as of December 31, 2000 it is expected that these projects will not produce any significant future revenues nor will these products generate net cash inflows. However, the failure to develop these products is not expected to have a material impact on the Company's overall return on its investment in the acquired technology or on the future results of operations or financial position.


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

Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are currently three to five years. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems completion to be probable and that the project will be used to perform the function intended. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Reviews are regularly performed to determine whether facts or circumstances exist which indicate that the carrying values of the Company's property and equipment are impaired. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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


         In 2000 and 1999, the Company recorded approximately $16.5 million and $3.2 million, respectively, of deferred stock option compensation as a result of granting stock options with deemed exercise prices below the estimated fair value per share of the Company's common stock at the date of grant. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the applicable options. As of December 31, 2000 and 1999, unamortized deferred stock compensation was $14.6 million and $2.3 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was 2.1 years at December 31, 2000.


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