Form 10-Q
period 2001-09-30
MICROTUNE INC
filed 2001-11-14
CIK 1108058

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

As of October 31, 2001, 40,313,128 shares of the Registrant's common stock were outstanding.

                                Microtune, Inc.

                                   FORM 10-Q

                              September 30, 2001

                                     INDEX

                                                                                                Page
                                                                                                ----
Part I Financial Information

  Item 1. Financial Statements..................................................................   3

      Consolidated Balance Sheets at September 30, 2001 and December 31, 2000
        (unaudited).............................................................................   3

      Consolidated Statements of Operations for the Three and Nine Months Ended
        September 30, 2001 and 2000 (unaudited).................................................   4

      Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
        2001 and 2000 (unaudited)...............................................................   5

      Notes to Consolidated Financial Statements (unaudited)....................................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results
    of Operations...............................................................................  12

  Item 3. Qualitative and Quantitative Disclosure About Market Risk.............................  20

      Factors Affecting Future Operating Results and Stock Price................................  21

Part II Other Information

  Item 1. Legal Proceedings.....................................................................  35

  Item 2. Changes In Securities and Use of Proceeds.............................................  35

  Item 3.  Defaults Upon Senior Securities......................................................  35

  Item 4. Submission of Matters to a Vote of Security Holders...................................  35

  Item 5. Other Information.....................................................................  35

  Item 6. Exhibits and Reports on Form 8-K......................................................  35

Signatures......................................................................................  36

                         PART I Financial Information

Item 1. Financial Statements

                                Microtune, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share data)
                                  (unaudited)

                              Assets                                   September 30, 2001        December 31, 2000
                                                                       ------------------        -----------------
Current assets:
   Cash and cash equivalents.......................................                $ 71,264                 $ 77,650
   Accounts receivable, net of allowance for doubtful accounts of                    10,297
    $481 at September 30, 2001 and $456 at December 31, 2000.......                                           12,301

   Inventories.....................................................                   9,855                   16,389
   Deferred income taxes...........................................                     620                      552
   Other current assets............................................                   1,704                      770
                                                                                   --------                 --------
     Total current assets..........................................                  93,740                  107,662

Property and equipment, net........................................                  17,813                   15,179
Intangible assets, net of accumulated amortization of $2,825 at
 September 30, 2001 and $2,481 at December 31, 2000................                   4,918                    6,054

Goodwill, net of accumulated amortization of $9,800 at September
 30, 2001 and $5,570 at December 31, 2000..........................                  18,476                   22,706

Deferred income taxes..............................................                     199                      484
Other assets and deferred charges..................................                   1,521                      946
                                                                                   --------                 --------
        Total assets...............................................                $136,667                 $153,031
                                                                                   ========                 ========

               Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................................                $  3,128                 $  6,763
   Accrued expenses................................................                   8,662                    8,110
   Accrued compensation............................................                   1,991                    1,888
                                                                                   --------                 --------
     Total current liabilities.....................................                  13,781                   16,761

Deferred income taxes..............................................                     982                    2,966
Other noncurrent liabilities.......................................                   1,155                    1,197
Commitments........................................................                       -                        -

Stockholders' equity:
 Preferred stock, $0.001 par value
   Authorized shares - 25,000 at September 30, 2001 and
    December 31, 2000..............................................                       -                        -
 Common stock, $0.001 par value
   Authorized shares - 150,000 at September 30, 2001 and
    December 31, 2000; issued and outstanding shares - 39,967
    at September 30, 2001 and 38,547 at December 31, 2000..........                      40                       39

 Additional paid-in capital........................................                 185,736                  180,661
 Loans receivable from stockholders................................                     (35)                    (788)
 Accumulated other comprehensive loss..............................                    (988)                    (988)
 Accumulated deficit...............................................                 (64,004)                 (46,817)
                                                                                   --------                 --------
     Total stockholders' equity....................................                 120,749                  132,107
                                                                                   --------                 --------
        Total liabilities and stockholders' equity.................                $136,667                 $153,031
                                                                                   ========                 ========

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30,                     September 30,
                                                                --------------------            ----------------------
                                                                  2001          2000              2001          2000
                                                                -------       -------           --------      --------
Net revenues.........................................           $15,015       $19,935           $ 47,129      $ 48,896
Cost of revenues.....................................             9,981        12,654             34,170        32,585
                                                                -------       -------           --------      --------
Gross margin.........................................             5,034         7,281             12,959        16,311
Operating expenses:
  Research and development:
     Stock option compensation.......................               335           365              1,014           991
     Other...........................................             4,383         4,093             11,916         9,770
                                                                -------       -------           --------      --------
                                                                  4,718         4,458             12,930        10,761
  Acquired in-process research and development.......                 -             -                  -        12,692
  Selling, general and administration:
     Stock option compensation.......................               363           715              1,397         2,093
     Other...........................................             3,180         4,073             11,298        12,170
                                                                -------       -------           --------      --------
                                                                  3,543         4,788             12,695        14,263
  Amortization of intangible assets and goodwill.....             1,804         1,829              5,410         6,222
                                                                -------       -------           --------      --------
     Total operating expenses........................            10,065        11,075             31,035        43,938
                                                                -------       -------           --------      --------
Loss from operations.................................            (5,031)       (3,794)           (18,076)      (27,627)
Other income (expense):
  Interest income....................................               693           864              2,565         1,360
  Foreign currency translation and transaction gains                (79)         (547)            (1,245)         (476)
   (losses), net.....................................
  Other..............................................              (972)           20               (910)          480
                                                                -------       -------           --------      --------
Loss before income taxes.............................            (5,389)       (3,457)           (17,666)      (26,263)
Income tax expense (benefit).........................                14           936               (478)        1,686
                                                                -------       -------           --------      --------
Net loss.............................................           $(5,403)      $(4,393)          $(17,188)     $(27,949)
                                                                =======       =======           ========      ========

Basic and diluted loss per common share..............           $ (0.14)      $ (0.16)            $(0.44)       $(1.96)
                                                                =======       =======           ========      ========
Weighted-average shares used in computing basic and
 diluted loss per common share.......................            39,711        27,023             39,293        14,265
                                                                =======       =======           ========      ========

See accompanying notes.

                                Microtune, Inc.

                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     ---------------------
                                                                                       2001         2000
                                                                                     --------     --------
Operating activities:
 Net loss...................................................................         $(17,188)    $(27,949)
 Adjustments to reconcile net loss to net cash used in operating activities, net of effects of business combination:
   Depreciation.............................................................            4,630        4,361
   Amortization of intangible assets and goodwill...........................            5,410        6,222
   Acquired in-process research and development.............................                -       12,692
   Foreign currency translation and transaction gains (losses), net.........            1,245          476
   Stock option compensation................................................            2,411        3,084
   Write-off of uncollectable loan receivable...............................            1,026            -
   Deferred income taxes....................................................           (1,584)        (794)
   Changes in operating assets and liabilities:
      Accounts receivable...................................................            2,004       (2,560)
      Inventories...........................................................            6,534       (4,713)
      Other assets..........................................................           (1,386)         305
      Accounts payable......................................................           (3,635)       2,488
      Accrued expenses......................................................              325        3,084
      Accrued compensation..................................................              103       (2,870)
                                                                                     --------     --------
         Net cash used in operating activities..............................             (105)      (6,174)
Investing activities:
 Net cash acquired in acquisition of HMTF Acquisition.......................                -        3,550
 Purchases of property and equipment........................................           (7,468)     (11,234)
 Sale of property and equipment.............................................              196          249
 Loans receivable...........................................................           (1,148)         258
 Purchase of intangible assets..............................................              (45)        (887)
                                                                                     --------     --------
         Net cash used in investing activities..............................           (8,465)      (8,064)
Financing activities:
 Proceeds from initial public offering of common stock......................                -       66,770
 Proceeds from issuance of preferred stock..................................                -        9,600
 Proceeds from issuance of common stock upon the exercise of options and                2,666          143
  from shares purchased under Employee Stock Purchase Plan..................
 Proceeds from loans receivable from stockholders...........................              753          432
                                                                                     --------     --------
         Net cash provided by financing activities..........................            3,419       76,945
Effect of foreign currency exchange rate changes on cash....................           (1,235)        (840)
                                                                                     --------     --------
Net change in cash and cash equivalents.....................................           (6,386)      61,867
Cash and cash equivalents at beginning of period............................           77,650       20,129
                                                                                     --------     --------
Cash and cash equivalents at end of period..................................         $ 71,264     $ 81,996
                                                                                     ========     ========

See accompanying notes.

                                Microtune, Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 2001
                                  (unaudited)

1.   Basis of Presentation

General

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2001 and 2000 have been prepared by Microtune, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2001 have been made. Results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results of operations to be expected for the entire year.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method of accounting for business combinations has been eliminated. Also, the criteria for recognizing acquired intangible assets apart from goodwill has been changed, and acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 141 and SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. The adoption of this standard is not expected to have a significant effect on the operating results or the financial position of the Company.

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

Fair market value of 3,318,513 shares of Series E Preferred Stock..........   $55,548
Fair market value of warrants to purchase 2,212,342 shares of the
     Company's common stock................................................     7,411
Transaction costs..........................................................       185
                                                                              -------
Total combination cost.....................................................   $63,144
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
                                                                                         =======

The Company's management is primarily responsible for estimating the fair values of intangible assets and acquired in-process research and development. The estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of Microtune KG. Amounts allocated to acquired in-process research and development were expensed at the date of acquisition because the purchased research and development had no alternative future uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The acquired in-process research and development projects were assessed, analyzed and valued using the exclusion approach articulated by the Securities and Exchange Commission. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believes to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and revenue shortfalls in the event that the Company is unable to successfully complete and commercialize the projects.

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

The acquired in-process research and development relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. During 2000, the development projects as of the acquisition date in the cable modem, set-top box and multimedia product groups were completed at a cost of approximately $335,000, $50,000 and $340,000, respectively. As of September 30, 2001, the amount expended toward completing the development projects in the automotive product group as of the acquisition date was approximately $1,800,000 and the date of completion of the automotive development projects was September 2001. Projects in the cable modem and multimedia product groups began to generate revenues in 2000. Revenues are projected to begin in 2002 for projects in the automotive product group. At September 30, 2001, the Company expects to essentially meet its original cash flows and return expectations for these projects. Revenues were projected to begin in 2001 for development projects in the set-top box product group, but as of September 30, 2001, it is expected that these projects will not produce any significant future revenues nor will these products generate net cash inflows. However, the failure to develop these products is not expected to have a material impact on the Company's overall return or its investment in the acquired technology or on future results of operations or financial position.

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          2001       2000
                                                         ------     ------
     Stock options.....................................   6,857      7,773
     Restricted common stock...........................     126        239
     Employee stock purchase plan......................      28          8
                                                         ------     ------
     Total anti-dilutive securities excluded...........   7,011      8,020
                                                         ======     ======

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

6.  Inventories

Inventories consists of the following (in thousands):

                                           September 30,   December 31,
                                               2001            2000
                                           -------------   ------------
     Finished goods.....................       $2,856        $ 4,978
     Work-in-process....................        2,106          2,085
     Raw materials......................        4,893          9,326
                                               ------        -------
                                               $9,855        $16,389
                                               ======        =======

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value.

7.   Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

                                                   September 30,   December 31,
                                                       2001            2000
                                                   -------------   ------------
     Leasehold improvements......................     $ 1,398         $ 1,227
     Manufacturing equipment.....................      16,864          13,702
     Other equipment.............................       5,375           3,039
     Furniture and fixtures......................         677           1,127
     Computer software...........................       3,430           1,834
                                                      -------         -------
     Total property and equipment................      27,744          20,929
     Less accumulated depreciation...............       9,931           5,750
                                                      -------         -------
                                                      $17,813         $15,179
                                                      =======         =======

8.   Accrued Expenses

Accrued expenses consists of the following (in thousands):

                                                   September 30,   December 31,
                                                       2001            2000
                                                   -------------   ------------
     Accrued warranty obligation.................     $   694          $  711
     Accrued income taxes........................       3,111           2,145
     Deferred income taxes.......................         557             373
     Other.......................................       4,300           4,881
                                                      -------          ------
                                                      $ 8,662          $8,110
                                                      =======         =======

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

The provision for the three months and benefit for the nine months ended September 30, 2001, and the provision for the three and nine months ended September 30, 2000, consists of foreign income taxes and U.S. state franchise taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. The impact of this change on deferred income taxes was recorded in the third quarter of 2000 when the law was enacted.

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

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The Company is aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased the Company's common stock from August 4, 2000 through December 6, 2000. According to the law firm that filed it, the Atlas complaint names as defendants Microtune, Douglas J. Bartek, the Company's Chairman and Chief Executive Officer, Everett Rogers, the Company's Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints.

11.  Stock Plans

During 1999 through July 2000, the Company issued stock options that were deemed to have been issued at less than fair market value at the date of grant and recorded $16.5 million and $3.2 million in 2000 and 1999, respectively, for deferred stock compensation. This deferred stock compensation is being recognized over the respective vesting periods of the stock options, which range from one to six years. As of September 30, 2001, and December 31, 2000, unamortized deferred stock compensation was $8.7 million and $14.6 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was approximately 2.0 years at September 30, 2001.

12.  Geographic Information and Significant Customers

The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States, Korea, Taiwan and Hong Kong. The Company also has a systems application design center in Germany and two manufacturing facilities in the Philippines. Net revenues by geographical area are summarized below (in thousands):


                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                         --------------------------------      ---------------------------------
                                            2001                     2000         2001                      2000
                                         -------                  -------      -------                   -------
North America.............               $ 5,142                  $ 9,829      $21,290                   $23,680
Europe....................                 3,751                    2,452       11,207                     9,047
Asia Pacific..............                 5,982                    7,133       14,303                    15,109
Other.....................                   140                      521          329                     1,060
                                         -------                  -------      -------                   -------
                                         $15,015                  $19,935      $47,129                   $48,896
                                         =======                  =======      =======                   =======

Sales to DaimlerChrysler accounted for approximately 22% of consolidated net revenues for the nine months ended September 30, 2001. Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 22% and 11%, respectively, of consolidated net revenues for the nine months ended September 30, 2000.

Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 19% and 11%, respectively, of consolidated net revenues for the three months ended September 30, 2001. Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 16% and 13%, respectively, of consolidated net revenues for the three months ended September 30, 2000.

13.  Subsequent Events

On October 1, 2001, the Company acquired a silicon design center in the Netherlands for approximately $3.0 million in cash and 210,000 shares of the Company's common stock valued at approximately $2.1 million.

On October 28, 2001, the Company entered into an Agreement and Plan of Merger and Reorganization with Transilica Inc. (Transilica), a California corporation. Under the terms of the Merger Agreement, the Company expects to acquire all of the outstanding capital stock of Transilica. The consummation of the acquisition of Transilica, which is expected to occur in November 2001, is subject to certain closing conditions. Upon closing, under the terms of the Merger Agreement, shares equivalent to 19.99% of the Company's outstanding shares of common stock at closing, plus a cash amount that is equal to Transilica's cash and cash equivalants less certain liabilities at closing will be issued and exchanged for all of the outstanding capital stock of Transilica. The total purchase price to be allocated is currently estimated to be approximately $155.0 million.

Transilica was founded in 1998 and designs system-on-chip silicon products for next-generation short-range wireless applications. The products Transilica is developing consist of highly integrated solutions incorporating radio transceivers, digital baseband and software on a single chip, which offer customers low-power consumption and small form factors. Transilica's initial products will be targeted at the Bluetooth and 802.11a standards, which are communication protocols for short-range wireless applications. To date, Transilica's activities have consisted primarily of product research and development and no significant revenues have been earned from the sale of these products. Additional research and development efforts will be required before these products will be available for commercial use. Transilica is also capable of designing customized system-on-chip solutions to meet a customer's specific application.

Both acquisitions, if the Transilica acquisition is consummated, will be accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations of the Netherlands design center and Transilica will be included in the Company's results of operations from the respective dates of the acquisitions. The Company expects to incur non-recurring charges to operations in the fourth quarter of 2001 currently estimated to aggregate between $30.0 million and $40.0 million, consisting primarily of the portion of the acquisition costs allocated to purchased in-process research and development costs which will be charged to expense.

In October 2001, the Company's management committed to a plan to shut down one of its two manufacturing facilities in the Philippines. Existing production at this facility will be transferred to the Company's remaining Philippine manufacturing facility. The shutdown is expected to be completed in December 2001. In conjunction with this closure, the Company expects to incur a nonrecurring charge to operations in the fourth quarter of 2001, currently estimated to aggregate between $2.0 million and $3.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations'

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Operating Results and Stock Price" in this report and to the risk factors set out in our Annual Report filed on Form 10-K for fiscal year 2000, as amended, which describe factors that could cause actual events to differ from those contained in any forward looking statements.

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

     In January 2000, we combined with Temic Telefunken Hochfrequenztechnik GmbH
(GmbH) and its affiliated companies (collectively, referred to as Temic). Temic was founded in the early 1900's in Germany. In the late 1940's, Temic began developing mechanical radio frequency tuners, and in the late 1960's, it was the first company to develop an electronic radio frequency tuner. The two companies have been operating as one company since the combination in January 2000. In addition, GmbH converted to a KG and changed its name to Microtune GmbH & Co. KG (Microtune KG), in August 2000.

     Recent Developments

     On October 28, 2001, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Transilica Inc., a California corporation (Transilica). Under the terms of the Merger Agreement, Microtune expects to acquire all of the outstanding capital stock of Transilica. The consummation of the acquisition of Transilica, which is expected to occur in November 2001, and which is structured to be a tax-free reorganization under
Section 368 of the Internal Revenue Code, is subject to certain closing conditions. Upon closing, under the terms of the Merger Agreement, shares equivalent to 19.99% of Microtune's outstanding shares of common stock at closing, plus a cash amount that is based on the cash on the balance sheet of Transilica less certain liabilities at closing (the "Merger Consideration"), will be issued and exchanged for all of the outstanding capital stock of Transilica (the "Transilica Acquisition"). The Merger Agreement also provides that approximately 15% of the total Merger Consideration in the form of Microtune shares of common stock will be placed in escrow for the purpose of securing the indemnification obligations of Transilica under the Merger Agreement. The escrow shares are to be released periodically, subject to any escrow claims, at the end of each of the full three years following the closing. The shares to be issued by us pursuant to the Merger Agreement will be issued pursuant to an exemption from registration under the Securities Act. The Merger Agreement provides the Transilica shareholders with the right to require us to register their Microtune shares within 20 days after the closing. Despite this registration obligation, former Transilica shareholders who receive shares of Microtune common stock will not be able to sell their shares of Microtune common stock until the earlier to occur of Transilica's achievement of certain product revenue-based milestones or the date that is 3 months following closing. In addition, the shares of Microtune common stock received by former Transilica shareholders as a result of the Transilica Acquisition are subject to lock-up agreements which restrict their ability to sell the shares of Microtune common stock that they received as a result of the Transilica Acquisition. The lock-up agreements provide that each month, 10% of the shares subject to the lock-up will be released from the lock-up restrictions.

     Concurrent with the signing of the Merger Agreement, Transilica and Microtune entered into a Credit Agreement whereby Microtune has agreed to make unsecured loans to Transilica in an aggregate not exceeding $5.0 million. Under the Credit Agreement, if Transilica's cash balance is less than $500,000 and subject to certain other conditions more fully described in the Credit Agreement, Microtune shall make advances to Transilica upon Transilica's request. In connection with the execution of the Credit Agreement, Transilica executed a convertible promissory note for $5.0 million in favor of Microtune, which provides that all outstanding amounts under the credit facility will bear interest at the rate of 8% per annum. In the event that the Merger Agreement is terminated, all outstanding amounts under the credit facility automatically convert into Transilica Series B Preferred Stock at a price of $1.6026 per share. The Credit Agreement also provides that Microtune will have the right to participate on a pro rata basis in all future rounds of financing undertaken by Transilica.

     Transilica was founded in 1998 and designs system-on-chip silicon products for next-generation short-range wireless applications. The products Transilica is developing consist of highly integrated solutions incorporating radio transceivers, digital baseband and software on a single chip, which offer customers low-power consumption and small form factors. Transilica's initial products will be targeted at the Bluetooth and 802.11a standards, which are communication protocols for short-range wireless applications. To date, Transilica's activities have consisted primarily of product research and development and no significant revenues have been earned from the sale of these products. Additional research and development efforts will be required before these products will be available for commercial use. Transilica is also capable of designing customized system-on-chip solutions to meet a customer's specific application.

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

     Since inception we have incurred significant losses, and as of September 30, 2001, we had an accumulated deficit of approximately $64.0 million. As a result of our combination with Microtune KG, our primary activities have expanded to include the design, manufacture and sale of radio frequency modules. In March 2000, we began shipment of our single chip silicon tuner and in December 2000, we began shipment of our silicon upstream amplifier. Tuner modules were developed, manufactured and marketed by Microtune KG prior to the combination. Our limited combined operating history combined with business risks, including those risks set forth under the caption "Factors Affecting Future Operating Results and Stock Price" in this report and the risk factors set out in our Annual Report filed on Form 10-K, as amended, for the fiscal year 2000, make the prediction of future results of operations difficult, and as a result there can be no assurance that we will achieve or sustain revenue growth or profitability.

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

     The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of net revenues:


                                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                                        -------------------------------         -------------------------------
                                                         2001                      2000          2001                      2000
                                                        -----                     -----         -----                     -----
Net revenues...........................                   100%                      100%          100%                      100%
Cost of revenues.......................                    66                        63            73                        67
                                                        -----                     -----         -----                     -----
Gross margin...........................                    34                        37            27                        33
Operating expenses:
  Research and development:
     Stock option compensation.........                     2                         2             2                         2
     Other.............................                    30                        21            25                        20
                                                        -----                     -----         -----                     -----
                                                           32                        23            27                        22
  Acquired in-process research and
   development.........................                     -                         -             -                        26

  Selling, general and administration:
     Stock option compensation.........                     3                         4             3                         4
     Other.............................                    21                        20            24                        25
                                                        -----                     -----         -----                     -----
                                                           24                        24            27                        29
  Amortization of intangible assets
   and goodwill........................                    12                         9            11                        13
                                                        -----                     -----         -----                     -----

     Total operating expenses..........                    68                        56            65                        90
                                                        -----                     -----         -----                     -----
Loss from operations...................                   (34)                      (19)          (38)                      (57)
Other income (expense).................                    (2)                        2             1                         3
                                                        -----                     -----         -----                     -----

Loss before income taxes...............                   (36)                      (17)          (37)                      (54)
Income tax expense (benefit)...........                     -                         5            (1)                        3
                                                        -----                     -----         -----                     -----
Net loss...............................                   (36)%                     (22)%         (36)%                     (57)%
                                                        =====                     =====         =====                     =====


Comparison of the Three and Nine Months Ended September 30, 2001 and 2000.

Net Revenues

     Revenues are recorded net of a provision for returns. Our net revenues decreased $1.8 million, or 4%, to $47.1 million in the nine months ended September 30, 2001, from $48.9 million in the nine months ended September 30, 2000. Our net revenues decreased $4.9 million, or 25%, to $15.0 million in the three months ended September 30, 2001, from $19.9 million in the three months ended September 30, 2000. This decrease is primarily due to lower demand for our cable modem products partially offset by increased demand for our automotive entertainment products. The cable modem industry has recently experienced a buildup of inventories that has negatively impacted current demand for our products in the three and nine months ended September 30, 2001. We anticipate increased pricing pressures and softness in demand in the near future for our products, except related to our automotive entertainment products, due to economic pressures.

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

Our costs of revenues in the nine months ended September 30, 2001 were $34.2 million, or 73% of net revenues, compared to $32.6 million, or 67% of net revenues, in the nine months ended September 30, 2000. Our cost of revenues in the three months ended September 30, 2001 were $10.0 million, or 66% of net revenues, compared to $12.7 million, or 63% of net revenues, in the three months ended September 30, 2000. Our gross margins in the three and nine months ended September 30, 2001 decreased compared to the same periods for 2000 as a result of lower loading of our factories and pricing pressure on more mature product lines. In addition, our gross margin in the nine months ended September 30, 2001 decreased compared to the same period for 2000 as a result of a reserve of $1.7 million for excess inventory that was recorded in the first quarter of 2001. In the near future, we believe gross margins may improve due to increased efficiencies in our factories and increasing levels of our silicon in our product mix partially offset by increased selling price pressures. However, we do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which may be offset over time as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product.

Research and Development

     Research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development expenses for the nine months ended September 30, 2001 were $12.9 million, or 27% of net revenues, compared to $10.8 million, or 22% of net revenues, in the nine months ended September 30, 2000. Research and development expenses for the three months ended September 30, 2001 were $4.7 million, or 32% of net revenues, compared to $4.5 million, or 23% of net revenues, in the three months ended September 30, 2000. The increase in research and development expenses reflects continued recruiting of engineers and increased prototype activity in the silicon design process. We expect that research and development expenses will increase in absolute dollars in future periods, and may fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation related to research and development was $1.0 million in the nine months ended September 30, 2001 and 2000, and $0.3 million and $0.4 million in the three months ended September 30, 2001 and 2000, respectively, but does not affect our total stockholders' equity or cash flows.

Acquired In-Process Research and Development

     As a result of our combination with Microtune KG, we recorded acquired in-process research and development costs of $12.7 million for the nine months ended September 30, 2000. Amounts allocated to acquired in-process research and development were expensed at the date of combination, because the purchased research and development had no alternative uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. Acquired in-process research and development did not affect our cash flows.

     The Company's management is primarily responsible for estimating the fair values of intangible assets and acquired in-process research and development. The estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of Microtune KG. Amounts allocated to acquired in-process research and development were expensed at the date of acquisition because the purchased research and development had no alternative future uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The acquired in-process research and development projects were assessed, analyzed and valued using the exclusion approach articulated by the Securities and Exchange Commission. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believes to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and revenue shortfalls in the event that the Company is unable to successfully complete and commercialize the projects.

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

     The acquired in-process research and development relates to the development of new tuners and modules for cable modem, set-top box, multimedia and automotive applications, focusing on increased functionality, cost effectiveness and size reduction, while maintaining a low level of power consumption. The estimated percentage completion of the development projects as of the acquisition date was approximately 70%, 50%, 70% and 60% for projects in the cable modem, set-top box, multimedia and automotive product groups, respectively. There have been no significant changes in estimates of costs required to complete the development efforts since the acquisition date. During 2000, the development projects as of the acquisition date in the cable modem, set-top box and multimedia product groups were completed at a cost of approximately $335,000, $50,000 and $340,000, respectively. As of September 30, 2001, the amount expended toward completing the development projects in the automotive product group as of the acquisition date was approximately $1,800,000 and the date of completion of the automotive development projects was September 2001. Projects in the cable modem and multimedia product groups began to generate revenues in 2000. Revenues are projected to begin in 2002 for projects in the automotive product group. At September 30, 2001, the Company expects to essentially meet its original cash flows and return expectations for these projects. Revenues were projected to begin in 2001 for development projects in the set-top box product group, but as of September 30, 2001, it is expected that these projects will not produce any significant future revenues nor will these products generate net cash inflows. However, the failure to develop these products is not expected to have a material impact on the Company's overall return or its investment in the acquired technology or on future results of operations or financial position.

     Related to the potential Transilica acquisition, we expect to incur a non-recurring charge to in-process research and development ranging between $30.0 million and $40.0 million in the fourth quarter of 2001.

Selling, General and Administration

     Selling, general and administration expenses include our personnel-related expenses for administration, finance, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administration expenses for the nine months ended September 30, 2001 were $12.7 million, or 27% of net revenues, compared to $14.3 million, or 29% of net revenues, in the nine months ended September 30, 2000. Selling, general and administration expenses for the three months ended September 30, 2001 were $3.5 million, or 24% of net revenues, compared to $4.8 million, or 24% of net revenues, in the three months ended September 30, 2000. The decrease for both periods relates to decreases in variable selling expenses such as commissions and shipping costs and due to reductions in certain duplications of headcount and overhead that existed when the Company and Temic first merged. Stock option compensation related to selling, general and administration was $1.4 million and $2.1 million in the nine months ended September 30, 2001 and 2000, respectively, and $0.4 million and $0.7 million in the three months ended September 30, 2001 and 2000, respectively, but does not affect our total stockholders' equity or cash flows. The decrease in stock option compensation is primarily due to the termination of options for employees who are no longer employed by the Company.

Amortization of Intangible Assets and Goodwill

     Amortization of intangible assets and goodwill for the nine months ended September 30, 2001 was $5.4 million compared to $6.2 million, for the nine months ended September 30, 2000. Amortization of intangible assets and goodwill was $1.8 million for the three months ended September 30, 2001 and 2000. Amortization of intangible assets and goodwill results principally from our combination with Microtune KG. The combination has been accounted for using the purchase method of accounting. The purchase price allocated to intangible assets of $8.0 million is being amortized over the estimated useful lives of the related assets of one to five years. Goodwill resulting from the transaction totaled $28.3 million and is being amortized over five years. The amount of amortization for intangible assets and goodwill will decrease effective January 1, 2002, which is the effective date of SFAS No. 142, Goodwill and Other Intangible Assets, and it is currently estimated that annual amortization of intangible assets and goodwill will decrease $5.8 million.

Other Income and Expense

     Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

     Interest income for the nine months ended September 30, 2001 was $2.6 million compared to $1.4 million, for the nine months ended September 30, 2000. The increase is mainly due to the investment of proceeds from our initial public offering on August 4, 2000. The decrease in interest income of $0.2 million, to $0.7 million for the three months ended September 30, 2001 compared to $0.9 million for the three months ended September 30, 2000, is mainly due to lower interest rates. Through June 30, 2000, the Company used the U.S. Dollar as its functional currency, except that the German Mark was used as its functional currency for Microtune GmbH & Co. KG (Microtune KG) and its subsidiaries (collectively, the Subsidiaries). Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG into U.S. Dollars through June 30, 2000, were included as a component of stockholders' equity. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG outside of Germany into German Marks were recognized currently in the Company's results of operations as a component of foreign currency gains and losses.

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

     Other expenses for the three months ended September 30, 2001 includes a $1.0 million one-time write-off due to the doubtful collectability of a loan to a private radio frequency focused company which we made in May 2001.

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

     The provision for the three months and benefit for the nine months ended September 30, 2001, and the provision for the three and nine months ended September 30, 2000, consists of foreign income taxes and U.S. state franchise taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. The impact of this change on deferred income taxes was recorded in the third quarter of 2000 when the law was inacted.

Liquidity and Capital Resources

     As of September 30, 2001, the Company had net working capital of $80.0 million, including $71.3 million of cash and cash equivalents. As of December 31, 2000, the Company had net working capital of $90.9 million, including $77.7 million in cash and cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

     Operating activities used $0.1 million in cash during the nine months ended September 30, 2001 which was $6.1 million less than the $6.2 million used in operating activities for the nine months ended September 30, 2000. The decrease in cash used is primarily due to decreased inventory and accounts receivable as we continue to consume existing inventories and accounts receivable decreased due to lower sales. These decreases in cash usage are partially offset by a reduction in accounts payable mainly due to reduced inventory purchases.

     Investing activities used $8.5 million in cash during the nine months ended September 30, 2001, which was $0.4 million greater than the $8.1 million used in investing activities for the nine months ended September 30, 2000. Investments in property and equipment were $7.5 million and $11.2 million in the nine months ended September 30, 2001 and 2000, respectively. We expect capital expenditures to range from $1.0 million to $4.0 million per quarter through 2002.

     Financing activities provided $3.4 million in cash during the nine months ended September 30, 2001, which was $73.5 million less than the $76.9 million provided by operating activities for the nine months ended September 30, 2000. On August 4, 2000, we issued 4.6 million common stock shares in our initial public offering resulting in net proceeds of approximately $66.8 million. Prior to our combination with Microtune KG, we funded our operations primarily through the issuance of convertible preferred stock, which generated net cash proceeds of approximately $9.6 million in the nine months ended September 30, 2000. We received cash of approximately $2.7 million from the sale of common stock upon the exercise of options and from shares purchased under our Employee Stock Purchase Plan during the nine months ended September 30, 2001.

     At September 30, 2001, Microtune KG had a credit agreement with a bank that provides for borrowings of up to $0.9 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank. The rate was 7.25% at September 30, 2001. At September 30, 2001, no borrowings were outstanding under this credit agreement.

     On October 28, 2001, the Company entered into the Merger Agreement with Transilica. Under the terms of the Merger Agreement, the Company expects to acquire all of the outstanding capital stock of Transilica. The consummation of the acquisition of Transilica, which is expected to occur in November 2001, is subject to certain closing conditions. Upon closing, under the terms of the Merger Agreement, shares equivalent to 19.99% of Microtune's outstanding shares of common stock at closing, plus a cash amount that is based on the cash on the balance sheet of Transilica less certain liabilities at closing will be issued and exchanged for all of the outstanding capital stock of Transilica.

     Concurrent with the signing of the Merger Agreement, Transilica and Microtune entered into a Credit Agreement whereby Microtune has agreed to make unsecured loans to Transilica in an aggregate not exceeding $5.0 million. Under the Credit Agreement, if Transilica's cash balance is less than $500,000 and subject to certain other conditions more fully described in the Credit Agreement, Microtune shall make advances to Transilica upon Transilica's request. In connection with the execution of the Credit Agreement, Transilica executed a convertible promissory note for $5.0 million in favor of Microtune, which provides that all outstanding amounts under the credit facility will bear interest at the rate of 8% per annum. In the event that the Merger Agreement is terminated, all outstanding amounts under the credit facility automatically convert into Transilica Series B Preferred Stock at a price of $1.6026 per share. The Credit Agreement also provides that Microtune will have the right to participate on a pro rata basis in all future rounds of financing undertaken by Transilica.

     We believe that our current cash balance will provide adequate liquidity to fund our operations and meet our other cash requirements through 2002. However, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. We filed a registration statement on Form S-3 using the shelf-registration process on August 17, 2001, as amended on August 28, 2001 and November 7, 2001. After we are declared effective by the SEC, we and certain selling stockholders may offer from time to time in one or more offerings, up to $250,000,000 of any combination of our common stock, preferred stock, debt securities or warrants, as more fully described in our Form S-3. We cannot be sure that financing will be available on reasonable terms, or at all, when and if required. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

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

     Following our combination with Temic, we now transact both sales and purchases in multiple foreign currencies, including Euros, German Marks and Philippine Pesos. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains.
Foreign currency translation losses and gains incurred during a period could have a material impact on our net loss, cash flows or financial position.

     A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. Our products are manufactured in the United States and the Philippines. We also have a sales office and design center in Germany. We sell our products throughout the world. Some of our net revenues are denominated in currencies other than the U.S. dollar, in particular the German Mark. For the year ended December 31, 2000, approximately 8% of net revenues were denominated in the German Mark. We also incur operating costs in currencies other than the U.S. dollar, in particular the German Mark and the Philippine Peso. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we produce and distribute our products. Our operating results are exposed to changes in the exchange rates between the U.S. dollar and the Philippine Peso and the German Mark. When the U.S. dollar strengthens against the German Mark, the value of nonfunctional currency sales decreases and the value of nonfunctional currency operating costs increase. When the U.S. dollar weakens, the value of nonfunctional currency sales increases and the value of nonfunctional currency operating costs decreases.

     We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are consistently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk.

     Our net investment in foreign subsidiaries, translated into U.S. dollars using exchange rates at September 30, 2001 was $60.1 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $6.0 million.

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

     If we are unable to migrate our customers over time from our modules using discrete components to our radio frequency silicon products or our modules that incorporate our radio frequency silicon products, our operating results could be harmed.

     Currently, most of our revenues are from the sale of our tuner modules using discrete, third-party components. Our future success will depend on our ability to successfully migrate our customers from our modules that use discrete components to our radio frequency silicon products, or MicroModules containing the MicroTuner and our other silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

     We have not completed our integration with Microtune KG's operations and we may be unable to do so effectively. In addition, we may be unable to effectively integrate operations related to the Transilica Acquisition and any acquisition that we may complete in the future.

     We combined with Microtune KG in January 2000, and we are still in the process of integrating Microtune KG's German and Philippines operations with ours. Integrating operations of two ongoing businesses can be difficult, especially when they are located in different countries. In addition to integrating the operational aspects of our two companies, we will also face challenges coordinating and consolidating our financial reporting functions. For example, our accounting functions utilize different software programs, and Microtune KG's consolidated financial statements have historically been prepared based on German generally accepted accounting principles. We may not be able to complete this integration on a timely and cost-effective basis.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. In pursuit of our strategy to acquire complementary businesses and products, we entered into the Merger Agreement to acquire Transilica on October 28, 2001. The Transilica Acquisition and future acquisitions may require significant capital infusions and typically involve a number of special risks, including the inability to obtain, or meet conditions imposed for governmental approvals for the acquisition, the diversion of management's attention to the assimilation of the operations and personnel of acquired businesses, the unpredictability of costs related to the acquisition and the difficulty of integration of acquired businesses, products, technologies and employees into our business and product offerings. Achieving the anticipated benefits of any acquisition will depend, in part, upon whether integration of the acquired business, products, technology, or employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of such integration may be increased by the necessity of coordinating geographically disparate organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. For example, Transilica has operations in Japan, Taiwan and Singapore and has a corporate culture that may differ in certain respects from our own. Accordingly, there can be no assurance that we can successfully integrate the business and personnel of Transilica or any future acquisitions into our own.

     The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management's attention, could have a material adverse effect on our business, operating results and financial position. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. We plan to acquire Transilica in part to incorporate its wireless/LAN product offerings into our product offerings. Despite our belief that Transilica's products will be accretive and synergistic to our business, there can be no assurance that Transilica's products will gain acceptance by our current customers or that they will enable us to penetrate new markets. Also, acquired products may contain defects of which we are unaware which may result in increased and unanticipated development costs. In addition, acquisitions may materially and adversely affect our results of operations because they may result in significant one-time accounting charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, acquired in-process research and development expenses, or the amortization of amounts related to deferred compensation, and intangible assets. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, goodwill and other intangibles, other acquisition-related expenses, and the loss of key employees. Moreover, we cannot predict accounting regulations, conventions, interpretations and related issues that may emerge in the future which could have a material adverse effect on our business, operating results or financial position.

     We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize the benefits anticipated from these acquisitions. We have limited organizational experience in acquiring and integrating businesses, and we will need to develop the relevant skills if we are to be successful in realizing the benefits of any future acquisitions. In the future, we may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms. In addition, we may need to issue equity securities that could be dilutive to our existing stockholders in order to consummate such acquisitions.

     As a result of the Transilica Acquisition and any significant future acquisitions that we complete in which a substantial amount of equity securities of Microtune are issued, the holders of Microtune common stock will experience immediate and substantial dilution to their percentage stockholdings of Microtune.

     Upon closing of the Transilica Acquisition, Microtune will issue shares equivalent to 19.99% of its outstanding common stock to the shareholders of Transilica. Upon the issuance of this stock, the holdings of the current stockholders of Microtune will be substantially diluted. The issuance and registration by Microtune of shares of its common stock in any acquisition may cause the price of our common stock to decline. A decline in the price of our common stock could also negatively affect our ability to pursue future acquisitions, or cause future acquisitions to be more dilutive.

     As a result of the Microtune KG acquisition, we have recorded $36.3 million of goodwill and acquired intangibles which will be amortized over one to five years.

     This amortization, if continued, would increase our net loss or decrease our net income by approximately $7.1 million in each of the years 2001 through 2004. However, in June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (``SFAS'') No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method of accounting for business combinations has been eliminated. Also, the criteria for recognizing acquired intangible assets apart from goodwill has been changed, and acquired goodwill and intangible assets recorded having indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 141 and SFAS No.
142. Other acquired intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets recorded as a result of the Microtune KG acquisition beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings or financial position. If our investment is subject to earlier than expected write-offs, our net income or net loss in any given period could be lower than anticipated and the market price of our stock could decline.

     We are dependent upon third parties, some of whom compete with us, for the supply of components for our module manufacturing. Our failure to obtain components for our module manufacturing would seriously harm our ability to ship modules to our customers in a timely manner.

     Many of the components for our modules are sole-sourced, meaning that we depend upon one supplier for a specific component. At times we have experienced significant difficulties in obtaining an adequate supply of components necessary for our manufacturing operations, which have on occasion prevented us from delivering radio frequency products to our customers in a timely manner. For example, in 2000, we did not receive our expected allocation of components from several significant sole-source suppliers which constrained our ability to meet customer demand. Failure to meet customer demand can result in customers selecting competitor products. We are not able to quantify the amount of lost revenues due to our failure to satisfy customer demand, but we believe the loss of revenue may have been material in 2000, and may be material in the future. We may experience similar shortages of components in the future.

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

     Our future success depends on our ability to develop new radio frequency products for existing and new markets, introduce these products in a cost-effective and timely manner, meet customer specifications and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction and market acceptance of a relatively small number of new products and the timely completion and delivery of those products to our customers. For example, we believe that market acceptance of our radio frequency integrated circuits for the cable modem market were limited until the time that we introduced radio frequency integrated circuits with the power requirements that conformed to the evolving specifications of some cable modem manufacturers.

     The development of new radio frequency products is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have no experience and delivering performance characteristics such as low power consumption at levels that we have not previously achieved. If we are not able to develop and introduce these new products successfully and in a cost-effective and timely manner, we will not be able to penetrate our target markets successfully and our operating results would be substantially harmed.

     We face intense competition in the broadband communications and radio frequency tuner markets, which could reduce our market share in existing markets and affect our ability to enter new markets.

     The broadband communications and radio frequency tuner markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and automotive markets. We compete primarily with tuner manufacturers such as Alps, Panasonic, Philips Electronics, Samsung and Thomson, with semiconductor companies such as Anadigics, Analog Devices, Broadcom and Maxim, and potentially with companies such as Conexant and Silicon Wave. Conexant, Broadcom and Silicon Wave have announced silicon tuner products that compete with our tuner products. Among other things, several of our competitors have broader product and service offerings and could bundle their competitive tuner products with other products and services they offer. This competition has resulted and may continue to result in declining average selling prices for our radio frequency products.

     Many of our current and potential competitors have advantages over us, including:

     .    longer operating histories and presence in key markets;

     .    greater name recognition;

     .    access to larger customer bases;

     . significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources;

     . relationships with potential customers as a result of the sales of other components, which relationships our competitors can leverage into sales of products competitive with our radio frequency products; and

     . broader product and service offerings that may allow them to compete effectively by bundling their products.

     As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products.

     Consolidation by industry participants, including in some cases, acquisitions of some of our customers or suppliers by our competitors, or acquisitions of our competitors by our customers or suppliers, could create entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. In fact, some of our suppliers offer or may offer products that compete with our radio frequency products. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets, thereby harming our results of operations.

     The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

     Historically, the average selling price of our products has decreased over the products' lives. In addition, as the markets for radio frequency integrated circuit products and transceivers mature, we believe that it is likely that the average unit prices of our radio frequency products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions and product bundling. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices.

     Although we will seek to increase the sales of our higher margin products, our sales, product and process development efforts may not be successful. Our new products or processes may not achieve market acceptance. To the extent we are unable to reduce costs or sell our higher margin products, our results of operations would suffer.

     We expect our quarterly operating results to continue to fluctuate.

     Our quarterly results of operations have fluctuated significantly in the past and may fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors include:

     . timing, cancellation and rescheduling of significant customer orders, which result in revenues being shifted from one quarter to another;

     . the ability of our customers to procure the necessary components for their end-products that utilize our radio frequency tuners to conduct their operations as planned for any quarter;

     . pricing concessions on volume sales to particular customers for established time frames;

     . slowdowns in customer demand and related industry-wide increases in inventories;

     .    our inability to predict our customers' demand for our products;

     .    changes in our product and customer mix between quarters;

     . labor disputes at our manufacturing facilities in the Philippines, which may cause temporary slowdowns or shutdowns of operations; and

     . quality problems with our radio frequency tuners that result in significant returns.

     Our manufacturing operations could be adversely impacted and our financial performance worsened if our labor unions cause labor slowdowns or shutdowns at our union factory.

     One of our manufacturing facilities in the Philippines is covered by union representation. This facility currently manufactures approximately 50% of our radio frequency products. If we experience labor slowdowns or shutdowns at this facility due to actions by the labor union, our manufacturing output, and consequently our revenues, would diminish, our costs would increase and, consequently, our business would be harmed.

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

     We have derived a substantial portion of our revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenues. Sales to DaimlerChrysler accounted for approximately 19% of our consolidated net revenues for the year ended December 31, 2000 and 22% of consolidated net revenues for the nine months ended September 30, 2001. Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 19% and 11%, respectively, of consolidated net revenues for the three months ended September 30, 2001. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 77% of our total sales for the year ended December 31, 2000 and 88% of our total sales for the three months ended September 30, 2001. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.

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

     . many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which may affect their decision to purchase our radio frequency products;

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

     Our customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our radio frequency products. As a result, we may expend significant financial and other resources to develop customer relationships before we recognize any revenues from these relationships, and we may never recognize any revenues from these efforts. Our customers' evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our radio frequency products, and our radio frequency products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management efforts on our part. This process becomes more complex if we simultaneously qualify our products with multiple customers.

     Uncertainties involving the ordering and shipment of our radio frequency products could harm our business.

     Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers in terms of volume of sales. Our sales orders typically provide that our customers may cancel orders until 90 days prior to the shipping date and may reschedule shipments up to 30 days prior to the shipping date; however, in the past, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, in many cases with little or no penalty. Moreover, we routinely manufacture or purchase inventory based on estimates of customer demand for our radio frequency products, which demand is difficult to predict. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship radio frequency products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

     We customize a substantial portion of our radio frequency products to address our customers' specific radio frequency needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

     We manufacture a substantial portion of our radio frequency products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific radio frequency products are developed for unique applications, we expect that some of our current and future customer-specific radio frequency products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. In addition, if our customers fail to purchase these customized radio frequency products from us, we risk having substantial unsaleable inventory. If we have substantial unsaleable inventory, our financial condition would be harmed.

     We primarily depend on a single third-party wafer foundry to manufacture all of our integrated circuit products, which reduces our control over the integrated circuit manufacturing process and could increase costs and decrease availability of our integrated circuit products.

     We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside foundries, to produce most of our integrated circuit radio frequency products. We do not have a long-term supply agreement with our founderies and instead obtain manufacturing services on a purchase order basis. Our founderies have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these foundries, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our foundries were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional foundries, including X-FAB, we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB.

     We depend on a single third-party subcontractor for integrated circuit packaging, which reduces our control over the integrated circuit packaging process and could increase costs and decrease availability of our integrated circuit products.

     Our integrated circuit products are packaged by a sole independent subcontractor, Amkor, using facilities located in South Korea. We do not have long-term agreements with Amkor and typically obtain services from it on a purchase order basis. Our reliance on Amkor involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of packaging our products. If Amkor is unable or unwilling to continue to provide packaging services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

     Our inability to maintain or grow revenues from international sales could harm our financial results.

     For the nine months ended September 30, 2001, 55% of our net revenues were from sales outside of North America. We plan to increase our international sales activities by hiring additional international sales personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

     Currency fluctuations related to our international operations could harm our financial results.

     A significant portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in the nine months ended September 30, 2001, we recognized a foreign currency exchange loss of approximately $1.2 million or approximately 7% of the net loss for the period. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations.

     Our international operations, including our operations in Germany, the Philippines, Hong Kong, Taiwan and Korea, may be negatively affected by actions taken or events that occur in these countries.

     We currently have facilities and suppliers located outside of the U.S., including research and development operations in Ingolstadt, Germany, two manufacturing facilities in Manila, Philippines, and sales offices in Hong Kong, Taiwan and Korea. Substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if the U.S. imposes significant import restrictions on our products, our ability to import our products into the U.S. from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines where there has been political instability in the past, could result in unpleasant or intolerable conditions for our workers, and ultimately could result in a shutdown of our facilities.

     International operations that we may develop or acquire in the future may subject us to additional business risks, including political instability, and changing or conflicting laws, regulations and tax systems.

     We may develop or acquire additional international operations in Europe and the Pacific Rim region. International expansion or acquisitions, and any subsequent international operations, could be affected by the local conditions in those countries, as well as actions taken by the governments of those countries. To expand our operations internationally, we will have to comply with the laws and regulations of each country in which we conduct business. For example, if a foreign government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in that country could increase substantially, causing a decrease in our gross margins and profitability. We cannot assure you that we will be successful in obtaining any necessary regulatory approvals, or in complying with applicable regulations in those countries. Furthermore, even if such approvals are obtained or such regulations are complied with, we cannot assure you that we will be able to continue to comply with these regulations.

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

     We must manage our growth.

     If we fail to manage our growth, our reputation and results of operations could be harmed. Our total number of employees has grown from 149 as of September 30, 2000 to 179 as of September 30, 2001, excluding manufacturing personnel in Manila, Philippines. In addition, as of September 30, 2001, we had 1,127 manufacturing personnel in the Philippines. The growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

     Our business may be harmed if we fail to protect our proprietary technology.

     We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

     Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot assure you that our current intellectual property or any intellectual property we may acquire through acquisitions or by other means will be free from third party claims which may be valid. In connection with contemplated acquisitions, including the Transilica Acquisition, we conduct due diligence investigations of the intellectual property of these targeted companies for the purpose of assessing the protection efforts by these companies on their respective intellectual property. We cannot assure you that our investigatory efforts will uncover any defects related to the protection of intellectual property we may acquire. As a result, intellectual property we acquire, including the intellectual property we acquire in the Transilica Acquisition or in other acquisitions, may not be free from third party claims. Any third party claims may lead to costly and time consuming litigation which could have a material adverse effect on our business and financial position.

     Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation which could seriously harm our business.

     We may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

     . ceasing the sale of our products that use the challenged intellectual property;

     . obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     .    redesigning those products that use infringing intellectual property.

     As a result, the expense associated with intellectual property litigation or management's diversion from daily operations of our business caused by any intellectual property litigation may have a negative impact on our business and our financial results.

     Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit is in the initial phases of discovery and its outcome is uncertain. If we are unsuccessful in this litigation or other similar claims, then Broadcom and others will be able to compete directly against us, which would materially adversely effect our ability to sell our products and grow our business. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

     We are the target of several securities fraud class action complaints and are at risk of securities class action litigation. This could result in substantial costs to us, drain our resources and divert our management's attention.

     Beginning July 11, 2001, multiple securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al (S.D.N.Y. July 25, 2001), Atlas v. Microtune et al (S.D.N.Y. Aug. 7, 2001) and Ellis Investment Ltd. v. Goldman Sachs & Co., Inc. et al (S.D.N.Y. August 7, 2001). Purportedly, the complaints are brought on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000. According to the law firm that filed it, the Atlas complaint names as defendants Microtune, Douglas J. Bartek, our Chairman and Chief Executive Officer, Everett (``Buddy'') Rogers, our Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served on the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. More such lawsuits may be filed. Among other things, the complaints allege liability under the federal securities laws as further set forth in ``Recent Developments'' on the grounds that the registration statement for the initial public offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 180 other initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the three complaints involving our initial public offering. These cases are subject to the Private Securities Litigation Reform Act of 1995 and we expect that the cases will be consolidated into a single action. These cases and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin who is expected to set a briefing schedule for motions to dismiss. We believe that the allegations against Microtune. Mr. Bartek and Mr. Rogers are without merit. We intend to contest them vigorously including filing a motion to dismiss these cases. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

     Our ability to sell our radio frequency products may suffer if any outstanding claims of intellectual property infringement against us or one of our customers is valid, if any other third party claims that we or our customers infringe on their intellectual property or if any of our issued patents are proven to be invalid.

     The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have resulted in significant and often protracted and expensive litigation. In addition, our customers may be subject to infringement claims for products incorporating our radio frequency products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the infringement claim and request indemnification from us. For example, we could be notified of a claim against one of our customers for which the customer would make a claim for indemnification from us. If the claim resulted in an adverse result for our customer, it may reduce or completely eliminate marketing of its infringing product, which would decrease sales of our radio frequency products to this customer. Further, if our customer prevailed in its claim for indemnification against us, or if we were found to infringe on any other third- party intellectual property, we could be required to:

     . pay substantial damages such as royalties on our historical and future product sales;

     .    indemnify our customers for their legal fees and damages paid;

     .    stop manufacturing, using and selling the infringing products;

     .    expend significant resources to develop non-infringing technology;

     .    discontinue the use of some of our processes; or

     .    obtain licenses to the technology.

     We may be unsuccessful in developing noninfringing products or negotiating licenses upon reasonable terms. These problems might not be resolved in time to avoid harming our results of operations.

     Our customers' products are subject to governmental regulation.

     Governmental regulation could place constraints on our customers and consequently minimize their demand for our radio frequency products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the U.S. Similar governmental agencies regulate our target markets in other countries. Although our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct government regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our radio frequency products will decrease if equipment incorporating our products fails to comply with FCC emissions specifications.

     We may be unable to obtain the capital required to grow our business.

     From time to time, we may need to raise funds to meet our working capital and capital expenditure needs through the sale of securities under this prospectus or through other financing alternatives. We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Further, if we issue equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, the debt securities will have rights senior to those of existing holders of equity securities generally. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could harm our ability to grow our business.

     Future sales of our securities or the expectation of or uncertainty about those sales may cause our stock price to decline.

     The market price of our common stock or any other securities that we issue could decline as a result of the registration or sale of substantial amounts of our securities, including common stock, in the public market or to private investors, or the expectation or uncertainty that those sales could occur. These sales or the possibility that they may occur also could also make it more difficult for us to raise funds through future offerings of securities.

     Provisions in our charter documents and Delaware law may deter takeover efforts that you may feel would be beneficial to you.

     Several provisions of our amended and restated certificate of incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable and therefore may harm our stock price. Those provisions include:

     .    authorizing the issuance of "blank check" preferred stock;

     . providing for a classified board of directors with staggered, three-year terms;

     .    prohibiting cumulative voting in the election of directors;

     . limiting the persons who may call special meetings of the board or the stockholders;

     .    prohibiting stockholder action by written consent;

     . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

     .    establishing super-majority voting requirements in some instances.

     Management will have broad discretion in using the proceeds of any offering of our securities.

     We need to retain flexibility to respond to factors affecting our business. Accordingly, our management will retain broad discretion as to the allocation of the proceeds of any offering of our securities and may use the proceeds in a manner with which you may not agree. If our management does not effectively use the proceeds from any offering of our securities, we may not be able to operate and grow our business successfully.

     If we do not anticipate and adapt to evolving industry standards in the radio frequency tuner and broadband communications markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

     Products for broadband communications applications generally are based on industry standards that are continuously evolving. In some cases, the development of these standards takes longer than originally anticipated. We have directed our development toward producing radio frequency products that comply with the evolving standards. The delayed development of a standard in our target markets has resulted in slower deployment of new technologies, which may harm our ability to sell our radio frequency products, or frustrate the continued use of our proprietary technologies. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our radio frequency products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenues and consequently harm our business. Further, if new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

     Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband communications markets and, in particular, in the radio frequency market, or to develop and introduce new products successfully into these markets, could result in diminished revenues and consequently harm our business.

     Other technologies for the broadband communications market will compete with some of our target markets. If these technologies prove to be more reliable, faster or less expensive or become more popular, the demand for our radio frequency products and our revenues may decrease.

     Some of our target markets, such as cable modem and cable telephony services, are competing with a variety of non-radio frequency based broadband communications technologies, including digital subscriber line technology. Many of these technologies may compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster or less expensive, reach more customers or have other advantages over radio frequency based broadband technology, the demand for our radio frequency products and our revenues may decrease.

     Our success depends on the continued growth of the broadband communications markets generally and the radio frequency product markets specifically.

     We derive a substantial portion of our revenues from sales of radio frequency products into markets related to broadband communication applications, in particular, the cable modem market. These markets are characterized by:

     .    intense competition;

     .    rapid technological change; and

     . short product life cycles, especially in the consumer electronics markets.

     Although the broadband communications markets generally have grown rapidly in the last few years, these markets may not continue to grow or a significant slowdown in these markets may occur. In particular, the set-top box, cable modem and cable telephony markets may not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the broadband communications markets, the unproven technology of many products addressing these markets and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the radio frequency product markets. In addition, the broadband communications markets are transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the radio frequency product markets are partially dependent upon the market acceptance of products and technologies addressing the broadband communications markets, and we cannot assure you that the radio frequency technologies upon which our products are based will be accepted by any of these markets. If the demand for radio frequency products is not as great as we expect, we may not be able to generate sufficient revenues to become successful.

     The semiconductor industry is cyclical. If there is a sustained upturn in the semiconductor market, there could be a resulting increased demand for foundry services, significantly reducing product availability and increasing our costs.

     The semiconductor industry periodically experiences increased demand and production capacity constraints. An increased demand for semiconductors could substantially increase the cost of producing our radio frequency products, particularly our integrated circuit products, and consequently reduce our profit margins. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions.

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

     Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000. According to the law firm that filed it, the Atlas complaint names as defendants Microtune, Douglas J. Bartek, our Chairman and Chief Executive Officer, Everett Rogers, our Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints.

Item 2.   Changes In Securities and Use of Proceeds

     Not applicable.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.   Other Information

     On August 9, 2001, August 17, 2001, and August 20, 2001, respectively, Lawrence Stuart, Philipe von Stauffenberg, and Martin Englmeier resigned from our board of directors. Mr. Stuart's and Mr. von Stauffenberg's seats were filled by Eric Lindberg and Jack Furst, respectively. In addition, on September 2, 2001 John Norsworthy resigned from our board of directors. The seats held by Mr. Englmeier and Mr. Norsworthy are currently unfilled.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

          There were no Form 8-K's filed during the quarter ended September 30, 2001.

                                  Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 14, 2001


                                   /s/ Everett (Buddy) Rogers
                                   --------------------------------------------
                                   Everett (Buddy) Rogers
                                   Chief Financial Officer and Vice President
                                   of Finance and Administration
                                   (Principal Financial and Accounting Officer)