Form 10-K405
period 2001-12-31
MICROTUNE INC
filed 2002-03-13
CIK 1108058

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ______________ to ______________

                        Commission File Number 0-26473

                               -----------------

                                MICROTUNE, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                                  75-2883117
       -------------------------------                ----------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation of organization)                 Identification Number)

             2201 10/th/ Street
                Plano, Texas                                  75074
       -------------------------------                ----------------------
            (address of principal                           (zip code)
             executive offices)

       Registrant's telephone number, including area code (972) 673-1600


                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share

                               -----------------

                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filings requirements for the past 90 days.   Yes [X]  No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2002, was approximately $462 million based upon the last sales price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   At February 28, 2002, the Registrant had outstanding 53,092,277 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement relating to the Registrant's 2002 Annual Meeting of Stockholders to be held on April 17, 2002, are incorporated by reference into Part III of this Form 10-K where indicated.

================================================================================

               INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Annual Report on Form 10-K contains certain forward looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in the forward looking statements as a result of a number of factors. For a discussion of important factors that could affect our results, please refer to the Business Section and to the Financial Statements line item discussions and Factors Affecting Future Operating Results and Stock Price set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations discussed elsewhere in this Annual Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

General

   Microtune, Inc. is a leading silicon and systems company that designs, manufactures and markets radio frequency (RF)-based solutions for the global broadband communications, automotive electronics and wireless connectivity markets. Our mission is to enable the ubiquitous and mobile access of broadband media by business users and consumers, enabling 'anytime', 'anywhere' access of video, audio, voice and data for users at home, in the office or anywhere in-between.

   Our expertise in RF, analog and digital technologies allows us to deliver integrated circuits (ICs) and complete subsystem solutions (called Modules or MicroModules) that permit the delivery and exchange of broadband information using off-air (terrestrial) or cable communications systems. We also permit the distribution and exchange of this information throughout wireless networks via short-range wireless communications.

   Our products, which include tuners, amplifiers, transceivers and short-range wireless radio and baseband processors, offer critical enabling 'building block' functions. When integrated into our customers' commercial or consumer equipment, they permit the transmission and reception of radio signals that embed video, audio, data and/or voice. In effect, our products provide the means to get this information into and out of a device. They function as the critical RF-based components that enable a range of applications, including cable high-speed web access, digital and high-definition television, TV on a PC, in-car audio, video and multimedia, and cable-based digital phone service, as well as remote data input for PCs, printers, digital cameras, keyboards and hands-free voice communications.

   In Q4, 2001, we completed two acquisitions designed to expand our product portfolio.

   On October 15, 2001, we acquired all of the stock of privately held Semiconductor Products and System Engineering, B.V. known as SPaSE. SPaSE, located in Nijmegen, The Netherlands, specializes in the design of digital VLSI chips and associated complex software, targeted at the digital TV equipment market. SPaSE's products provide decoding and decompression of video and audio that are embedded within RF transmitted signals. With its team of more than 20 engineers experienced in DVB-T (the terrestrial digital broadcast standard of Europe and much of the rest of the world) demodulator and MPEG (Moving Picture Experts Group) decoder development, SPaSE offers digital technology, products and expertise that complement our RF core technologies. Like the rest of Microtune products, the SPaSE products offer key building blocks for complete broadband systems solutions.

   The acquisition of SPaSE, we believe, positions us to develop advanced, integrated and complete RF-to-digital solutions. It permits us to exploit new markets, to develop new products that provide broader and deeper capabilities and to gain critical mass within the digital television (DTV) market. SPaSE now operates as our

Holland Design Center, and its focus is to develop digital demodulator products, initially for DVB-T and decoders for digital set-top box applications.

   On November 28, 2001 we acquired all of the stock of privately held Transilica Inc., headquartered in San Diego, CA. With a team of RF, baseband and software engineers, Transilica develops and markets silicon and system-on-chip products for short-range wireless applications. Its products are targeted to the wireless personal area networking (WPAN) and wireless local area networking (WLAN) markets, which include the cordless phone, headset, handset and computer peripherals segments. Its products are based on proprietary core technology that meets industry standards, such as Bluetooth(TM) and 802.11, and other non-standard applications that transmit or receive signals in the 2.4GHz and 5GHz spectrum. Transilica has developed very small, highly integrated silicon products that incorporate all the functions--RF, baseband, memory, processor, complete protocol stacks and applications software--necessary for a total Bluetooth solution. Transilica is also expanding its design methodologies to develop future products embracing other standards for higher-performance applications.

   Like SPaSE, the Transilica acquisition permits us to build on our core RF silicon and systems technologies. It provides complementary wireless silicon solutions that, when integrated into consumer or commercial end products, enable users to remotely access data or voice through wireless personal or local area networks.

   Combining our patented core technologies with the acquisitions, we believe that we now offer the broadest portfolio of RF-based silicon and systems solutions available in our targeted markets, backed by a unique engineering team focused on RF-based technologies. In addition, we now offer an end-to-end RF-based solutions set for our customers encompassing both their wired and short-range wireless applications. Our solutions, based on silicon, systems and software building blocks, can be integrated in end products throughout the information signal pipeline, from the cable headend to the set-top box, from the automobile dashboard to the wireless headset. Our enabling products, which provide critical RF signal transmission and reception capabilities, are designed to complete the loop between the end user and transmitted media, enabling 'anywhere', 'anytime' access to information, entertainment and communications.

   Today, our products are marketed primarily to original equipment manufacturers (OEMs) and others in three major markets.

    .  Broadband Communications
       Comprising the Cable and Terrestrial Broadcast sectors, this market includes the full range of cable broadband products across the 'information highway' signal pipeline. In Cable Broadband, the products range from RF electronics in the cable head-end upconverter to those in consumer access and gateway devices, including cable modems, digital and analog set-top boxes and cable telephony systems. Terrestrial Broadcast includes not only digital and analog television sets and their companion appliances (VCRs, Personal Video Recorders (PVRs), HDTV projection displays, digital set-top boxes, digital personal video recorders), but also PC/TV-based multimedia products.

    .  Automotive Electronics
       The Automotive Electronics market is comprised of highly specialized, environmentally ruggedized products targeted for demanding mobile environments, including automobile and airline in-flight entertainment systems. The applications span not only traditional AM/FM radio, but also the emerging class of entertainment, wireless and telematics applications that are adding value to mobile consumers, including digital satellite radio, in-car or in-flight video, Internet access, route guidance and navigation, emergency assistance, 'hands-free' mobile phone operation and other wireless systems including Bluetooth based appliances, wireless dashboard interfaces, and keyless entry.

    .  Wireless Connectivity
       Microtune targets the short-range Wireless Connectivity market, focusing initially on products for wireless personal area networking (Bluetooth) and wireless local area networking (802.11). This market includes high-volume cordless phones, wireless headsets for applications such as cell phones and consumer audio appliances, as well as computer peripherals such as printers, digital cameras, game controllers and keyboards. We believe that set-top boxes, to provide future "home gateway" functionality, will also include wireless connectivity solutions to communicate intelligently with other appliances in the home. As distinctions between wired and wireless applications begin to blur, we expect short-range wireless connectivity to eventually pervade multiple classes of broadband and automotive consumer devices.

   We enable our worldwide customers to cost-effectively integrate RF-based capability into their commercial or consumer products. Our solutions are engineered to permit not only new functions and levels of performance, but also accelerated time-to-market and time-to-volume.

Business Strategy

   We have developed a business plan for growth, which consists of four cornerstone strategies designed to achieve a number of goals: to further diversify our product portfolio and customer base, to increase our design win opportunities and to grow our market share across both emerging and existing markets.

   At the core of our strategies, we plan to expand our portfolio beyond our traditional RF silicon and systems products by combining RF, analog and baseband technologies in end-to-end solutions that enable ubiquitous and mobile access to broadband data and services.

   As the first cornerstone, we will leverage our position as a leading supplier of RF technology in DOCSIS-based cable modems to continue our horizontal expansion into the cable set-top box, telephony and headend infrastructure markets. The introduction of our fourth-generation MT2111 single-chip tuner, our MT4950 cable telephony MicroModule, and our VideoCaster(TM) silicon-based upconverter in 2001 set the stage for this strategy. Armed with new products, we plan to deliver an end-to-end RF solution for the entire RF broadband cable pipeline.

   The second cornerstone is the simultaneous vertical expansion into the broadband market by offering complete system solutions. We currently provide customers cost-effective and technically advanced cable modem solutions through teaming relationships with strategic partners. In addition to these alliances, we plan to develop and deploy our own RF and baseband solutions for digital television applications, initially targeting DVB-T opportunities in Europe. Our acquisition of SPaSE, a Holland-based company focused on DVB-T silicon technologies, was instrumental for achieving this objective.

   For the third cornerstone, we will leverage our unique market and production knowledge, customer relationships and established positions as a supplier of AM/FM and in-car television tuners to expand our presence in the automotive market. We plan to grow organically through new classes of in-car products, such as digital satellite radio, advanced antenna systems and Bluetooth-enabled wireless solutions that leverage our highly specialized automotive RF-based technologies. At the same time, we will remain open to expansion in this market through synergistic partnerships or other opportunities.

   As the final cornerstone of our strategy, we will leverage our silicon-based capabilities, gained with the Transilica acquisition of November 2001, to expand into the complementary wireless connectivity market across both consumer and enterprise applications. By focusing on products that enable the exchange of information using 802.11, Bluetooth(TM) and other international standards, we plan to be a dominant provider of wireless connectivity solutions for our existing broadband and automotive customers. At the same time, we expect to expand our customer base in the wireless personal area networking (WPAN) and wireless local area networking (WLAN) sectors.

Organized For Business Focus and To Support Economies of Scale

   To effectively implement our strategy, we have structured our company into three business units: Broadband Communications, Automotive Electronics and Wireless Connectivity. Product definition, applications engineering, marketing, and product development are distributed in each of the business units, aligning resources to better focus on the unique application and product requirements, as well as growth opportunities, of each market sector. This concentration in the business units of the technical and development teams is also expected to accelerate technology innovation and to extend product leadership, while providing solutions consistent with customers' expectations and future product roadmaps.

   At the same time, we have centralized sales, manufacturing and other corporate support services, such as finance, legal and human resources, under one leadership team, achieving operational efficiencies. The net result, we believe, is that we are better organized to serve customers for all their RF-based communications requirements, with timely products, in a cost-efficient manner.

Markets

   During the last 10 years, the worldwide reliance on the Internet, the transition to digital technologies, the rise of broadband, mobile and wireless communications, and the growing interdependence of TV, PC, cable and the web have fostered dramatic changes in business and consumer electronics. These drivers have propelled the development of new classes of products, based on innovative technologies, that deliver better, faster communications, new forms of entertainment, and information delivered at the speed of light. As numerous industry analysts have observed, consumers are now driving an insatiable demand for broadband access.

   We target three diversified markets that have grown as a direct result of the surge in demand for broadband media, applications and access. We leverage our core silicon technologies and systems capabilities in various product implementations to meet the requirements of these markets.

  .  Broadband Communications

  Cable Broadcast

   During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of multiple entertainment, information, and telecommunications services. According to the National Cable and Telecommunications Association, by year-end 2001, U.S. cable operators alone have invested more than $55 billion in a massive upgrade to their infrastructure. The facilities improvements are based on hybrid fiber/coaxial architecture and grounded in digital technology deployed in the cable headend and consumer equipment. The upgrades have created the additional bandwidth to deliver more channels, digital and HDTV programming, high-speed data communications and two-way interactive services, including digital phone and video-on-demand, to consumers.

   As a component of the upgrade, cable operators have and continue to deploy new classes of digital consumer equipment to permit users to access the range of enhanced services. These consumer end products include:

    . Cable modems, as single devices, as integrated in PCs, or as integrated in set-top boxes, which enable high-speed Internet service via two way cable.

    . Digital interactive set-top boxes, which serve as the home access point for a number of services, including digital entertainment channels and a range of emerging applications such as video-on-demand, subscription video-on-demand, interactive program guides, personal video recorders
       (PVRs) and interactive TV. In some deployments, the digital interactive set-top box is evolving into a 'home gateway', a multifunctional box designed to serve as the distribution 'hub' for all residential video, voice and data services.

    . Cable telephony units, which enable digital telephone service to residential and business customers. These units can also function as 'home gateway' devices, delivering integrated video, voice and data services via the broadband network.

   The cable industry's adoption of industry standards, including the CableLabs standards for DOCSIS (cable modems) and its continued support for emerging standards, such as OpenCable (digital set-top boxes) and Packet Cable (cable telephony), has served as an additional catalyst to fuel the comprehensive deployment of enhanced broadband services.The standards are designed to ensure interoperability between the products of different manufacturers and the head-end equipment of various cable systems. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can be sold at retail and that can operate efficiently and harmoniously in cable environments.

   We provide the tuners, amplifiers and transceivers for cable modems, set-top boxes and cable telephony systems, supporting the two-way transmission of data to and from the consumer and the cable operator's head end. In the headend itself, we developed a silicon upconverter technology that provides for low-power, cost-effective RF translation. An upconverter permits the transmission of multiple streams of video within a single 6MHz-wide video channel, thereby enabling cost-effective video-on-demand and other interactive television and data services.

  Digital Terrestrial Broadcast

   As digital video transmission begins in more countries, the number of markets for digital TV sets and related peripheral products has grown. The definition of what is 'digital TV', the standards used to implement it, as well as the rate of commercial adoption and consumer acceptance, differs across the globe.

   As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail than existing TV or multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and sound to Internet data, can be broadcast using digital transmission. Consumers require new kinds of products to receive these digital services, and manufacturers continue to try different combinations and options to see what consumers want to buy. These new products include digital TVs, HDTV projection displays and sets, SDTV sets, flat panel sets, digital set-top boxes (that decode the digital signal for an analog TV), digital personal video recorders and other TV peripherals.

   In the US, where standards issues and display costs continue to impact widespread digital TV deployment, growth of digital television transmission has been slower than in other parts of the world. Yet at the same time, consumers' desire to combine big-screen televisions with full surround sound audio systems has been a key factor in driving sales of digital television products. The Consumer Electronics Association published initial year-end figures that factory-to-dealer sales of digital television products in 2001 totaled 1,459,731 units. In Europe, where the digital video broadcast standard (DVB-T) has been adopted, the rate of growth has been accelerated. According to Strategy Analytics, a majority of European homes will have digital TV by 2006.

   The advent of digital broadcast television is expected to keep the market growing for PC/TV products, as well. The PC/TV tuner market has been growing steadily during the last few years, driven by demand for greater functionality on the PC. The capability to receive digital television reception is an added catalyst, particularly in Europe and Japan, where limited residential space makes using a PC for more than computing functions desirable.

   We provide the suite of tuners, amplifiers, MPEG decoders and demodulators that are central to the RF tuning, reception, transmission, management and processing of signals within digital television products. In these products, multiple tuners may be required to support picture-in-picture, personal video recording or web-access applications. Additional signal processing devices, including the MPEG decoder and demodulator, are also required to manage digital video signals within these consumer devices.

   Cable and terrestrial broadcast compete with each other, as well as with other technologies, including digital subscriber line (DSL) through local telephone companies, analog television broadcast and direct broadcast satellite
(DBS). The FCC's mandate for conversion to digital broadcast transmission in the United States, as well as similar regulations by other government agencies in European countries and in Japan, is believed to be a major motivator behind the broadcasters' drive to migrate to digital technology. At the same time, it provides the competitive impetus for cable companies to migrate to digital programming and multi-tiered packages of video, voice and data services.

   In the near future, we expect wireless connectivity to be a factor in both consumer cable and digital television products, allowing for the wireless streaming of audio and video throughout the home and office, for wireless interactivity and control of consumer devices and for wireless home telephony.

  .   Automotive Electronics

   Just as technology convergence and integration have altered the landscape for cable and terrestrial broadcasting, they are beginning to impact the automotive industry. Low-cost communications, the Internet and computing technologies are combining with traditional in-vehicle automotive control, display and audio systems to create new applications and potential new markets for in-vehicle entertainment and information. Driven by consumer demands for improved safety, security and convenience and automotive manufacturers' demands for brand differentiation, coupled with environmental and economic considerations, a wealth of new applications are rapidly evolving beyond the conventional car audio system. Grouped loosely into the categories of in-car multimedia and telematics (the ability to wirelessly send or receive information from a vehicle), these new applications are expected to gain growing consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services, as well as for the suppliers of the underlying technology. In-car multimedia is projected to comprise AM/FM radio, digital sound systems and satellite radio, as well as the suite of applications that allow rear-seat passengers to watch TV and video and to play interactive games.

   Telematics applications embrace a wide variety of services, including location-specific traffic information, route planning services and automatic emergency calling. However, with new classes of telematics devices and interfaces, an even broader range of services is projected to be delivered to the vehicle and its related electronic subsystems. Telematics-equipped vehicles are projected to be able to provide step-by step driving directions, vehicle diagnostics and service station location, restaurant or ATM locator information, automatic toll paying, Internet access, email access, keyless garage door entry and activation of in-home automation, among others. The user interface is expected to move rapidly to hands-free and voice-activated solutions as the predominant modes of interaction between a driver and these wireless applications. Bluetooth is expected to emerge as the backbone data network for linking many of the wireless devices within the car.

   Major car manufacturers around the world are already beginning to deploy multimedia entertainment and telematics applications. The market, however, is still highly fragmented with revenue generation largely confined to the sale of specific systems and equipment and technology and applications development. Part of the growth will be fueled as automakers begin offering a range of services in more vehicles, moving from luxury cars into mid-priced markets. Frost and Sullivan predicts that current systems used to deliver safety and security applications will converge into single modular multifunctional units with multimedia capabilities by 2004.

   The deployment of these services faces industry challenges, not only in the development of the complete infrastructure required for these applications, but also in the need for standardization of the connection systems within the car. Driver safety and distraction have emerged as key issues in the deployment of new mobile electronic products. Even with these challenges, according to the Strategis Group, sales of telematics equipment and services are expected to rise from $735 million in 2000 to $5.3 billion in 2005.

   Data delivered via RF and wireless communications is integral to telematics and in-car entertainment systems, and we provide enabling technology--AM/FM tuners, transceivers, telematics tuners, antenna amplifiers, and in-car TV tuners--that is incorporated into automotive electronics subsystems to support these applications. We also plan to provide the Bluetooth-based chips to support short-range wireless connection between devices in the car, including those operating in hands-free mode.

  .  Wireless Connectivity

   There are many types of wireless communications, with multiple very distinct subsets of the market. Today, the largest unit market and the one most familiar to consumers is the cellular phone market. However, analysts predict that in the next several years, the markets for wireless personal area networks (Bluetooth) and wireless local area networks (802.11), both characterized as "short-range wireless communications", will gain momentum and surpass cellular unit volumes.

   The ability to have 'anywhere', 'anytime' access to data and entertainment, fueled by the Internet, is driving short-range wireless connectivity across content, hardware and pipelines. It fuels the promise of bringing a complete wired-like experience to wireless users, including the delivery of broadband services, support for multimedia applications like streaming video and image capture, and access to the wireless Internet. Increasingly, both wireless voice and data capabilities are expected to become integral for these various applications. Over time, as more products are introduced into the market and as consumer awareness of standards grows, the distinction between wired and wireless applications is expected to blur.

   Currently, there are several standards enabling the market, the most popular being Bluetooth and various forms of 802.11. The standards are targeted for different types of applications that use different, non-competing portions of the RF band (spectrum). These standards were established by industry bodies to enable interoperability of products. There is a growing consensus that both Bluetooth and 802.11 standards will effectively co-exist and service different applications at differing price points and with differing features.

   Bluetooth is a wireless protocol for linking personal devices--mobile phones, cordless phones, digital cameras, keyboards, game controllers, notebook computers, handsets and headsets--in personal area networks that require low power and short-range, generally up to 10 meters, but with capabilities to reach 100 meters or more. In 2001, the specification for Bluetooth 1.1 was finalized and the Bluetooth Qualification Board was established and chartered to certify products that demonstrated compliance with the Bluetooth standard. Both factors acted as catalysts for market and product development.

   Bluetooth activity is moving forward. Today, Bluetooth-enabled digital products such as camcorders and printers are already available in the market and are expected to have a major consumer impact in 2002. Bluetooth-enabled mobile phones, cordless phones, notebook PCs and wireless headsets have also been announced and are expected to be introduced by various vendors. As market analysts from Cahners InStat have stated, 'the behemoth Bluetooth movement is on a roll that will not stop.' Even considering the delays that have been experienced and the economic conditions of 2001, Cahners InStat predicts that Bluetooth-enabled equipment will soar to 780 million units in 2005. Chipset revenue for the Bluetooth market is expected to climb to $3.7 billion in 2005.

   The other standard, 802.11, is a set of specifications, developed by The Institute of Electrical and Electronic Engineers (IEEE), for wireless local area networks (WLANs). Its derivative standards, 802.11a, b and g offer faster connection than Bluetooth but consume more power and are more expensive to implement. In effect, they provide high-speed networking without cables. The 802.11x standards require high-performance power connections and are expected to be embedded into multiple kinds of devices, including desktop PCs, entertainment systems, set-top boxes, home appliances and home security systems. They provide the means to distribute not only high-speed Internet, but also digital TV, streaming video, CD-quality music, and voice. Cahners InStat predicts that the worldwide WLAN chipset market will exceed $1.2 billion by 2005.

   Bluetooth and 802.11 products rely on RF chip-based technology, and we provide the enabling wireless silicon products today to enable Bluetooth functionality across a variety of computer peripherals, cordless phone, headset and handset products. In the future, we expect to introduce products that support 802.11 standards.

Products

   The applications associated with our target broadband communications, automotive electronics and wireless connectivity markets require levels of RF performance, power efficiency, functionality and integration that had not been met adequately by classic TV tuners and traditional RF solutions. Our products, developed within the last five years, are new-generation solutions engineered to address the complex, high-performance RF requirements of broadband transmission and exchange of information, as well as the wireless delivery of this information to multiple devices.

   Our products can be classified into two groups: integrated circuits and manufacturing-ready, system-level solutions (called Modules or MicroModules). The following features characterize our products:

    .  They offer high quality, rich feature sets, and enhanced reliability.

    . They comply with international standards and protocols, including NTSC, PAL, DOCSIS/EuroDOCSIS,OpenCable, Packet Cable, ATSC, DVB-T and Bluetooth, among others.

    . They offer flexible customization capability, permitting customers to add value for product differentiation.

    . They are based on core RF technology that can be applied across multiple markets.

   We believe that our product portfolio provides distinct benefits to our customers:

    . By offering both silicon and system-level solution options, the products meet the varying demands of our customers for diverse application, system and implementation requirements.

    . By offering RF-based end-to-end solutions that address a broader range of RF system requirements, our customers can implement unified purchasing strategies for all their RF needs, while providing time-to-market advantage.

    . By offering silicon products based on pioneering, industry-leading IC development, as evidenced by a broad patent portfolio that protects our technology foundations, our customers have access to leading edge technology.

    . By offering proven manufacturability of products, across the new class of silicon products as well as subsystem-level solutions, our customers can rely on product availability.

  Integrated Circuit Products

   We offer a silicon product portfolio that includes:

    .  Patented MicroTuner single-chip tuners,

    . A collection of amplifiers optimized for the broadband communications and automotive electronics markets,

    .  The world's only custom head-end upconverter chipset,

    . Small, highly integrated wireless RF CMOS (complementary metal oxide semiconductor) and baseband system-on-chip silicon solutions, and

    .  MPEG decoders and demodulators for DVB-T applications.

  MicroTuner Single-Chip Tuners

   Our flagship products are our MicroTuner single-chip tuners. These solid-state tuners, first introduced in 1999, were the world's first broadband television tuners implemented in a single microcircuit. During the last three years, we have expanded and optimized the MicroTuner family to meet the unique application requirements of our market subsegments.

   We believe that the MicroTuner chips are still the only silicon tuners in production today to incorporate all of the active elements of a RF broadband tuner, including a low-noise amplifier, critical for system performance, and varactors, which eliminate the need for a high-voltage power supply. The MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations. Our RF intellectual property portfolio currently includes 12 granted patents and 7 pending applications that protect this technology.

   In 2001, we introduced two new fourth-generation MicroTuner products, the MT2040 designed for digital applications in cable broadband and PC/TV products, and the MT2111, optimized for digital and legacy analog applications in high-end, multi-functional set-top boxes.

   Based on our patented tuner architecture, both devices are dual-conversion tuners that yield high performance with low power consumption in highly integrated 1/4-inch square devices. They shrink the tuner from a module to the size of a thumbtack. Both products are below the 13/4-watt maximum power barrier for the tuner subsystem defined by customers for their next-generation DOCSIS 1.1 cable modems, set-top boxes, cable-ready PC/TVs and Internet appliances. At this power-consumption level, the tuners enable the full performance required for demanding applications, while eliminating the need for additional components such as heat sinks or fans, as well as high power in the power supply thereby resulting in lower costs. This results in a much smaller, cooler and more reliable product for the consumer electronics markets.

   The MicroTuner MT2040 performs the RF functions that enable diverse digital applications, including high-speed Internet access, cable telephony, streaming media and digital video. The MT2040 tuners were engineered to deliver the RF performance metrics required by the DOCSIS 1.1 specification. (DOCSIS 1.1 is the latest version of the standard with more rigid specifications to enable the delivery of advanced cable services, including IP telephony and other latency-intolerant services.)

   The MT2040 meets or exceeds the DOCSIS 1.1 RF metrics by offering high levels of performance across the technical parameters of gain flatness, distortion, phase noise and signal-to-noise ratio. With these interdependent parameters balanced with our tuner's low-power dissipation and high level of integration, we believe that we deliver the industry's best overall tuner performance for DOCSIS-based cable, digital set-top box, and multi-standard PC/TV applications. The MT2040 tuner is in production today and has already been implemented into the cable access products of both Samsung and ADB, among others.

   Our other new tuner, the MicroTuner MT2111, is targeted for mixed analog and digital set-top boxes and multifunctional residential gateways, primarily for those in the U.S. which have the most discriminating performance requirements in the world. Supporting both legacy analog and digital modes, the MT2111 can be used for analog or digital television programming, picture-in-picture functionality or personal video recording services. It permits customers to use the same tuner for every video application in multiple tuner configurations.

   The MT2111 was engineered to deliver performance that exceeds the requirements of the CableLabs OpenCable specification, the industry standard for interoperable set-top boxes. To achieve this performance level, we fabricated the MT2111 in a silicon germanium (SiGe) production process. An advanced SiGe process offers advantages for IC communications devices, including higher operating frequencies, lower noise figures, lower power consumption, and improved linearity. With the SiGe process and our unique and patented architecture, we believe the MT2111 offers the highest performing silicon tuner available today with the highest level of integration of any silicon tuner in the industry. In addition to its RF functions, the MT2111 tuner also integrates the function performed by our MT1230 intermediate frequency (IF) amplifier on the chip. The MT2111 began sampling to select customers in the fourth quarter of 2001 and is expected to go into full production in the first half of 2002.

   Our new tuners enable manufacturers to integrate smaller, low-cost, power-efficient, reliable and high performing RF tuner-receiver electronics into their access products, while meeting specific price/performance targets. They also permit manufacturers to develop smaller, more streamlined design layouts by eliminating the discrete components, cabling and bulk of competitive RF electronics solutions. For OEM customers, the new tuners are designed to interface to the popular demodulators, including those of Texas Instruments, Conexant, STMicroelectronics, LSI Logic and Broadcom, providing customers design and manufacturing flexibility.

  Silicon Amplifiers

   In addition to our existing MicroStreamer 1530 upstream amplifier, in 2001, we also introduced a suite of new silicon amplifiers, including the MicroStreamer MT1535 and 1540 upstream amplifiers, the MT1230 Intermediate Frequency (IF) amplifier and the MT1110 Broadband amplifier. As new applications combine video with Internet, voice and interactive services, they demand amplifiers that offer optimized performance for a variety of specialized functions including enabling high-speed upstream communications, enabling the broadband spectrum to be distributed across multiple tuners, and supporting analog-to-digital conversion of signals. Microtune's new amplifier ICs perform these functions by conditioning signals within the RF front end and boosting them for distribution through the system.They enable two-way communications capability in cable access and automotive telematics applications.Because of the high performance of these amplifiers, they may be selected by customers for use on their own, with or without our tuners, or with the tuning technology of other manufacturers. The MT1530, MT1535, MT1540 and MT1230 are currently in production, while the MT1110 is currently sampling to customers.

  Demodulators and MPEG Decoders

   We also offer MPEG decoders and demodulators for DVB-T applications, serving the needs of both consumer and professional customers with highly optimized solutions. These products, meeting both MPEG and DVB-T standards, provide for the decoding and decompression of video and audio signals that are embedded within RF transmitted signals.

  VideoCaster Chipset

   In December 2001, we introduced the world's first silicon-based upconverter solution for cable video-on-demand (VOD) applications. In its most basic sense, VOD is a system that allows a viewer to watch a video program on his or her own timeframe. VOD has the potential to expand dramatically beyond a list of 10 pay-per-view movies at pre-established viewing times, the application familiar to most cable subscribers today. Future VOD services are expected to encompass a whole library of films, primetime programming, sports and archived video content available to consumers with 'any video', 'any time' flexibility, including features for the full time shifting of content.

   The typical upconverter today, which is mounted in racks in the cable head end, is a large metal enclosure with hundreds of high performance discrete components that varies in cost from $700 to $2000 or more per unit, depending on volume. The upconverter's role is to translate the input fixed intermediate frequency (44 MHz in the US and 36 MHz in Europe) of video or data programming to an output frequency between 50 and 860 MHz for transmission over the cable network. In a VOD deployment, a cable system with 200,000 homes passed, where 10 channels are allocated for digital voice, video and data services, require at least 2,000 upconverters. From a business perspective, the limitations for dramatically expanding VOD applications include cost, size, and power consumption of the upconverters required for each channel of video. From a performance perspective, the most important design parameters for the upconverter include managing noise, interference, and power consumption. To spur full and widespread deployment of VOD, a smaller, cost-effective, power-efficient upconverter solution is needed to handle thousands of channels of video in a fraction of the space required by current solutions.

   We reduced the size of the RF electronics of the most advanced upconverter by a volume factor of 10 by developing three of our own custom-designed chips, and in the process, achieved a technological and size breakthrough. The chips, the MT5011 upconverter, the MT5012 downconverter and the MT1150 driver amplifier, are based on SiGe process technology, a new patent-pending architecture and advanced circuit designs. Our VideoCaster chip set functions as the RF 'portal' to the network in the cable operator's headend, amplifying and selecting the cable channels for up to 10 streams of digital video.

   Developed in partnership with nCUBE Corporation, Microtune's VideoCaster chip set is planned for production in the second half of 2002 and will be available initially as integrated components in our VideoCaster MicroModule, a complete, production-ready quad upconverter solution. The VideoCaster MicroModule is described in more detail later.

  Wireless Silicon Products

   We also design and manufacture a wide range of wireless silicon and system-on-chip products to enable short-range wireless connectivity in portable consumer electronics, automotive telematics and enterprise data and voice communication systems.

   Our Bluetooth products, branded as the OneChip product line, were introduced in 2001. The OneChip solution integrates our 2.4 GHz radio transceiver and digital baseband modem with other components that can include, depending on the application, an onboard microprocessor, embedded flash program memory, analog-to-digital converter, general purpose input/output ports (GPIOs), audio codecs, dual UART/SPI and/or a USB interface. These components are combined and incorporated into a standard 8x8 mm ball grid array (BGA) package. Each OneChip product also carries the full Bluetooth software stack (lower and upper layers) and application profiles, which are the collection of software programs necessary for the application. We believe that we offer the highest level of single-package silicon integration available for personal area networking wireless communications.

   Our wireless products include the following:

    . MT0740 with serial port interface for computer peripherals, such as keyboards and game controllers,

    . MT0750 'Headset-on-a-Chip' solution for short-range voice and data communications, and

    . MT0760 'Dongle on-a-Chip' solution for USB portable products, such as notebook computers, handhelds and digital cameras.

   Our wireless solutions, which include radio and baseband IC technology along with associated software, have been certified by the Bluetooth Qualification Board (BQB) to the 1.1 version of the Bluetooth standard. This certification is designed to ensure interoperability of our products with those of other manufacturers with matching Bluetooth protocols and profiles.

   In addition to our standard products, we also integrate our silicon and software components in custom solutions for our customers, offering them the flexibility to implement end products that extend features, performance or options. We can customize our embedded software, reference electronics and in-factory production support, while customers add their plastics and industrial design features to differentiate their products.

   Focusing on complete solutions, we also integrate and package our silicon and software in a variety of advanced Bluetooth reference designs, including those for the first Bluetooth-certified full-featured Cordless Phone, the Bluetooth Headset, and the Bluetooth USB dongle. The reference designs offer the complete Bluetooth radio, digital baseband, interface electronics and software embedded onboard.

   In 2001, we started development of our next generation 802.11-class product. This solution is planned to enable broadband wire-free distribution of digital TV and data traffic throughout the home and enterprise workplace. By developing
802.11 technology concurrently with 2.4 GHz Bluetooth technology, we are creating the technology building blocks to meet the needs of a wide range of wireless standards and applications.

  Evaluation Kits and Reference Designs

   To simplify development and design of our silicon products, we offer Evaluation Kits and/or Reference Designs. These platforms include all the hardware and software components necessary for a designer to 'jump start' the development of a solution for a wide variety of system implementations. Characterized by their completeness, flexibility, scalability and extremely cost-effective implementation, they permit designers to significantly reduce development time in engineering RF solutions. Using the Reference Designs, our customers can also customize their products for brand differentiation, while leveraging design activity across diverse product lines.

   Our tuners and amplifiers are also integrated into the Reference Designs developed with our strategic partners. The MT2040 tuner, MT153X upstream amplifier and/or MT1230 IF amplifier are incorporated into complete cable modem and set-top box Reference Designs developed in cooperation with STMicroelectronics and in DOCSIS 1.1-based cable modem reference designs developed with Texas Instruments. These joint designs combine our RF front-end chips with the highly integrated back-end chips and software of our partners to comprise complete ready-to-evaluate, -customize and -manufacture solutions.

  System-Level RF Solutions: Modules and MicroModules

   Microtune's system-level products, called Modules or MicroModules, are complete RF solutions, consisting essentially of tuner and transmit/receive functions that are pre-assembled into tested, manufacturing-ready RF front ends. They offer 'plug-in' implementation on a motherboard, printed circuit board (PCB) or chassis. As a result, they allow customers to reduce development or engineering investments for accelerated design-in and manufacturing cycles. Available for multiple applications, including cable modem, PC/TV multimedia, automotive AM-FM tuning, and analog and digital TV, our subsystems solutions, we believe, have established a track record among customers for quality, performance and reliability.

   MicroModules contain Microtune's unique silicon components. We package our chips, including tuners, amplifiers, or upconverters, with other RF functionality into a small, modular form factor. Modules and MicroModules are pre-configured and pre-tested for ready placement on motherboards, PCBs or chassis. As a competitive advantage to other modular solutions, our silicon components in the MicroModules provide high levels of functional integration with increased reliability and ease of manufacturing. Microtune has steadily progressed with increasing silicon content in our MicroModules, and it is our goal to integrate Microtune silicon in all our subsystem products in the future.

   In 2001, we introduced three new system-level products that expanded our solutions for cable telephony, automotive entertainment /telematics and head-end upconverters.

  Cable Telephony MicroModule

   In 2001, we introduced the industry's first commercially available and standards-based RF solution for enabling primary-line cable telephony and 'home gateway' services via the broadband cable network.

   The MT4950 RF-NIU is a small 2" x 4" MicroModule designed to be integrated into a network interface unit (NIU). The NIU, along with specialized servers, head-end, transport and switching equipment, is one of the critical building blocks for the delivery of multiple types of cable traffic to the home. Resembling a utility box, the NIU is located on the outside of the residence. The MT4950 RF-NIU serves as a critical RF communications hub for the NIU. It provides the RF broadband links from the cable drop to multiple access devices (telephones, set-top boxes, cable modems) inside the home, permitting delivery of integrated voice, video and data services.

   The MT4950 RF-NIU is based on our RF proprietary silicon, tuners and new patent-pending technologies. It integrates our DOCSIS-based tuner core and MT1540 upstream amplifier with the functions of a network bias tap, high-voltage safety capacitors, primary lightning protection and network coupler into a single, small, cost-effective RF subsystem. It offers full two-way communications capability to provide high-quality reception and transmission of analog and digital signals, whether generated as Internet Protocol (IP) or continuous bit-streaming data. It enables telephony data to be extracted from the RF broadband signal, and permits video and data to be relayed to set-top boxes or cable modems, all, we believe, without a degradation of service or loss of quality.

   Based on a hybrid circuit-switched/IP architecture, the MT4950 RF-NIU, unlike existing, proprietary solutions, supports circuit-switched implementations with provisions for DOCSIS-based implementations. It enables price-competitive, carrier-class voice services today, with a migration path to future standards-based Voice over IP (VoIP) platforms.

  Automotive In-Car Entertainment

   We are expanding our existing product line of FM tuners, AM/FM tuners, and equalizers with new products that leverage our specialized automotive experience and RF expertise in products targeted for in-car entertainment and telematics applications. In 2001, we introduced the 6102 series of multimedia tuners, a new class of automotive tuner-receiver that enables in-car TV reception. Developed initially as a custom-designed product for Delphi/Fuba Automotive, the tuner series is engineered to meet the highly specialized, rigorous performance requirements for RF multimedia reception in demanding, mobile vehicle environments.

   The 6102 series tuners are small and compact, approximately half the size of traditional automotive radio tuners. They permit customers to easily configure multiple tuners in space-constrained vehicular electronic subsystems. Unlike traditional television tuners in the home, the 6102 series is designed to operate in a harsh mobile environment, under both extended temperature ranges and in adverse climatic conditions. At the same time, it is designed to produce clean sound, pictures and data with minimal noise and interference while the vehicle is on the move. With excellent sensitivity and superior adjacent channel and multipath suppression, the tuners deliver robust performance to receive weak TV signals (as in rural areas) and those packed in dense, signal environments (as in cities). The tuners also provide seamless integration and interfacing to the platform architecture of new driver information systems and other in-vehicle networks.

   As with all our automotive products, the 6102 series automotive tuners are developed and manufactured to ISO 9001 and QS 9000 specifications, meeting the stringent testing, operational and reliability quality standards required by the automotive industry.

   When integrated into the automotive subsystems of our customers, the 6102 series tuners provide a versatile platform that can evolve for future telematics, wireless Internet and digital broadband services. Our next-generation automotive electronics products are planned to offer digital broadband video and data capability, based on DVB-T standards, as well as to support location-specific traffic information, route planning services and automatic emergency calling.

  VideoCaster MicroModule

   We integrate four of the miniature VideoCaster chipsets and associated circuitry into a fully tested, production-ready, plug-in subsystem, called the VideoCaster MT5000 MicroModule. The VideoCaster MicroModule, packaged in a small 3.5 x 4-inch form factor, replaces four much larger rack-mounted upconverters and delivers up to 40 streams of digital video and audio. Incorporated into a cable operator's head end, the VideoCaster MicroModule is engineered to offer the smallest upconverter solution in the world with the lowest power and lowest-cost per video stream. Compared to typical alternatives, we believe that the VideoCaster MicroModule will reduce upconverter volume by 90 percent, power by 40 percent and cost significantly.

   Designed for easy and simplified incorporation as an OEM component into our customers' products, the VideoCaster MicroModule provides a ready-to-implement upconverter that can be designed into a head end chassis. By eliminating the need for customers to manage complex RF issues within a broader system design, the VideoCaster MicroModule is expected to permit customers accelerated time-to-market and time-to-volume. We believe that our silicon-based RF upconverter solution provides the technology to feasibly enable full-scale and widespread deployment of VOD services and other digital content.

   The VideoCaster MicroModule sampled in 2001 and is planned for production in the second half of 2002.

Technology, Intellectual Property, Research and Development

   We were founded in 1996 on a commitment to RF-IC innovation. We have established a track record of introducing advanced products, based on pioneering RF-IC-based technology that address emerging markets and serve customers in existing markets. Today, we are recognized as a premier supplier of RF integrated circuits and RF-based solutions. As Jay Srivatsa, an industry analyst with iSuppli, stated in his August 2001 report, Silicon Tuner ICs: A Revolutionary Product Set to Explode in the Marketplace, "Microtune is the leader in silicon tuner IC technology. The company is best positioned to leverage existing traditional tuner business into future tuner IC sales."

   Among our technical accomplishments, we believe that we have achieved a number of milestones including the following:

    . Introduced and shipped the first silicon single-chip tuner in the industry

    .  Supplied the RF tuner for the world's first DOCSIS certified cable modem

    . Supplied the RF tuner/transceiver for the world's first DOCSIS 1.1 certified cable modem

    . Introduced first-of-their-kind amplifier products optimized for cable and automotive electronics applications in March, 2001

    . Introduced the smallest and most highly integrated wireless connectivity silicon solution in April, 2001

    . Introduced the first commercially available cable telephony subsystem for the network interface unit in July, 2001

    . Introduced the first high performance, low power silicon tuner for digital and legacy analog applications in November, 2001

    . Introduced the first highly integrated silicon solution for cable upconverters in December, 2001

    . First to receive certification to the 1.1 standard by the Bluetooth Qualification Board for a product with embedded flash and embedded codec

    . First to receive certification to the 1.1 standard by the Bluetooth Qualification Board for a product with a sub 64k stack

   In addition to our RF-IC leadership, we believe that we differentiate ourselves from our competitors in two important ways:

    . We have expertise across a broad range of RF, analog and digital-baseband technologies, enabling us to develop end-to-end complete RF solutions; and

    . We possess the capability, including silicon, systems and software development, to package our products into complete, production-ready subsystems, and offer that range of products to our customers.

   Given the complexity of RF-based designs, this combination allows us to achieve significant technology integration and to offer solutions with options that meet our customers' demanding and varied needs. As evidenced by our MicroTuner single chip tuner and our VideoCaster upconverter solution for video-on-demand applications, we have the ability to develop silicon that drives integration, performance, size, power and cost improvements. At the same time, we have the systems capability to package the enabling chips and associated bill of materials into production-ready subsystems (such as cable modem transceivers and the VideoCaster MicroModule) that can be integrated into our customers' products. In wireless connectivity silicon solutions, we develop radio and baseband silicon components and package the technology with embedded software for applications into 'system on chip' solutions.

  Technical Team

   Our advanced technology development is enabled by more than 250 RF and communications systems technical experts. Out technical staff represents one of our most important strategic and competitive assets, and it is comprised of RF, analog and digital baseband IC experts, and systems and software developers in RF and wireless communications and applications.

   Our technical team enables us to produce differentiated RF and wireless products, as well as to develop a breadth of products optimized for applications in our targeted markets. Technical team members are located in multiple design centers around the world, including Plano, TX; San Diego, CA; Ingolstadt, Germany; Singapore; Nijmegen and Enschede, The Netherlands.

  RF-Based Core Technology

   Today, we have developed a comprehensive library of RF foundation technology, based on RF, analog and digital-baseband cores. These cores, such as high linearity mixers, integrated oscillators with wide tuning range and very low phase noise, low noise high linearity RF amplifiers with variable gain COFDM equalizers, radio baseband controllers, and application software for wireless connectivity solutions, constitute the technology building blocks for a wide range of emerging RF-to-baseband products. Our core technology enables us to rapidly develop and evolve new products, critical for emerging marketplaces such as Bluetooth, automotive electronics, and cable and DVB-T. At the same time, it provides the foundation for a roadmap of improved, advanced integrated circuits, as well as a broad suite of complete RF solutions.

   Our technology also provides a reusable pool of components and functions that can be selected, combined and integrated efficiently into products and platforms across our different markets. Our DVB-T technology, for example, targeted initially for consumer applications, can be implemented in systems-level solutions for automotive in-car entertainment. Our wireless connectivity silicon can be integrated into cable access products, extending the functionality of cable modems or set-top boxes for wireless streaming of audio and video throughout the home and office for wireless interactivity and control. By providing common RF-based technology platforms for a spectrum of consumer and commercial electronics, we increase compatibility across multiple product lines with manufacturing economies of scale.

   In addition to our technology cores, we also have the design and manufacturing infrastructure that underscores our ability to offer customers low-cost, highly integrated and fast time-to-market solutions. We have adopted a design approach that establishes precise design methodologies, closely linked with efficient production, to ensure fast prototyping of products.

  Industry Standards

   Our technical leadership is reinforced by active support for and involvement with industry standards. Our corporate commitment to standards ensures early access to new specifications, particularly as standards evolve to next-generation functionalities, as well as provides assurance to customers that their end products will be in compliance with such standards.

   As examples, we have provided the RF technology to more than 60% of the suppliers whose cable modems have achieved DOCSIS 1.0 certification. Our RF technology, combined with the digital technology of Texas Instruments, has collectively enabled more DOCSIS 1.1-certified cable modems than all other suppliers combined. In 2001, we achieved Bluetooth 1.1 certification for our class-2 radio transceiver, digital baseband controller, lower and upper protocol software stacks and a variety of Bluetooth profiles, including the General Access, Serial Port, Headset and Audio Gateway profiles. In January of 2002, we certified Cordless Telephony and Dial-Up Networking software profiles, as well.

  Intellectual Property Protection

   We believe we have a strong intellectual property portfolio and we will vigorously obtain and maintain protection for the proprietary technology used in our products. Currently, we hold 14 issued U.S. patents and have 42 additional U.S. patent applications pending. Our issued U.S. patents expire between 2015 and 2020.

   Our issued patents include those for a 'highly integrated television tuner on a single microcircuit' and a 'broadband integrated television tuner'. We have also filed patent applications for our wireless silicon technology, including a wide range of intellectual property for RF CMOS silicon modeling, digital ASIC design, embedded software development, and antenna product integration. Our other patents protect various aspects of our RF, analog and digital baseband technology at the broad architectural, circuit and building-block level.

  Research and Development

   In 2001, excluding the effect of stock option compensation, we spent approximately $18.2 million on research and development.

Sales and Marketing

   We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. This positions us to offer a broad line of RF, analog and baseband products under a single sales umbrella, while enabling us to serve customers synergistically with solutions for their various wired or wireless product requirements.

   The worldwide sales organization consists of approximately 30 individuals with offices located throughout the U.S. (Plano, TX; Huntsville, AL; Chicago, IL; Atlanta, GA; San Jose, CA and San Diego, CA) and in regional centers around the globe (Ingolstadt, Germany; Taipei, Taiwan, Tokyo, Japan; Hong Kong, China; Seoul, Korea). Our sales organization consists not only of the technical sales, service and customer support team, but also a field application engineering staff that is involved with customers during all phases of design and production. This applications engineering team is located throughout our worldwide offices. Additionally, we have application engineers located in the headquarters for each of the business units in Plano, Ingolstadt, and San Diego supporting common worldwide requirements.

   Supplementing our internal organization, we also sell our products through our network of approximately 20 independent sales representatives or distributors located throughout the world. Some of our representatives offer engineering and systems design capability and purchase products from us for resale, with added value, to their customers. Other representatives focus solely on the sales of our standard products. From time to time, we will modify or expand our representative relationships to optimize customer focus.

   We are also engaged in sales/marketing activities with our strategic alliance partners promoting the reference platforms that result from our joint development efforts. These reference platforms contain all hardware and software components for a customer to accelerate the design-in and production of an end product. Our joint marketing efforts, we believe, create visibility for these products, while enhancing customers' confidence that our products will meet their product requirements and product introduction schedules.

   In addition, we market our products through traditional means through our web site, industry trade shows and exhibitions, presentations of technical papers at industry meetings and technical articles placed in industry magazines.

Customers

   We market and sell our integrated circuits and system solutions directly to leading OEMs of communications, consumer electronics, multimedia and automotive electronics products and to third-party electronic manufacturing service providers.

   We have established important relationships with leading customers in each of our market sectors. By working with these and other strategic OEM's, we are able to identify new products early in their lifecycle and then sell them to the broad market. We have adopted a business partnership approach to these key strategic accounts. As such, we engage with customers at multiple levels within the organization, provide design and systems support and align product roadmaps to meet their product requirements. We believe this strategy of close cooperation and communication strengthens our customer relationships, while increasing the likelihood that our products will continue to meet price/performance requirements for their high-volume applications. We believe this strategy also provides the greatest opportunity for gaining market share and driving future sales growth and unit volumes.

   Currently, we supply our silicon and systems products to more than 120 customers worldwide, and during the last 14 months, we announced customer design wins or DOCSIS certifications with the following customers:

       Broadband Communications
       ADB, ATI, Askey, Ambit, B2C2, Cisco, Hauppauge, Hughes, Netgem, Hitron, Motorola, DIC Technologies, Scientific Atlanta, Terayon, Texas Instruments, Zoom, Infinite, US Robotics

       Automotive Electronics
       DaimlerChrysler, Delphi/Fuba, Panasonic

       Wireless Connectivity
       Aiptek, MemCorp (Memorex)

Manufacturing

   We use subcontractors for wafer production and IC packaging. This strategy allows us to take advantage of the latest semiconductor technologies, while eliminating the high cost of owning and operating semiconductor fabrication and packaging facilities. It also enables us to focus on the design of our IC products and to more effectively add value to our customers, where, we believe, we can gain greater competitive advantage.

   We have established relations with major wafer foundry partners such as IBM Microelectronics, X-Fab, and TSMC to help ensure our future demands are in-line with our subcontractors' manufacturing technology roadmaps and capacities. These foundries offer mature CMOS and BiCMOS production processes, as well as advanced silicon germanium (SiGe) process technology. SiGe is an emerging process technology for RF and mobile communications. The process enables integrated circuits featuring higher performance and lower-power consumption, while providing cost and integration benefits of conventional silicon.

   We use Amkor in Korea and in the Philippines, as well as Carsem Semiconductor in Malaysia for assembly and test. We employ King Yuan Electronics in Taiwan to perform flash memory testing on wireless components.

   We have the capability to perform RF testing at our facility in Plano, TX and will utilize this capacity as a strategic advantage for RF technology purposes or customer service purposes.

   Module manufacturing involves the assembly and testing of our components, including our semiconductors into subsystem level solutions designed by our engineers for specific applications. We consolidated our module manufacturing facilities in Manila into one plant during 2001 for better efficiency and cost, and in the process, we have achieved a number of benefits, including reduced indirect head count, efficient production-floor layout, and optimized product flow. We have on-site power generation for full electrical back up in the Manila manufacturing facility and it is located in a secure industrial park. The facility is both ISO 9001 and QS 9000 certified.

Competition

   The semiconductor industry, in general, and the markets in which we compete, in particular, are intensely competitive and are characterized by rapid technological change, evolving industry standards and price erosion. Many of our competitors are larger diversified companies with substantially greater financial resources. Some of our competitors are also customers who have internal semiconductor design and manufacturing capability. We also compete with smaller, emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products or product capabilities that we offer. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets.

   Although the specific bases on which we compete vary by market, we believe that the principal factors common to all our markets are:

   Conformity to emerging industry standards

   Performance

   Price

   Differentiating product features

   Product availability

   Time-to-market

   Quality and reliability

   Adaptability and flexibility to meet customers' and target markets' requirements

   Although other companies may offer similar types of products, we believe that we presently compete favorably with respect to these principal factors. Increasingly, we emphasize product features and corporate attributes where we believe that we offer the following competitive advantages to our customers, among others:

   Breadth of product portfolio

   Patented technology

   Level of integration, cost effectiveness and low power consumption

   RF-based design and engineering capabilities

   New product innovation

   Manufacturability and availability of both silicon and subsystem products

  Broadband Communications

   Our major RF tuner, amplifier and transceiver competitors in the broadband communications market include Anadigics, Analog Devices, Broadcom, Alps, Motorola, Maxim, Panasonic, Samsung, RF MicroDevices, Conexant and Philips Electronics. Several other companies have recently announced silicon tuners, but they are not yet in production with their products or their production status is unknown to us. These are: Silicon Wave, LSI Logic, ISG Broadband and SiGe Semiconductor.

  Automotive Electronics

   Tuner competitors in the automotive electronics market include: Toko, Sanshin, Siemens/VDO, Alps, Mitsumi and Philips.

  Wireless Connectivity

   Our competitors in this market include CSR, Infineon, Broadcom, Atheros and Intersil, among others.

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

Employees

   As of December 31, 2001, we had 349 employees worldwide (excluding our manufacturing personnel in the Philippines). In addition, as of December 31, 2001, we employed 790 people in our manufacturing facility in Manila, Philippines.

ITEM 2.  PROPERTIES

   Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 44,000 square feet in Plano, Texas, which is leased through August 31, 2005. We also maintain an administrative, sales, marketing, research and development office of approximately 18,000 square feet in San Diego, California, which is leased through June 2003. In addition, we also maintain an administrative, sales, marketing, research and development office of approximately 25,000 square feet in Ingolstadt, Germany which is leased through December 2021. We have additional design centers in the Netherlands and Singapore. We also have sales and technical support offices in San Jose, California, Huntsville, Alabama, Hong Kong, and Korea. Our manufacturing facility is located in approximately 36,000 square feet in Manila, Philippines which is leased through November 2004.

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

   Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our Chairman and Chief Executive Officer, Everett Rogers, our Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. Complaints assert claims against the underwriters only. Among other things, the complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters and
(2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 180 other initial public offerings conducted in 1998, 1999, and 2000. No specific amount of damages is claimed in the three complaints involving our initial public offering. These cases are subject to the Private Securities Litigation Reform Act of 1995 and we expect that the cases will be consolidated into a single action. These cases and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin who is expected to set a brief schedule for motions to dismiss. We believe that the allegations against Microtune, Inc., Mr. Bartek and Mr. Rogers are without merit. We intend to contest them vigorously, including by filing a motion to dismiss these cases. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurances regarding the outcome of the litigation or any related claim for indemnification or contribution between or among any of the underwriters and us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Our common stock has traded on the Nasdaq National Market under the symbol "TUNE" since its initial public offering on August 4, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the quarterly high and low closing share price for our common stock as reported by the Nasdaq Stock Market for the periods shown:

                                              High   Low
                                             ------ ------
                      Fourth quarter of 2001 $25.27 $10.21
                      Third quarter of 2001. $21.99 $ 9.07
                      Second quarter of 2001 $22.00 $ 4.81
                      First quarter of 2001. $17.63 $ 7.13
                      Fourth quarter of 2000 $53.00 $ 9.00
                      Third quarter of 2000. $59.25 $30.13

   As of February 28, 2002, there were 53,092,277 shares of Common Stock outstanding held by 350 stockholders of record.

   We believe factors such as quarterly fluctuations in results of operations, announcements by us, our competitors, or our customers, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, the stock price for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. The broad market and industry fluctuations may adversely affect the market price of our common stock.

   To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors and will depend upon our earnings, financial conditions, cash requirements, future prospects, contractual restrictions, and other factors deemed relevant by our Board of Directors.

   During the three year period ended December 31, 2001, we have issued and sold securities in unregistered transactions to a limited number of persons as described below (as adjusted to reflect a 2-for-1 stock split of the Common Stock effective as of January 18, 2000). None of these unregistered transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each such transaction was exempt from the registration requirements of the Securities Act of 1933, by virtue of
Section 4(2) thereof, Regulation D and/or Regulation S promulgated thereunder, or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in those transactions. All recipients had adequate access to information about us.

   (a) In October 2001, we issued an aggregate of 210,000 shares of our common stock in connection with our purchase of all of the outstanding shares of SPaSE Holding B.V., a Netherlands private company with limited liability, which shares were valued at approximately $2.1 million.

   (b) In November 2001, we issued an aggregate of 7,206,125 shares of our common stock in connection with our acquisition of Transilica Inc., which shares were valued at approximately $130.1 million. In addition, we assumed options which became exercisable for up to 831,967 shares of our common stock, which were valued at approximately $13.9 million. The shares of our common stock issued in the acquisition were registered for resale on a Registration Statement on Form S-3 (File No. 333-75412) which became effective on December 28, 2001. The options assumed and the underlying shares of our common stock issuable upon exercise of such options were registered on a Registration Statement (File No. 333-74768) on Form S-8 which became effective on December 7, 2001.

   (c) We issued an aggregate of 680,215 shares of our common stock during the year ended December 31, 2000 to our employees or other service providers at a range of $0.025 to $4.95 per share upon the exercise of stock options issued under our 1996 Stock Option Plan, for an aggregate purchase price of $235,790.

   (d) We granted options to purchase an aggregate of 5,771,150 shares of our common stock during the year ended December 31, 2000 to our employees at per share exercise prices ranging from $0.875 to $38.00.

   (e) In June 2000, we issued an aggregate of 800,000 shares of our Series F preferred stock at $12.00 per share for an aggregate purchase price of $9,600,000 to four of our customers.

   (f) In January 2000, we granted three employees options to purchase 330,000 shares of our Series E preferred stock at an exercise price of $16.00 per share, and in April 2000, an option to purchase 110,000 shares of Series E preferred stock was cancelled.

   (g) In January 2000, we issued an aggregate of 3,318,513 shares of our Series E preferred stock and warrants to purchase 2,212,342 shares of our common stock at a nominal exercise price to HMTF Temic/Microtune Cayman, L.P. and TIN Vermogensverwaltungsgesellschaft in exchange for all the outstanding shares of HMTF Acquisition (Bermuda), Ltd., which securities were valued at, in the aggregate, approximately $63.1 million.

   We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-36340) which was declared effective on August 4, 2000. The offering closed on August 9, 2000. The managing underwriters of the offering were Goldman Sachs, Chase H&Q, SG Cowen and Bear, Stearns & Co., Inc. A total of 4.6 million shares of our common stock were sold by us in the offering at a price of $16.00 per share, resulting in gross proceeds of $73.6 million. The underwriting discount was $5.2 million and the other expenses related to the offering totaled approximately $1.6 million.

   We registered an offering of up to $250 million our securities on a Registration Statement on Form S-3 (File No. 333-67850) with the Securities and Exchange Commission (the SEC) in August 2001. On December 7, 2001 we filed a prospectus supplement in connection with the sale of 5,000,000 shares by us and the sale of 2,000,000 shares by selling stockholders of our common stock which was declared effective on December 14, 2001. On December 18, 2001 we sold 5,000,000 shares of our common stock pursuant to the prospectus supplement at a price of $23.00 per share for net proceeds to us of approximately $109.3 million. The managing underwriters of the offering were Salomon Smith Barney, JP Morgan, SG Cowen, and Prudential Securities. The underwriting discount for the company was $5.75 million and the other expenses related to the offering totaled approximately $329,000.

   From the time to time, we have applied a portion of net proceeds from the offerings toward funding operations, capital expenditures and acquisitions. We are currently investing the proceeds of the offerings in interest-bearing, investment-grade securities for future use.

ITEM 6.  SELECTED FINANCIAL DATA

   You should read the data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical and pro forma financial statements and the notes to those financial statements included elsewhere herein. The historical consolidated statement of operations data for each of the three years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 have been derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The historical consolidated statement of operations data for the year ended December 31, 1998 and 1997, and consolidated balance sheet data as of

December 31, 1999, 1998 and 1997 has been derived from our audited financial statements that are not included herein. The historical results are not necessarily indicative of results to be expected for any future period.

                                                               Year Ended December 31,
                                                    ---------------------------------------------
                                                    2001(1)   2000(1)    1999     1998     1997
                                                    --------  --------  -------  -------  -------
                                                        (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues....................................... $ 63,105  $ 70,829  $    --  $    --  $    --
Cost of revenues...................................   44,584    46,369       --       --       --
                                                    --------  --------  -------  -------  -------
Gross margin.......................................   18,521    24,460       --       --       --
Operating expenses:
Research and development:
   Stock option compensation.......................    2,199     1,360      220       --       --
   Other...........................................   18,151    13,472    5,913    3,174    2,091
                                                    --------  --------  -------  -------  -------
                                                      20,350    14,832    6,133    3,174    2,091
Acquired in-process research and development.......   34,106    12,692       --       --       --
Selling, general and administrative:
   Stock option compensation.......................    1,875     2,838      630       --       --
   Other...........................................   15,595    16,443    2,327      885      723
                                                    --------  --------  -------  -------  -------
                                                      17,470    19,281    2,957      885      723
Restructuring costs (3)............................    3,013        --       --       --       --
Amortization of intangible assets and goodwill.....    8,011     8,414       --       --       --
                                                    --------  --------  -------  -------  -------
Total operating expenses...........................   82,950    55,219    9,090    4,059    2,814
                                                    --------  --------  -------  -------  -------
Loss from operations...............................  (64,429)  (30,759)  (9,090)  (4,059)  (2,814)
Other income (expense).............................       56       999      582      572      408
                                                    --------  --------  -------  -------  -------
Loss before income taxes...........................  (64,373)  (29,760)  (8,508)  (3,487)  (2,406)
Income tax expense (benefit).......................     (182)    2,034       --       --       --
                                                    --------  --------  -------  -------  -------
Net loss...........................................  (64,191)  (31,794)  (8,508)  (3,487)  (2,406)
Preferred stock dividends..........................       --        --       --     (811)  (4,183)
                                                    --------  --------  -------  -------  -------
Net loss........................................... $(64,191) $(31,794) $(8,508) $(4,298) $(6,589)
                                                    --------  --------  -------  -------  -------
Basic and diluted loss per common share (2)........ $  (1.59) $  (1.57) $ (1.34) $ (1.04) $ (2.98)
                                                    ========  ========  =======  =======  =======
Weighted-average shares used in computing basic and
  diluted loss per common share (2)................   40,277    20,229    6,354    4,116    2,210
                                                    ========  ========  =======  =======  =======

                                                                     December 31,
                                                    ---------------------------------------------
                                                    2001(1)   2000(1)    1999     1998     1997
                                                    --------  --------  -------  -------  -------
Consolidated Balance Sheet Data:
Cash and cash equivalents.......................... $173,149  $ 77,650  $20,129  $ 7,868  $ 6,552
Working capital....................................  175,415    90,091   19,643    7,186    4,023
Total assets.......................................  337,702   153,031   22,277   10,190    7,744
Total stockholders' equity.........................  309,786   132,107   21,605    9,508    5,215

--------
(1) See Note 2 of our Notes to Consolidated Financial Statements for information concerning our acquisitions of Transilica, Inc., Microtune Holland Design Center and Microtune KG, which affect the comparability of the data presented above.
(2) See Note 1 of our Notes to Consolidated Financial Statements for information concerning the computation of the number of shares used to calculate net loss per common share.
(3) See Note 14 of our Notes to Consolidated Financial Statements for information concerning the restructuring charge recorded in the fourth quarter of 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements in the discussion and analysis below contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Microtune. Such forward looking statements often contain the words "plan", "could", "would", "may", "believe", "anticipates", "estimates", "expects", and words of similar import, and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Operating Results and Stock Price" in this report, which describes factors that could cause actual events to differ materially from those contained in the forward looking statements.

OVERVIEW

   We are a silicon and systems company that designs, manufactures, and markets radio frequency (RF) based solutions for the global broadband communications, automotive electronics, and wireless connectivity markets.

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

   In January 2000, we acquired Temic Telefunken Hochfrequenztechnik GmbH
(GmbH) and its affiliated companies (collectively, referred to as Temic). Temic was founded in the early 1900's in Germany. In the late 1940's, Temic began developing mechanical RF tuners, and in the late 1960's, it was the first company to develop an electronic RF tuner. The two companies have been operating as one company since the acquisition in January 2000. In addition, GmbH converted to a KG and changed its name to Microtune GmbH & Co. KG (Microtune KG), in August 2000.

   In October 2001, we acquired a design center located in the Netherlands. This design center was founded in the mid-1980's in the Netherlands and is focused on the development of digital VLSI chips and associated software, targeted at the digital television equipment market.

   In November 2001, we consummated our acquisition of Transilica Inc. (Transilica). Transilica was founded in 1998 and designs system-on-chip silicon products for next-generation short-range wireless applications. The products Transilica is developing consist of highly integrated solutions incorporating radio transceivers, digital baseband and software on a single chip, which offer customers low-power consumption and small form factors. Transilica's initial products are targeted at the Bluetooth and 802.11 standards, which are communication protocols for short-range wireless applications. To date, Transilica's activities have consisted primarily of product research and development and no significant revenues have been earned from the sale of these products, although Transilica's Bluetooth products are now available for commercial use. Transilica is also capable of designing customized system-on-chip solutions to meet a customer's specific application requirements.

   See Note 2 of our Notes to Consolidated Financial Statements for additional information on our business acquisitions.

Financial Information

   Since inception we have incurred significant losses, and as of December 31, 2001, we had an accumulated deficit of approximately $111.0 million. With the acquisition of Transilica, our activities have expanded into the wireless connectivity market with Bluetooth technology and 802.11 technology. We have not previously designed, manufactured, or marketed in this area. Our limited combined operating history combined with business risks, including those risks set forth under the caption "Factors Affecting Future Operating Results and Stock Price" in this Form 10-K, make the prediction of future results of operations difficult, and as a result there can be no assurance that we will achieve or sustain revenue growth or profitability.

   The time lag between product availability and volume shipment can be significant due to a sales process that includes customer qualification of our products, and can take as long as two years during which we continue to evolve our technology.

   We have invested heavily in research and development of our RF integrated circuits and systems technology. We expect to increase our investment in these areas in absolute dollars to further develop our RF products. This investment will include the continued recruitment of RF and analog integrated circuit designers and systems engineers, acquisition of test, development and production equipment and expansion of facilities for research and manufacturing. As a result, we may continue to incur substantial losses from operations for the foreseeable future.

   We use IBM, TSMC and X-FAB to manufacture our wafers and Amkor and Carsem to assemble our integrated circuits. We perform final testing, packaging and shipping of our integrated circuits at our facility in Plano, Texas, and overseas at Amkor and Carsem. With respect to our tuner modules, we perform most of our assembly and calibration functions in our factory in Manila, Philippines. Test functions of our tuner modules are performed in our factory in Manila, Philippines, at our facility in Huntsville, Alabama and at AMB Electric in Landshut, Germany.

   As a result of our business acquisitions, we have recently experienced a period of rapid growth and expansion. To manage this growth and any future growth effectively, we are enhancing our existing operational and financial systems.

Critical Accounting Policies

   In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of our financial statements. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements.

  Revenue Recognition

   Revenues are recognized when product has been shipped and title to the product has transferred to the customer or international distributor. Revenues are recognized for distributors located in North America when product is shipped and title of the product has transferred to end customers. Title to the product may transfer to the end customer or distributor when shipped or when received by the customer based on the specific agreement. Certain distributors have the right to a stock rotation twice per year for up to 15% of annual purchases from the Company. We evaluate the provision for estimated returns quarterly, based on historical returns. To date we have not experienced significant returns. An increase in the level of returns could have a material and adverse effect on our financial statements.

  Allowance for Doubtful Accounts

   We maintained an allowance for doubtful accounts of $0.6 million at December 31, 2001. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. If circumstances change, such as the incurrence of higher than expected defaults or an unexpected material adverse change occurs regarding a major customer's ability to meet its financial obligations to us, our estimates of the recoverability of amounts due us could be reduced by a material amount.

  Inventory Valuation

   Inventory is valued net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. Allowances are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales, in order to identify specific components of inventory that are estimated unlikely to be sold. Actual future write-offs of unsalable inventory may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors and in the event such write-offs are significantly greater than our estimates, such write-offs would have a material and adverse effect on our financial statements.

  Product Warranty Reserve

   We provide a minimum of a one-year warranty on all products and record a related provision for estimated warranty costs. Accrued warranty costs totaled $0.7 million at December 31, 2001. Estimated warranty costs are recorded at the date of sale based on a percentage of revenues derived from the Company's historical warranty costs. Additionally, the Company records specific warranty provisions for any identified individual product issues, which have been insignificant to date. An increase in the Company's warranty return percentage by 1% would cause a corresponding increase in accrued warranty cost of $0.6 million.

  Asset Impairment

   In connection with the acquisitions in 2001 and 2000, we recorded a significant amount of goodwill and other intangible assets. Goodwill and other intangible assets totaled $50.3 million and $64.8 million, respectively at December 31, 2001. We evaluate the carrying value of our intangible assets for impairment whenever indicators of impairment exist. If we determine that such indicators are present, we prepare an undiscounted future cash flow analysis for the asset. In preparing the analysis, we must make a number of assumptions regarding the expected cash flows to be generated from these assets. If our projection of future net cash flows is equal to or in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment charge is recorded. To date, we have not recorded an impairment of our goodwill or other intangible assets. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be have a material and adverse effect on our financial statements.

  Deferred Taxes

   For U.S. federal income tax purposes, at December 31, 2001, the Company had a net operating loss carryforward of approximately $72.6 million and an unused research and development credit carryforward of approximately $1.4 million which begins to expire in 2011. Due to the uncertainty of our ability to utilize these deferred tax assets, the Company has provided a valuation allowance of $9.7 million against its U.S. net deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryforward will be recognized.

RESULTS OF OPERATIONS

   The following table sets forth, for the years ended December 31, 2001 and 2000, certain data from our consolidated statements of operations expressed as a percentage of net revenues:

                                                      Year Ended December 31,
                                                      -----------------------
                                                         2001          2000
                                                      ----------     --------
       Net revenues..................................     100%         100%
       Cost of revenues..............................      71           65
                                                         ----          ---
       Gross margin..................................      29           35
       Operating expenses:
       Research and development:
       Stock option compensation.....................       3            2
       Other.........................................      29           19
                                                         ----          ---
                                                           32           21
       Acquired in-process research and development..      54           18
       Selling, general and administration:
       Stock option compensation.....................       3            4
       Other.........................................      25           23
                                                         ----          ---
                                                           28           27
       Restructuring costs...........................       4           --
       Amortization of intangible assets and goodwill      13           12
                                                         ----          ---
       Total operating expenses......................     131           78
                                                         ----          ---
       Loss from operations..........................    (102)         (43)
       Other income (expense)........................      --            1
                                                         ----          ---
       Loss before income taxes......................    (102)         (42)
       Income tax expense (benefit)..................      --            3
                                                         ----          ---
       Net loss......................................    (102)%        (45)%
                                                         ====          ===

COMPARISON OF YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

  Net Revenues

   Our net revenues decreased $7.7 million, or 11%, to $63.1 million in 2001, from $70.8 million in 2000. This decrease is primarily due to lower demand for our cable modem products partially offset by increased demand for our automotive products. The cable modem industry experienced a buildup of inventories in 2000 and that combined with the softening economy negatively impacted demand for our cable modem products in 2001. In the second half of 2001, we began to see signs of recovery of the markets we sell into based on changes in our backlog of orders from customers. In addition, we acquired Transilica Inc. on November 28, 2001. We believe both of these events will lead to increased revenues primarily in the second half of 2002. Sales to Daimler Chrysler accounted for approximately 22% and 19% in 2001 and 2000, respectively. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 80% and 77% of our revenues in 2001 and 2000, respectively. We did not generate net revenues in 1999.

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

   Our cost of revenues in 2001 was $44.6 million, or 71% of net revenues, compared to $46.4 million, or 65% of net revenues, in 2000. Our gross margins in 2001 decreased compared to 2000 primarily as a result of decreased utilization of our available manufacturing capability in our factories, pricing pressure on more mature product lines and a charge of $1.7 million for excess inventory that was recorded in the first quarter of 2001. In the near future, we believe gross margins may improve due to the consolidation of our factories in the Philippines, increasing levels of our silicon in our product mix and changes in our product mix as a result of our acquisition of Transilica. However, we do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which may be offset over time as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product. We did not generate revenues from the sale of our products in 1999 and, therefore, did not incur cost of revenues.

  Research and Development

   Research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development efforts are currently focused primarily on development of the next generation of RF products. Research and development expenses for 2001 were $20.4 million, or 32% of net revenues, compared to $14.8 million, or 21% of net revenues, in 2000, and compared to $6.1 million in 1999. The increase in research and development expenses reflects continued recruiting of engineers, increased prototype activity in the silicon design process in 2001 and 2000, and the acquisitions of Microtune KG in January 2000, SPaSE, a design center located in the Netherlands, in October 2001, and Transilica, in November 2001. We expect that research and development expenses will increase in absolute dollars in future periods, and may fluctuate significantly as a percentage of net revenues from period to period. Stock option compensation related to research and development was $2.2 million in 2001, $1.4 million in 2000, and $0.2 million in 1999, but does not affect our total stockholders' equity or cash flows.

  Acquired In-Process Research and Development

   As a result of our acquisition of Transilica and the acquisition of SPaSE, we recorded acquired in-process research and development costs of $34.1 million in 2001. As a result of our combination with Temic, we recorded acquired in-process research and development costs of $12.7 million in 2000. Amounts allocated to acquired in-process research and development were expensed at the date of combination or acquisition, because as of such date the purchased research and development had no alternative uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. Acquired in-process research and development did not affect our cash flows.

   We are primarily responsible for estimating the fair values of intangible assets and acquired in-process research and development. Our estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of the companies acquired. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believes to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and revenue shortfalls in the event that we are unable to successfully complete and commercialize the projects and such overruns and shortfalls could materially and adversely affect our financial condition and business prospects.

   The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products of each acquisition for the amount of years as shown in the table below, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rates utilized to discount the net cash flows to present value as shown in the table below were based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects for each acquisition. Projected net cash flows from such products of each acquisition are based on estimates of revenues and operating profit (loss) related to such products. Management expects that the purchased research and development projects generally will be successfully developed into commercially viable products. However, there can be no assurance that commercial viability or timely release of these products will be achieved.

                                                                                  Year Cash
                                                   Estimated/Actual Cost/Time to   Inflows
                                                         Complete Projects        Began or
                                                  -------------------------------    are
                Acquisition  In Process  Discount                                 Projected
Entity Acquired    Date       Projects     Rate   At Acquisition At Dec. 31, 2001 to Begin
--------------- ----------- ------------ -------- -------------- ---------------- ---------
Transilica Inc.  Nov. 2001  Short-range     35%   $3.2 million/   $3.0 million/     2003
                              wireless                Oct. 2002       Oct. 2002
                            applications
SPaSE B.V......  Oct. 2001     DVB-T        28%   $2.7 million/   $2.6 million/     2003
                            demodulator               June 2003       June 2003
                            applications
Microtune KG...  Jan. 2000  Cable Modem     22%   $0.4 million/   $0.3 million/     2000
                                                      Dec. 2000       Dec. 2000
                            Set-top box     22%   $0.1 million/   $0.1 million/       --
                                                      Oct. 2000       Nov. 2000
                             Automotive     22%   $2.1 million/   $1.8 million/     2002
                                                    March 20002      Sept. 2001
                             Multimedia     22%   $0.4 million/   $0.3 million/     2000
                                                      Oct. 2000       Nov. 2000

   At December 31, 2001, we expect to essentially meet our original cash flows and return expectations for these projects. Revenues were projected to begin in 2001 for development projects in the set-top box product group, but as of December 31, 2001, it is expected that these projects will not produce any significant future revenues nor will these products generate net cash inflows. However, the failure to develop these products is not expected to have a material impact on the overall return on our investment in the acquired technology or our future results of operations or financial condition.

  Selling, General and Administrative

   Selling, general and administrative expenses include our personnel-related expenses for administration, finance, human resources, marketing and sales, information technology and legal departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts.

   Selling, general and administration expenses for 2001 were $17.5 million, or 28% of net revenues, compared to $19.3 million, or 27% of net revenues in 2000, and compared to $3.0 million in 1999. The decrease for 2001 from 2000 relates to decreases in variable selling expenses such as commissions and shipping costs and due to the elimination of certain duplications of headcount and overhead that existed following the combination of the Company and Temic. These decreases are partially offset by significant increases in legal expenses as we filed a lawsuit alleging patent infringement in the United States Court against Broadcom Corporation and in the cost of our Directors and Officers insurance primarily as a result of multiple purported securities fraud class action complaints filed in the United States Court against us. The increase for 2000 from 1999 primarily related to the additional selling and general administrative costs of $8.9 million in 2000 associated with Microtune KG's ongoing expenses. Stock option compensation related to selling, general and administration was $1.9 million in 2001, $2.8 million in 2000, and $0.6 million in 1999, but does not affect our total stockholders' equity or cash flows. The decrease in stock option compensation from 2000 is primarily due to the termination of unvested options for employees who are no longer employed by the Company.

  Amortization of Intangible Assets and Goodwill

   Amortization of intangible assets and goodwill for 2001 was $8.0 million compared to $8.4 million in 2000 and none in 1999. Amortization of intangible assets and goodwill for these periods resulted principally from our combination with Temic. All combinations were accounted for using the purchase method of accounting. Effective January 1, 2002 acquired goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 is expected to decrease amortization of intangible assets and goodwill by $5.8 million in 2002. However, it is currently estimated that annual amortization of recorded intangible assets will increase to $15.2 million in 2002 as the result of the acquisitions of Transilica and the design center located in the Netherlands.

  Other Income and Expense

   Other income and expense consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses. Interest income for 2001 was $3.1 million compared to $2.7 million in 2000 and $0.6 million in 1999. The increase is mainly due to the investment of proceeds received in our initial public offering on August 4, 2000 and the follow-on common stock offering completed on December 18, 2001. Through June 30, 2000, the Company used the U.S. Dollar as its functional currency, except that the German Mark was used as its functional currency for Microtune KG and its subsidiaries (collectively, the Microtune KG Subsidiaries). Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG into U.S. Dollars through June 30, 2000, were included as a component of stockholders' equity. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG outside of Germany into German Marks were recognized currently in the our results of operations as a component of foreign currency gains and losses.

   Effective July 1, 2000, we changed the functional currency of the Microtune KG Subsidiaries to the U.S. Dollar from the German Mark to reflect the manner in which the Microtune KG Subsidiaries are now managed and operated. Subsequent to June 30, 2000, the financial statements of the Subsidiaries are remeasured into the U.S. Dollar. Effective January 1, 2002, we began utilizing the Euro exclusively in place of the German Mark, in conjunction with the adoption of the Euro as the common national currency in Germany. As the exchange rate between the German Mark and the Euro was established at a fixed rate, there was no financial impact from this change. The impact from the remeasurement of financial statements not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency transaction and translation losses, net, were $2.1 million in 2001 compared to $2.5 million in 2000 and none in 1999.

   Other expenses for 2001 includes an approximately $1.0 million charge related to an uncollectible loan to a private radio frequency research and development focused company, which was made in May 2001.

  Income Taxes

   Prior to our combination with Temic, the Company had not recognized any provision for income taxes. For U.S. federal income tax purposes, at December 31, 2001, the Company had a net operating loss carryforward of approximately $72.6 million and an unused research and development credit carryforward of approximately $1.4 million, which begins to expire in 2011. Due to the uncertainty of our ability to utilize these deferred tax assets, they have been fully reserved.

   The provision for 2001 and 2000 consists of foreign income taxes and U.S. State franchise taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. The impact of this change on deferred income taxes was recorded in 2000 when the law was enacted.

  Liquidity and Capital Resources

   As of December 31, 2001, the Company had net working capital of $175.4 million, including $173.1 million of cash and cash equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy.

   Operating activities used $5.1 million in cash during 2001, which was $0.9 million less than the $6.0 million used in 2000 and $1.4 million less than the $6.5 million used in 1999. The decrease in cash used in operating activities in 2001 from 2000 and 1999 was due to a decrease in cash required for working capital which more than offset the impact of the increase in our net loss, excluding non-cash charges experienced in 2001. The decrease in cash required for working capital in 2001 compared to 2000 is primarily due to significantly decreased inventory and increased accrued expenses. Inventories significantly decreased due to improved purchasing management and the sale of inventory that had built up during 2000 in anticipation of increasing product demand. In the future inventories may increase in comparison to other assets as we prepare for increasing product shipments resulting in increased revenue that we believe will occur. Accrued expenses increased due to the timing of purchases in the last quarter of the year and the impact of the two acquisitions in the fourth quarter of 2001. These decreases in cash usage are partially offset by increased accounts receivable and increased other assets. The increase in accounts receivable is a result of timing of sales during the last quarter of 2001 primarily due to the consolidation of our manufacturing operations in the Philippines. During the second month of the fourth quarter the factory was closed and hence the equipment was moved and set up at the other factory which consumed a considerable amount of time and pushed a significant amount of product shipments from the second month of the quarter to the third month of the quarter. Our standard terms provide for payment for products sold to be made within thirty days, therefore the majority of shipments in the third month of the fourth quarter could not be collected before the end of the year.

   Investing activities used $11.0 million in cash during 2001, which was $0.2 million more than the $10.8 million used in 2000 and $10.1 million more than the $0.9 million used in 1999. The increase in 2001 compared to 2000 and 1999 resulted primarily from the acquisitions of Transilica and the design center located in the Netherlands in the fourth quarter of 2001. Investments in property and equipment were $8.7 million, $13.7 million and $0.9 million in 2001, 2000 and 1999, respectively. We expect capital expenditures to range from $1.0 million to $4.0 million per quarter in 2002.

   Financing activities provided $113.7 million in cash during 2001, which was $36.5 million more than the $77.1 million provided in 2000 and $94.1 million more than the $19.6 million provided in 1999. On December 18, 2001, we issued 5 million shares of common stock in a follow-on public offering resulting in net proceeds of approximately $109 million to us. On August 4, 2000, we issued 4.6 million common stock shares in our initial public offering resulting in net proceeds to us of approximately $66.8 million. Prior to our initial public offering we funded our operations primarily through the issuance of convertible preferred stock, which generated net cash proceeds of approximately $9.6 million in 2000 and $16.4 million in 1999. We also received cash of approximately $3.9 million from the sale of common stock upon the exercise of options and from shares purchased under our Employee Stock Purchase Plan during 2001 compared to $0.3 million in 2000 and $0.2 million in 1999.

   At December 31, 2001, Microtune KG had a credit agreement with a bank that provides for borrowings of up to $0.9 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank. The rate was 6.75% at December 31, 2001. At December 31, 2001, no borrowings were outstanding under this credit agreement.

   At December 31, 2001 we had cash commitments totaling $15.8 million related to future minimum lease payments for buildings, equipment and software. In addition, Microtune KG has guaranteed $3.1 million of these future minimum lease payments in connection with obligations issued to finance the construction of its land and building that is leased. See Note 8 of Notes to Consolidated Financial Statements.

   We believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements through 2002. However, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, perhaps significantly.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, effective as of June 30, 2001 and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method of accounting for business combinations has been eliminated. Also, the criteria for recognizing acquired intangible assets apart from goodwill has been changed, and acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 141 and SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply SFAS 142 on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $5.8 million ($0.15 per share based upon shares outstanding as of December 31, 2001) for 2002. We will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Factors Affecting Future Operating Results and Stock Price" section. Following our combination with Temic, we now transact both sales and purchases in multiple foreign currencies, including the Euro and Philippine Peso. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains.

   A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. Our products are manufactured in the United States and the Philippines. We also have sales offices and design centers located throughout other parts of the world. Some of our net revenues are denominated in currencies other than the U.S. dollar, in particular the German Mark. We also incur operating costs in currencies other than the U.S. dollar, in particular the German Mark and the Philippine Peso. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we produce and distribute our products. Our operating results are exposed to changes in the exchange rates between the U.S. dollar and the Philippine Peso and the German Mark. When the U.S. dollar strengthens against the German Mark, the value of nonfunctional currency sales decreases and the value of nonfunctional currency operating costs increase. When the U.S. dollar weakens, the value of nonfunctional currency sales increases and the value of nonfunctional currency operating costs decreases.

   We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to U.S. Dollars using exchange rates at December 31, 2001, was $54.7 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $5.5 million.

   Currently, our cash and cash equivalents are invested in bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely effected due to movements in interest rates. If interest rates were to change by 100 basis points, our investment income would be reduced by approximately $1.7 million based on our cash and cash equivalents as of December 31, 2001.

Euro Conversion

   Twelve European Union member states (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Greece, Portugal and Luxembourg) have adopted the Euro as their common national currency. On January 1, 2002, Euro-denominated bills and coins were issued, and by July 1, 2002, only the Euro will be accepted as legal tender in these countries. We do not expect future balance sheets, statements of operations or statements of cash flows to be significantly impacted by the Euro conversion.

   Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements in the discussion and analysis below contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Microtune. Such forward looking statements often contain the words "plan", "could", "would", "may", "believe", "anticipates", "estimates", "expects", and words of similar import, and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Operating Results and Stock Price" in this report, which describes factors that could cause actual events to differ materially from those contained in the forward looking statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

   This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

   If we are unable to migrate our customers over time from our modules using discrete components to our radio frequency silicon products or our modules that incorporate our radio frequency silicon products, our operating results could be harmed.

   Our future success will depend on our ability to continue the successful migration of our customers from our modules that use discrete components to our radio frequency silicon products, or to MicroModules containing the MicroTuner and our other silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

   We are just beginning our transition to the Oracle ERP system and we may be unable to complete the transition efficiently or effectively.

   We began the process of moving all of our ERP systems to Oracle in late 2001. We plan to begin the move of our accounting functions and financial statement reporting systems to Oracle in 2002. Manufacturing forecasting, purchasing, and planning will be transitioned to Oracle later. The Oracle ERP system is important to management's ability to obtain accurate and timely company-wide data which is necessary for management decision-making and financial reporting. Migration to and full use of the Oracle ERP system has caused and will continue to cause changes in business processes and practices. Full utilization of the system requires continual improvement in the system, changes to business practices and training of employees. We may not be able to complete the transition on a timely and cost-effective basis. In addition, we could experience a disruption in our manufacturing, invoicing our customers, or other functions during the transition to Oracle.

   We may be unable to effectively integrate operations related to the Transilica Acquisition and any acquisition that we may complete in the future.

   We acquired Transilica on November 28, 2001, and we are still in the process of integrating Transilica's operations with ours. Integrating operations of two ongoing businesses can be difficult, especially when they are located in different countries. In addition to integrating the operational aspects of our two companies, we will also face challenges coordinating and consolidating our financial reporting functions. For example, our accounting functions utilize different software programs. We may not be able to complete this integration on a timely and cost-effective basis.

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

   The inability of management to successfully integrate any acquisition that we may pursue, and any related diversion of management's attention, could have a material adverse effect on our business, operating results and financial position. Moreover, there can be no assurance that any products acquired will gain acceptance in our markets, that we will be able to penetrate new markets successfully or that we will obtain the anticipated or desired benefits of such acquisitions. Despite our belief that Transilica's products will eventually be accretive and synergistic to our business, there can be no assurance that Transilica's products will gain acceptance by our current customers or that they will enable us to penetrate new markets. Also, acquired products may contain defects of which we are unaware which may result in increased and unanticipated development costs. In addition, acquisitions may materially and adversely affect our results of operations because they may result in significant one-time accounting charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, acquired in-process research and development expenses, or the amortization of amounts related to deferred compensation, and intangible assets. Any acquisition that we pursue or consummate could result in the incurrence of debt and contingent liabilities, goodwill and other intangibles, other acquisition-related expenses, and the loss of key employees. Moreover, we cannot predict accounting regulations, conventions, interpretations and related issues that may emerge in the future which could have a material adverse effect on our business, operating results or financial position.

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

   The intensive capital and cash requirements of Transilica could have a material adverse effect on our business, operating results, financial position or future prospects and could cause a substantial decline in the trading price of Microtune's common stock.

   Transilica is a capital intensive business and we anticipate that Transilica will require significant cash to fund its operations. The intensive capital and cash requirements of Transilica could cause a drain on our cash reserves, or could require us to access the capital markets or pursue private equity or debt investment by outside third parties to further fund the operation of Transilica's business. There can be no assurances that our funding of Transilica's cash requirements will enable Transilica to meet its product development and sales objectives. Furthermore, the intensive capital and cash requirements of Transilica could have material adverse effect on Microtune's business, operating results, financial position or future prospects and could cause a substantial decline in the trading price of Microtune's common stock.

   Transilica is currently in the research and development phase of its product development and it does not currently generate significant revenue from the sales of its products.

   There can be no assurance that if Transilica's products achieve commercial viability, they will be accepted by our current customers or that such products will enable us to penetrate new markets. The inability of Transilica's products to gain acceptance with our current and potential customers could have a material adverse effect on Microtune's business, operating results, financial position or future prospects.

   As a result of the Transilica acquisition and any significant future acquisitions that we complete in which a substantial amount of equity securities of Microtune are issued, the holders of Microtune common stock will experience immediate and substantial dilution to their percentage stockholdings of Microtune.

   Upon closing of the Transilica acquisition, Microtune issued shares equivalent to 19.99% of its outstanding common stock to the shareholders and option holders of Transilica. Upon the issuance of this stock, the holdings of the current stockholders of Microtune were substantially diluted. The issuance and registration by Microtune of shares of its common stock in any acquisition may cause the price of our common stock to decline. A decline in the price of our common stock could also negatively affect our ability to pursue future acquisitions, or cause future acquisitions to be more dilutive.

   As a result of the Temic, Transilica, and SPaSE acquisitions, we have recorded $130.7 million of goodwill and acquired intangibles which will be amortized over one to seven years.

   This amortization, if continued, would increase our net loss or decrease our net income. However, in June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method of accounting for business combinations has been eliminated. Also, the criteria for recognizing acquired intangible assets apart from goodwill has been changed, and acquired goodwill and intangible assets recorded having indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 141 and SFAS No. 142. Other acquired intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets recorded as a result of the Temic, Transilica, and SPaSe acquisitions beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings or financial position. If our investment is subject to earlier than expected write-offs, our net income or net loss in any given period could be lower than anticipated and the market price of our stock could decline.

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

   We face intense competition in the broadband communications, radio frequency tuner and wireless connectivity markets, which could reduce our market share in existing markets and affect our ability to enter new markets.

   The broadband communications, radio frequency tuner, and wireless connectivity markets are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and automotive markets. We compete primarily with tuner manufacturers such as Alps, Panasonic, Philips Electronics, Samsung and Thomson, with semiconductor companies such as Anadigics, Analog Devices, Broadcom and Maxim, and potentially with companies such as Conexant and Silicon Wave. Conexant, Broadcom and Silicon Wave have announced silicon tuner products that compete with our tuner products. We compete with companies such as Infineon, Philips, Broadcom and others that supply wireless connectivity solutions. Among other things, several of our competitors have broader product and service offerings and could bundle their competitive tuner products with other products and services they offer. This competition has resulted and may continue to result in declining average selling prices for our radio frequency products.

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

  . labor disputes at our manufacturing facility in the Philippines, which may cause temporary slowdowns or shutdowns of operations;

  . quality problems with our radio frequency tuners that result in significant returns; and

  . allocation of wafer capacity for our silicon products and/or allocation of components used in our module products.

   Our manufacturing operations could be adversely impacted and our financial performance harmed if we fail to successfully transition manufacturing operations from our union facility to our newer facility.

   Microtune previously operated two manufacturing facilities in Manila, Philippines for the assembly, calibration, and testing of its module products. In December 2001, we closed the older of the two facilities, and began transitioning all manufacturing and testing requirements to the newer facility. We believe the newer manufacturing facility has the equipment and labor capacity to handle the manufacturing and testing previously performed in our older facility. However, we are still in the process of training personnel in sufficient number to fully utilize the new facility and have been unable to achieve linearity in our production in the newer facility. Failure to achieve linearity in production can result in delayed shipments and have adverse accounting consequences such as an increase in our accounts receivable balance at quarter end. If we are unable to successfully transition the manufacturing operations of our older facility to our newer facility, we may not meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, a disruption or delay in the transition from our older facility to our newer facility could have a material negative impact on our business operations and our financial results.

   Our dependence on a single manufacturing facility could jeopardize our operations.

   Upon closing of our older manufacturing facility in Manila, Philippines, our manufacturing operations are now conducted at a single, newer facility in Manila, Philippines. Our reliance on a single manufacturing facility exposes us to higher manufacturing risks, which may include risks caused by labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. As a result of our dependence on a single manufacturing facility, and if we encounter any significant delays or disruptions, we may not be able to meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, any disruption or delay in procuring an alternative manufacturing facility could have a negative impact on our business operations and our financial results.

   Our QS9000 Certification is subject to periodic re-evaluation.

   We are currently QS9000 certified in both our Manila manufacturing facility and our design center in Ingolstadt, Germany. This certification is subject to recertification on a periodic basis. Failure to achieve recertification could substantially reduce our revenue from automobile customers which could have material and adverse effects on our operating results, financial condition, and business prospects in the automotive electronics market.

   Some of our automobile customers require us to sign "line down" clauses.

   We are currently subject to "line down" clauses in some contracts with our automobile customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. Such a penalty could be large and if incurred, could severely harm our financial results.

   Product recall by a major customer could damage our business. Module manufacturing involves the assembly and testing of our components, including our semiconductors into subsystem level solutions designed by our engineers for specific applications. We consolidated our module manufacturing facilities in Manila into one plant during 2001 for better efficiency and cost, and in the process, we have achieved a number of benefits, including reduced indirect head count, efficient production-floor layout, and optimized product flow. We have complete on-site power generation for full electrical back up in the Manila manufacturing facility and it is located in a secure industrial park. The facility is both ISO 9001 and QS 9000 certified.

   We guarantee quality of our products for a period of one year. If a customer experiences a problem with our product and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and severely impact our financial results.

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

   We have derived a substantial portion of our revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenues. Sales to DaimlerChrysler accounted for approximately 19% of our consolidated net revenues for the year ended December 31, 2000 and 22% of consolidated net revenues for the twelve months ended December 31, 2001. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 77% of our total sales for the year ended December 31, 2000 and 80% of our total sales for the year ended December 31, 2001. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.

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

   Our customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our radio frequency products. As a result, we may expend significant financial and other resources to develop customer relationships before we recognize any revenues from these relationships, and we may never recognize any revenues from these efforts. Our customers' evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our radio frequency products, and our radio frequency products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management efforts on our part. This process may also require significant engineering and testing on the part of our customers and if our customers do not have sufficient capabilities to complete the process, our revenues could be negatively impacted.

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

   We customize a substantial portion of our radio frequency products to address our customers' specific radio frequency needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsalable inventory.

   We manufacture a substantial portion of our radio frequency products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific radio frequency products are developed for unique applications, we expect that some of our current and future customer-specific radio frequency products may never be produced in volume and may impair our ability to cover our fixed manufacturing costs. In addition, if our customers fail to purchase these customized radio frequency products from us, we risk having substantial unsalable inventory. If we have substantial unsalable inventory, our financial condition would be harmed.

   We depend on third-party wafer foundries to manufacture all of our integrated circuit products, which reduces our control over the integrated circuit manufacturing process and could increase costs and decrease availability of our integrated circuit products.

   We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM, TSMC and X-FAB, outside foundries, to produce most of our integrated circuit radio frequency products. We do not have a long-term supply agreement with our foundries and instead obtain manufacturing services on a purchase order basis. Our foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these foundries, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our foundries were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional foundries we may be exposed to increased risk of capacity shortages due to our dependence on IBM, TSMC and X-FAB.

   We depend on third-party subcontractors for integrated circuit packaging and testing, which reduces our control over the integrated circuit packaging process and testing and could increase costs and decrease availability of our integrated circuit products.

   Our integrated circuit products are packaged and tested by independent subcontractors, including Amkor and Carsem, using facilities located in South Korea, Philippines and Malaysia. We do not have long-term agreements with Amkor or Carsem and typically obtain services from them on a purchase order basis. Our reliance on Amkor and Carsem involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of packaging our products. If Amkor or Carsem are unable or unwilling to continue to provide packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

   Our inability to maintain or grow revenues from international sales could harm our financial results.

   For the year ended December 31, 2001, 58% of our net revenues were from sales outside of North America. We plan to increase our international sales activities by hiring additional international sales personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

   Currency fluctuations related to our international operations could harm our financial results.

   A significant portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in the year ended December 31, 2001, we recognized a foreign currency exchange loss of approximately $2.1 million or approximately 3% of the net loss for the period. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations.

   Our international operations, including our operations in Germany, the Philippines, the Netherlands, Japan, Singapore, Hong Kong, Taiwan and Korea, may be negatively affected by actions taken or events that occur in these countries.

   We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany, the Netherlands, and Singapore, a manufacturing facility in Manila, Philippines, and sales offices in Japan, Hong Kong, Taiwan and Korea. Substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if the U.S. imposes significant import restrictions on our products, our ability to import our products into the U.S. from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines where there has been political instability in the past, could result in unpleasant or intolerable conditions for our workers, and ultimately could result in a shutdown of our facilities.

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

   We must manage our growth.

   If we fail to manage our growth, our reputation and results of operations could be harmed. Our total number of employees has grown from 158 as of December 31, 2000 to 349 as of December 31, 2001, excluding manufacturing personnel in Manila, Philippines. In addition, as of December 31, 2001, we had 790 manufacturing personnel in the Philippines. The growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

   Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot assure you that our current intellectual property or any intellectual property we may acquire through acquisitions or by other means will be free from third party claims which may be valid. In connection with recent acquisitions, including the Transilica acquisition, we conducted due diligence investigations of the intellectual property of these targeted companies for the purpose of assessing the protection efforts by these companies on their respective intellectual property. We cannot assure you that our investigatory efforts uncovered all or any defects related to the protection of intellectual property we acquired. As a result, intellectual property we acquire, including the intellectual property we acquired in the Transilica acquisition or in other acquisitions, may not be free from third party claims. Any third party claims may lead to costly and time consuming litigation which could harm our business and financial position.

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

   Beginning July 11, 2001, multiple securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al (S.D.N.Y. July 25, 2001), Atlas v. Microtune et al (S.D.N.Y. Aug. 7, 2001) and Ellis Investment Ltd. v. Goldman Sachs & Co., Inc. et al (S.D.N.Y. August 7, 2001). Purportedly, the complaints are brought on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our Chairman and Chief Executive Officer, Everett ("Buddy") Rogers, our Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served on the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. More such lawsuits may be filed. Among other things, the complaints allege liability under the federal securities laws as further set forth in "Recent Developments" on the grounds that the registration statement for the initial public offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 180 other initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the three complaints involving our initial public offering. These cases are subject to the Private Securities Litigation Reform Act of 1995 and we expect that the cases will be consolidated into a single action. These cases and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin who is expected to set a briefing schedule for motions to dismiss. We believe that the allegations against Microtune. Mr. Bartek and Mr. Rogers are without merit. We intend to contest them vigorously, including by filing a motion to dismiss these cases. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurances regarding the outcome of the litigation or any related claim for indemnification or contribution between or among any of the underwriters and us.

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

   In addition, on March 4, 2002 our Board of Directors adopted a stockholders rights plan, which provides for share purchase rights to become exercisable if a person or group acquires more than a certain percentage of our common stock or announces a tender offer for more than a certain percentage of our common stock. Such rights will be granted to the stockholders of record as of March 16, 2002 and to any purchasers of our common stock subsequent to such date.

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

   If we do not anticipate and adapt to evolving industry standards in the radio frequency tuner and broadband communications and wireless connectivity markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

   Products for broadband communications and wireless connectivity applications generally are based on industry standards that are continuously evolving. In some cases, the development of these standards takes longer than originally anticipated. We have directed our development toward producing radio frequency products that comply with the evolving standards. The delayed development of a standard in our target markets may result in slower deployment of new technologies, which may harm our ability to sell our radio frequency products, or frustrate the continued use of our proprietary technologies. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our radio frequency products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenues and consequently harm our business. Further, if new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

   Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband communications and wireless connectivity markets and, in particular, in the radio frequency market, or to develop and introduce new products successfully into these markets, could result in diminished revenues and consequently harm our business.

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

   Our success depends on the adoption of our wireless connectivity products in markets such as cordless phones, wireless headsets, and PC peripherals.

   We expect to derive a substantial portion of our revenue from sales of wireless connectivity products into markets currently served by alternative wired products. These alternative wired products may compete effectively with our wireless connectivity products and could be more reliable, less expensive, or have other advantages.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-25 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Proposal 1--Election of Directors", and "Executive Compensation--Executive Officers" and "Compliance with Section 16(a) of the Exchange Act of 1934".

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Principal Stockholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation--Certain Transactions with Management".

                                    PART IV

ITEM 14(A).  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (1) FINANCIAL STATEMENTS
   See Item 8 above.

   (2) FINANCIAL STATEMENT SCHEDULES
   See Item 14(d) below.

   (3) EXHIBITS

Exhibit
Number
-------

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

 10.11*  Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-
           Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH
           for facility in Ingolstadt, Germany.

 10.12*  Contract of Lease dated December 10, 1998 between MX Technology Corporation and Temic RF-
           Technologies (Phils.), Inc. for factory space in the Granville Industrial Complex in Cavite,
           Philippines.

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

 10.14*  Securities Purchase Agreement dated January 10, 2000, effective December 31, 1999, between
           HMTF Acquisition (Bermuda), Ltd. and the Registrant.

 10.15*  Asset Purchase Agreement between the Registrant, The Tuner Company and Thomas K. Widmer
           dated January 10, 2000.

 10.16*  Line of Credit dated March 22, 1999 between Deutsche Bank AG and Temic Telefunken
           Hochfrequenztechnik GmbH.

 10.18** Agreement and Plan of Merger and Reorganization dated October 28, 2001 between the Registrant,
           Micro Acquisition, Inc., Transilica Inc. and Jason Medelson.

Exhibit
Number
-------

 10.19** Credit Agreement dated October 28, 2001 between the Registrant and Transilica Inc.

 10.20** Convertible Promissory Note dated October 28, 2001 issued by Transilica Inc. to the Registrant.

  12.1   Computation of Ratio of Earnings To Fixed Charges

  21.1   Subsidiaries of Registrant.

  23.1   Consent of Ernst & Young LLP, independent auditors.

  24.1   Power of Attorney (see page 52).

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-36340) declared effective August 4, 2000.

** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2001, amended on November 24, 2001 and amended on December 5, 2001.

ITEM 14(B).  REPORTS ON FORM 8-K

   On November 15, 2001, we filed a Form 8-K with the Securities and Exchange Commission to announce the acquisition of Transilica Inc. (Transilica) for 7,206,125 shares of our common stock, which shares were valued at approximately $130.1 million. In addition, we assumed options which became exercisable for up to 831,967 shares of our common stock, which were valued at approximately $13.9 million. The shares of our common stock issued in the acquisition were registered for resale on a Registration Statement on Form S-3 (File No. 333-75412) which became effective on December 28, 2001. The options assumed and the underlying shares of our common stock were registered on a Registration Statement (File No. 333-74768) on Form S-8 which became effective on December 7, 2001. Financial Statements as of September 30, 2001 were attached to this Form 8-K. This Form 8-K was amended on November 29, 2001 and again on December 5, 2001.

   On December 14, 2001, we filed a Form 8-K with the Securities and Exchange Commission to announce that we entered into an Underwriting Agreement with certain of our stockholders and each of J.P. Morgan Securities Inc., Salomon Smith Barney Inc., SG Cowen Securities Corporation, and Prudential Securities Incorporated, as representatives of the several underwriters, related to the public offering of 5,000,000 shares of our common stock at $23.00 per share. The offering also included 2,528,000 shares of our common stock offered by certain affiliate funds of Hicks Muse Tate & Furst, Incorporated, a private investment firm, as selling stockholders.

ITEM 14(C).  EXHIBITS

   See Item 14(A)(3) above.

ITEM 14(D).  FINANCIAL STATEMENT SCHEDULES

   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereof.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12/th/ day of March 2002.

                                          MICROTUNE, INC.

                                          By:  /S/  DOUGLAS J. BARTEK
                                             --------------------------
                                                  Douglas J. Bartek
                                                  Chief Executive Officer and
                                                  Chairman of the Board

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Douglas J. Bartek, and Everett "Buddy" Rogers, his or her attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitutes, any do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                  Date
          ---------                         -----                  ----

By: /S/  DOUGLAS J. BARTEK      Chief Executive Officer and   March 12, 2002
  ----------------------------    Chairman of the Board
      Douglas J. Bartek           (Principal Executive
                                  Officer)

By:/S/  EVERETT "BUDDY" ROGERS  Chief Financial Officer and   March 12, 2002
  ----------------------------    Vice President of Finance
   Everett "Buddy" Rogers         and Administration
                                  (Principal Financial and
                                  Accounting Officer)

By: /S/  HARVEY B. CASH         Director                      March 12, 2002
  ----------------------------
       Harvey B. Cash

By: /S/  WALTER S. CICIORA      Director                      March 12, 2002
  ----------------------------
      Walter S. Ciciora

By: /S/  JAMES H. CLARDY        Director                      March 12, 2002
  ----------------------------
       James H. Clardy

By: /S/  JACK D. FURST          Director                      March 12, 2002
  ----------------------------
        Jack D. Furst

By: /S/  ERIC LINDBERG          Director                      March 12, 2002
  ----------------------------
        Eric Lindberg

By: /S/  WILLIAM P. TAI         Director                      March 12, 2002
  ----------------------------
       William P. Tai

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Microtune, Inc.

   We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Dallas, Texas
January 29, 2002

                                MICROTUNE, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)

                                                                                        December 31
                                                                                    -------------------
                                                                                      2001       2000
                                                                                    ---------  --------
Assets
Current assets:
   Cash and cash equivalents....................................................... $ 173,149  $ 77,650
   Accounts receivable, net of allowance for doubtful accounts of $592 at
     December 31, 2001 and $456 at December 31, 2000...............................    14,580    12,301
   Inventories.....................................................................     9,401    16,389
   Deferred income taxes...........................................................       389       552
   Other current assets............................................................     3,206       770
                                                                                    ---------  --------
       Total current assets........................................................   200,725   107,662
Property and equipment, net........................................................    19,269    15,179
Intangible assets, net of accumulated amortization of $4,016 at December 31, 2001
  and $2,481 at December 31, 2000..................................................    64,838     6,054
Goodwill, net of accumulated amortization of $11,210 at December 31, 2001 and
  $5,570 at December 31, 2000......................................................    50,338    22,706
Deferred income taxes..............................................................     1,419       484
Other assets and deferred charges..................................................     1,113       946
                                                                                    ---------  --------
       Total assets................................................................ $ 337,702  $153,031
                                                                                    =========  ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................................................ $   7,856  $  6,763
   Accrued expenses................................................................    15,099     8,110
   Accrued compensation............................................................     2,355     1,888
                                                                                    ---------  --------
       Total current liabilities...................................................    25,310    16,761
Deferred income taxes..............................................................       320     2,966
Other noncurrent liabilities.......................................................     2,286     1,197
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value
       Authorized shares--25,000 at December 31, 2001 and December 31, 2000........        --        --
   Common stock, $0.001 par value
       Authorized shares--150,000 at December 31, 2001 and December 31, 2000;
         issued and outstanding shares--52,737 at December 31, 2001 and 38,547
         at December 31, 2000......................................................        53        39
   Additional paid-in capital......................................................   450,081   195,230
   Unearned stock compensation.....................................................   (28,317)  (14,569)
   Loans receivable from stockholders..............................................       (35)     (788)
   Accumulated other comprehensive loss............................................      (988)     (988)
   Accumulated deficit.............................................................  (111,008)  (46,817)
                                                                                    ---------  --------
       Total stockholders' equity..................................................   309,786   132,107
                                                                                    ---------  --------
          Total liabilities and stockholders' equity............................... $ 337,702  $153,031
                                                                                    =========  ========

                            See accompanying notes.

                                MICROTUNE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                              Year Ended December 31,
                                                                            ---------------------------
                                                                              2001      2000     1999
                                                                            --------  --------  -------
Net revenues............................................................... $ 63,105  $ 70,829  $    --
Cost of revenues...........................................................   44,584    46,369       --
                                                                            --------  --------  -------
Gross margin...............................................................   18,521    24,460       --
Operating expenses:
   Research and development:
       Stock option compensation...........................................    2,199     1,360      220
       Other...............................................................   18,151    13,472    5,913
                                                                            --------  --------  -------
                                                                              20,350    14,832    6,133
   Acquired in-process research and development............................   34,106    12,692       --
   Selling, general and administration:
       Stock option compensation...........................................    1,875     2,838      630
       Other...............................................................   15,595    16,443    2,327
                                                                            --------  --------  -------
                                                                              17,470    19,281    2,957
   Restructuring costs.....................................................    3,013        --       --
   Amortization of intangible assets and goodwill..........................    8,011     8,414       --
                                                                            --------  --------  -------
       Total operating expenses............................................   82,950    55,219    9,090
                                                                            --------  --------  -------
Loss from operations.......................................................  (64,429)  (30,759)  (9,090)
Other income (expense):
   Interest income (expense), net..........................................    3,092     2,727      582
   Foreign currency translation and transaction losses, net................   (2,103)   (2,451)      --
   Other...................................................................     (933)      723       --
                                                                            --------  --------  -------
Loss before provision for income taxes.....................................  (64,373)  (29,760)  (8,508)
Income tax expense (benefit)...............................................     (182)    2,034       --
                                                                            --------  --------  -------
Net loss................................................................... $(64,191) $(31,794) $(8,508)
                                                                            ========  ========  =======
Basic and diluted loss per common share.................................... $  (1.59) $  (1.57) $ (1.34)
                                                                            ========  ========  =======
Weighted-average shares used in computing basic and diluted loss per common
  share....................................................................   40,277    20,229    6,354
                                                                            ========  ========  =======

                            See accompanying notes.

                                MICROTUNE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (In thousands)

                                                                  Series A Through F
                                                                 Convertible Preferred
                                                                         Stock          Common Stock
                                                                 --------------------  --------------- Additional   Unearned
                                                                 Number of       Par   Number of  Par   Paid-In      Stock
                                                                  Shares        Value   Shares   Value  Capital   Compensation
                                                                 ---------     -----   --------- ----- ---------- ------------
Balance at December 31, 1998....................................    6,463      $  7      6,948    $ 7   $ 19,216    $     --
Issuance of common stock upon exercise of stock options.........       --        --        995      1        220          --
Issuance of Series D Preferred Stock for cash...................    1,367         1         --     --     16,408          --
Unearned stock option compensation..............................       --        --         --     --      3,138      (3,138)
Amortization of unearned stock compensation.....................       --        --         --     --         --         850
Funds released from escrow for Series A Preferred Stock.........       --        --         --     --         --          --
Other...........................................................       --        --         --     --        125          --
Net loss........................................................       --        --         --     --         --          --
                                                                  -------      ----     ------    ---   --------    --------
Balance at December 31, 1999....................................    7,830         8      7,943      8     39,107      (2,288)
Issuance of common stock upon exercise of stock options and from
 shares purchased under Employee Stock Purchase Plan............       --        --        694      1        337          --
Issuance of Series E Preferred Stock and warrants to purchase common stock in the combination with HMTF Acquisition
 (Bermuda), Ltd.................................................    3,319         3         --     --     62,956
Issuance of Series F Preferred Stock for cash...................      800         1         --     --      9,599          --
Issuance of common stock in initial public offering.............  (11,949)      (12)    29,910     30     66,752          --
Unearned stock compensation.....................................       --        --         --     --     16,479     (16,479)
Amortization of unearned stock compensation.....................       --        --         --     --         --       4,198
Payments on loans receivable from stockholders..................       --        --         --     --         --          --
Net loss........................................................       --        --         --     --         --          --
Unrealized foreign currency loss................................       --        --         --     --         --          --

Total comprehensive loss........................................       --        --         --     --         --          --
                                                                  -------      ----     ------    ---   --------    --------
Balance at December 31, 2000....................................       --        --     38,547     39    195,230     (14,569)
Issuance of common stock upon exercise of stock options and from
 shares purchased under Employee Stock Purchase Plan............       --        --      1,774      2      3,898          --
Issuance of common stock in connection with acquisition of
 SPaSE B.V......................................................       --        --        210     --      2,144          --
Issuance of common stock in connection with acquisition of
 Transilica Inc.................................................       --        --      7,206      7    122,072          --
Issuance of common stock for cash...............................       --        --      5,000      5    108,915          --
Unearned stock compensation.....................................       --        --         --     --     17,822     (17,822)
Amortization of unearned stock option compensation..............       --        --         --     --         --       4,074
Payments on loans receivable from stockholders..................       --        --         --     --         --          --
Net loss........................................................       --        --         --     --         --          --
                                                                  -------      ----     ------    ---   --------    --------
Balance at December 31, 2001....................................       --      $ --     52,737    $53   $450,081    $(28,317)
                                                                  =======      ====     ======    ===   ========    ========


                                                                                        Loans      Accumulated
                                                                 Stock Subscription-  Receivable      Other
                                                                    Funds Held in        from     Comprehensive Accumulated
                                                                       Escrow        Stockholders     Loss        Deficit
                                                                 ------------------- ------------ ------------- -----------
Balance at December 31, 1998....................................       $(3,000)        $  (207)        $ --      $  (6,515)
Issuance of common stock upon exercise of stock options.........            --              --           --             --
Issuance of Series D Preferred Stock for cash...................            --              --           --             --
Unearned stock option compensation..............................            --              --           --             --
Amortization of unearned stock compensation.....................            --              --           --             --
Funds released from escrow for Series A Preferred Stock.........         3,000              --           --             --
Other...........................................................            --              --           --             --
Net loss........................................................            --              --           --         (8,508)
                                                                       -------         -------        -----      ---------
Balance at December 31, 1999....................................            --            (207)          --        (15,023)
Issuance of common stock upon exercise of stock options and from
 shares purchased under Employee Stock Purchase Plan............            --             (35)          --             --
Issuance of Series E Preferred Stock and warrants to purchase common stock in the combination with HMTF Acquisition
 (Bermuda), Ltd.................................................            --          (1,012)          --             --
Issuance of Series F Preferred Stock for cash...................            --              --           --             --
Issuance of common stock in initial public offering.............            --              --           --             --
Unearned stock compensation.....................................            --              --           --             --
Amortization of unearned stock compensation.....................            --              --           --             --
Payments on loans receivable from stockholders..................            --             466           --             --
Net loss........................................................            --              --           --        (31,794)
Unrealized foreign currency loss................................            --              --         (988)            --

Total comprehensive loss........................................            --              --           --             --
                                                                       -------         -------        -----      ---------
Balance at December 31, 2000....................................            --            (788)        (988)       (46,817)
Issuance of common stock upon exercise of stock options and from
 shares purchased under Employee Stock Purchase Plan............            --              --           --             --
Issuance of common stock in connection with acquisition of
 SPaSE B.V......................................................            --              --           --             --
Issuance of common stock in connection with acquisition of
 Transilica Inc.................................................            --              --           --             --
Issuance of common stock for cash...............................            --              --           --             --
Unearned stock compensation.....................................            --              --           --             --
Amortization of unearned stock option compensation..............            --              --           --             --
Payments on loans receivable from stockholders..................            --             753           --             --
Net loss........................................................            --              --           --        (64,191)
                                                                       -------         -------        -----      ---------
Balance at December 31, 2001....................................       $    --         $   (35)       $(988)     $(111,008)
                                                                       =======         =======        =====      =========



                                                                     Total
                                                                 Stockholders'
                                                                    Equity
                                                                 -------------
Balance at December 31, 1998....................................   $  9,508
Issuance of common stock upon exercise of stock options.........        221
Issuance of Series D Preferred Stock for cash...................     16,409
Unearned stock option compensation..............................         --
Amortization of unearned stock compensation.....................        850
Funds released from escrow for Series A Preferred Stock.........      3,000
Other...........................................................        125
Net loss........................................................     (8,508)
                                                                   --------
Balance at December 31, 1999....................................     21,605
Issuance of common stock upon exercise of stock options and from
 shares purchased under Employee Stock Purchase Plan............        303
Issuance of Series E Preferred Stock and warrants to purchase common stock in the combination with HMTF Acquisition
 (Bermuda), Ltd.................................................     61,947
Issuance of Series F Preferred Stock for cash...................      9,600
Issuance of common stock in initial public offering.............     66,770
Unearned stock compensation.....................................         --
Amortization of unearned stock compensation.....................      4,198
Payments on loans receivable from stockholders..................        466
Net loss........................................................    (31,794)
Unrealized foreign currency loss................................       (988)
                                                                   --------
Total comprehensive loss........................................    (32,782)
                                                                   --------
Balance at December 31, 2000....................................    132,107
Issuance of common stock upon exercise of stock options and from
 shares purchased under Employee Stock Purchase Plan............      3,900
Issuance of common stock in connection with acquisition of
 SPaSE B.V......................................................      2,144
Issuance of common stock in connection with acquisition of
 Transilica Inc.................................................    122,079
Issuance of common stock for cash...............................    108,920
Unearned stock compensation.....................................         --
Amortization of unearned stock option compensation..............      4,074
Payments on loans receivable from stockholders..................        753
Net loss........................................................    (64,191)
                                                                   --------
Balance at December 31, 2001....................................   $309,786
                                                                   ========

                            See accompanying notes.

                                MICROTUNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                 Year Ended December 31,
                                                               ---------------------------
                                                                 2001      2000     1999
                                                               --------  --------  -------
Operating activities:
  Net loss.................................................... $(64,191) $(31,794) $(8,508)
  Adjustments to reconcile net loss to cash used in operating activities, net of effects of business combination:
   Depreciation...............................................    6,973     5,874    1,007
   Amortization of intangible assets and goodwill.............    8,011     8,414       --
   Acquired in-process research and development...............   34,106    12,692       --
   Foreign currency translation and transaction losses, net...    2,103     2,452       --
   Amortization of deferred stock option compensation.........    4,074     4,198      850
   Write-off of uncollectable loan receivable.................    1,026        --       --
   Deferred income taxes......................................   (3,494)     (459)      --
   Changes in operating assets and liabilities:
    Accounts receivable.......................................   (2,270)   (4,305)    (164)
    Inventories...............................................    7,017    (7,120)      --
    Other assets..............................................   (1,745)    1,095      250
    Accounts payable..........................................      499     2,207     (224)
    Accrued expenses..........................................    2,365     3,791       72
    Accrued compensation......................................      441    (3,040)     267
                                                               --------  --------  -------
    Net cash used in operating activities.....................   (5,085)   (5,995)  (6,450)
Investing activities:
  Net cash acquired in acquisition of HMTF Acquisition........       --     3,550       --
  Acquisition of SPaSE, B.V., net of cash acquired............   (3,040)       --       --
  Net cash acquired in acquisition of Transilica Inc..........    1,734        --       --
  Purchases of property and equipment.........................   (8,660)  (13,672)    (919)
  Sale of property and equipment..............................      211       267       --
  Loans receivable............................................   (1,148)       --       --
  Purchase of intangible assets...............................      (79)     (923)      --
                                                               --------  --------  -------
    Net cash used in investing activities.....................  (10,982)  (10,778)    (919)
Financing activities:
  Proceeds from initial public offering of common stock.......       --    66,770       --
  Proceeds from issuance of Series D Preferred Stock..........       --        --   16,409
  Proceeds from issuance of Series F Preferred Stock..........       --     9,600       --
  Proceeds from issuance of common stock upon exercise of
   stock options and from shares purchased under Employee
   Stock Purchase Plan........................................    3,900       303      221
  Proceeds from issuance of common stock......................  108,920        --       --
  Proceeds from the release of funds in escrow................       --        --    3,000
  Proceeds from loans receivable from stockholders............      753       466       --
  Other, net..................................................       84        --       --
                                                               --------  --------  -------
    Net cash provided by financing activities.................  113,657    77,139   19,630
Effect of foreign currency exchange rate changes on cash......   (2,091)   (2,845)      --
                                                               --------  --------  -------
Net increase in cash and cash equivalents.....................   95,499    57,521   12,261
Cash and cash equivalents at beginning of year................   77,650    20,129    7,868
                                                               --------  --------  -------
Cash and cash equivalents at end of year...................... $173,149  $ 77,650  $20,129
                                                               ========  ========  =======

                            See accompanying notes.

                                MICROTUNE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

   Microtune, Inc. (the Company), was incorporated on May 28, 1996, and commenced operations on August 21, 1996. Effective June 9, 2000, the Company changed its state of incorporation from Texas to Delaware. As part of the incorporation in Delaware, the number of authorized shares of common stock were increased to 150,000,000. The Company operates in a single industry segment, engaging in designing, manufacturing, and marketing of radio frequency (RF) based solutions for the global broadband communications, automotive electronics, and wireless connectivity markets.

Consolidation

   The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant assumptions in recording our allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, revenues, warranty costs and the valuation allowance for deferred tax assets. Actual results could differ from those estimates, and the differences may be significant.

Cash and Cash Equivalents

   The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. The Company's investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy.

Inventories

   Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value. Adjustments to reduce inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

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

                                MICROTUNE, INC.

Intangible Assets and Goodwill

   Intangible assets, which consist primarily of a customer base, patents, developed technologies, and employment and non-compete agreements, have been recorded as the result of business acquisitions (see Note 2) and are being amortized on the straight-line basis over three to seven years.

   Goodwill is the result of the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill related to acquisitions completed after June 30, 2001 is not amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. For acquisitions completed on or before June 30, 2001, goodwill was amortized on a straight-line basis over an estimated life of five years. Beginning in the first quarter of 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests. See "Recent Accounting Pronouncements" below.

Impairment of Long-lived Assets

   The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset or business center. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. At December 31, 2001, management believes that no impairment of long-lived assets has occurred and that no reduction of the related estimated useful lives is warranted. The assessment of recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. See "Recent Accounting Pronouncements" below.

Revenue Recognition

   Revenues are recognized when product has been shipped and title to the product has transferred to the customer or international distributor. Revenues are recognized for distributors located in North America when product is shipped and title of the product has transferred to end customers. Title to the product may transfer to the customer or distributor when shipped or when received by the customer based on the specific agreement. Certain distributors have the right to a stock rotation twice per year for up to 15% of annual purchases from the Company. The Company evaluates its provision for estimated returns quarterly, based on historical returns. To date the Company has not experienced any significant returns. An increase in the level of returns could have a significant effect on the Company's results of operations.

Warranty Costs

   The Company provides a minimum of a one-year warranty on all products and record a related provision for estimated warranty costs at the date of sale. Estimated warranty costs are recorded at the date of sale based on a percentage of revenues derived from Company's historical warranty costs. Additionally, the Company records specific warranty provisions for any identified individual product issues, which have not been significant to date. An increase in the warranty costs could have a significant effect on the Company's results of operations.

Research and Development Costs

   Research and development expenses for new or significantly enhanced products consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. Research and development efforts are currently focused primarily on development of the next generation of RF products. All research and development costs are expensed in the period incurred.

                                MICROTUNE, INC.

Shipping and Handling Costs

   Shipping and handling costs that the Company incurs related to product shipments to customers are included in selling, general and administration expenses.Shipping and handling costs totaled $0.6 million and $1.1 million in 2001 and 2000, respectfully. The Company does not charge customers for shipping and handling.

Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. Through December 31, 2001, there have been no significant grants to non-employees.

   Effective July 1, 2000, the Company adopted interpretation (SFAS) No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on the Company's results of operations for the year ended December 31, 2000.

Derivatives

   The Company records all derivatives at fair value on the balance sheet and that related gains and losses are included in net income or comprehensive income depending on the nature of the hedging relationship. Currently, the Company has not entered into contracts that are classified as derivative financial instruments. However, the Company may enter into contracts that are classified as derivative financial instruments in the future.

Foreign Currency Translation

   Through June 30, 2000, the Company used the U.S. Dollar as its functional currency, except that the German Mark was used as its functional currency for Microtune GmbH & Co. KG (Microtune KG) and its subsidiaries (collectively, the Microtune KG Subsidiaries). Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG into U.S. Dollars through June 30, 2000, were included as a component of stockholders' equity. Foreign currency exchange gains and losses resulting from the remeasurement of financial statements not denominated in German Marks of Microtune KG outside of Germany into German Marks were recognized currently in the Company's results of operations as a component of foreign currency gains and losses.

   Effective July 1, 2000, the Company changed the functional currency of the Microtune KG Subsidiaries to the U.S. Dollar from the German Mark to reflect the manner in which the Microtune KG Subsidiaries are now managed and operated. Subsequent to June 30, 2000, the financial statements of the Microtune KG Subsidiaries are remeasured into the U.S. Dollar. Effective January 1, 2002, the Company will begin utilizing the Euro exclusively in place of the German Mark, in conjunction with the adoption of the Euro as the common national currency in Germany. As the exchange rate between the German Mark and Euro was established at a fixed rate, there will be no financial impact from this change.The impact from the remeasurement of financial statements not denominated in U.S. Dollars is recognized currently in the Company's results of operations as a component of foreign currency gains and losses.

Income Taxes

   The Company's income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is

                                MICROTUNE, INC.

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

   The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

                                                         December 31,
                                                      ------------------
                                                      2001  2000   1999
        -                                             ----- ----- ------
        Preferred stock convertible into common stock    --    -- 15,660
        Stock options................................ 8,106 7,982  2,945
        Warrants.....................................    --    --     41
        Restricted common stock......................   810   213    681
        Employee stock purchase plan.................    11     9     --
                                                      ----- ----- ------
        Total anti-dilutive securities excluded...... 8,927 8,204 19,327
                                                      ===== ===== ======

Comprehensive Income

   Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Risk Concentrations

   Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of trade accounts receivable and notes receivable. Products are sold to customers internationally, principally in Asia Pacific, the United States, and Europe. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

   From time to time, the Company invests in convertible notes, preferred stock or common stock of private RF technology based companies in accordance with the Company's investment policy. In the third quarter of 2001, the Company wrote-off a $1.0 million investment in a private radio frequency focused company, due to uncertainties as to whether the investment would be recovered. Currently the Company has no other such investments.

                                MICROTUNE, INC.

   The Company depends on third party foundries to manufacture all of its integrated circuit products. The Company does not have long-term supply agreements with its foundries and obtains manufacturing services on a purchase order basis. The inability of a third party foundry to continue manufacturing the Company's integrated circuits could have a material adverse effect on the Company's operations. The Company is also dependent upon third parties, some of whom are competitors, for the supply of components for module manufacturing. The Company's failure to obtain components for module manufacturing would significantly impact the Company's ability to ship modules to customers in a timely manner.

Risk and Uncertainties

   The future results of operations and financial condition of the Company will be impacted by the following factors, among others: the level of difficulty experienced in the integration of acquired businesses, dependence on the broadband communications markets, lengthy sales cycle, dependence on third party manufacturers and subcontractors, technological change and dependence on the successful development of products and making of new products, international operations and foreign currency fluctuations, property rights, and product liability.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, effective as of June 20, 2001 and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method of accounting for business combinations has been eliminated. Also, the criteria for recognizing acquired intangible assets apart from goodwill has been changed, and acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 141 and SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply SFAS 142 on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $5.8 million ($0.15 per share) for 2002. During 2002, the Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

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

2.  BUSINESS ACQUISITIONS

   On November 28, 2001, the Company acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately-held company based in California. Transilica was engaged in research and development of silicon and system-on-chip products for short-range wireless applications. The consideration in the acquisition consisted of 7,206,187 shares of the Company's common stock. In addition, the Company assumed 831,967 Transilica stock options. The merger agreement also provided that approximately 15% of the purchase price in shares of the Company's common stock be placed in escrow for the purpose of securing the indemnification

                                MICROTUNE, INC.

obligations of Transilica under the merger agreement. The escrow shares are to be released periodically, subject to any escrow claims, at the end of each of the three years following the closing. The results of operations of Transilica are included in the results of operations of the Company from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands, except share data):

Fair market value of 7,206,187 shares of common stock (including 1,206,307 shares placed in escrow)................................................ $130,072
Fair market value of 831,967 Transilica stock options assumed.............   13,937
Transaction costs.........................................................    2,130
                                                                           --------
Total acquisition cost.................................................... $146,139
                                                                           ========

   The fair market value of the Company's common stock was based on the closing stock price on the date of acquisition. The fair value of the Transilica stock options assumed was based on the Black-Scholes option valuation model.

   The cost of the acquisition of Transilica has been allocated to the assets and liabilities acquired, acquired in-process research and development and deferred stock compensation, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

 Working capital...................................................... $    386
 Noncurrent assets and liabilities, net...............................    2,368
 Developed technology.................................................   36,200
 Patents..............................................................   19,300
 Employment and non-compete agreements................................    5,010
 Goodwill.............................................................   28,546
 Acquired in-process research and development costs charged to expense   32,400
 Unearned stock compensation..........................................   21,929
                                                                       --------
 Total acquisition cost............................................... $146,139
                                                                       ========

   Unearned stock compensation recorded in connection with the acquisition represents the intrinsic value of Transilica's unvested stock options and restricted common stock shares for which future service is required subsequent to the date of the acquisition in order for the employee to vest in the stock options and restricted common stock shares. The amount allocated to unearned compensation has been deducted from the estimated fair value of the unvested stock options and restricted common stock shares for purposes of the allocation of purchase price to assets acquired. The unearned stock compensation will be amortized to expense over the remaining vesting period of the unvested stock options and restricted common stock shares of one to four years. The Company is in the process of evaluating the other assets and liabilities acquired in the Transilica acquisition. The final allocation of the purchase price, which is expected to be completed in 2002, will be based on the complete evaluation of the acquired assets and liabilities.

   The following unaudited pro forma information presents the results of operations of the Company as if the combination with Transilica had occurred as of January 1, 2000. The pro forma information has been prepared by combining the results of operations of the Company and Transilica, with adjustments to eliminate the 2001 charge for acquired in-process research and development costs, to eliminate Transilica's historical stock compensation expense, and to record additional stock compensation and amortization expense resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would

                                MICROTUNE, INC.

have occurred had the acquisition occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data).

                                                  Year Ended December 31
                                                  ----------------------
                                                     2001        2000
                                                   --------    --------
                                                       (unaudited)
          Revenue................................ $ 63,273     $ 70,969
          Loss from operations................... $(71,540)    $(60,584)
          Net loss............................... $(71,227)    $(61,615)
          Basic and diluted loss per common share $  (1.52)    $  (2.31)

   On October 16, 2001, the Company acquired the personnel, technology, and assets of privately held Semiconductor Products and Systems Engineering, B.V. (SPaSE), located in the Netherlands. SPaSE specializes in the design of digital signal processing VLSI chips and associated software, currently targeted at the digital television equipment market. SPaSE's products provide decoding and decompression of video and audio that are embedded within radio-frequency transmitted signals. The consideration in the combination consisted of $3,000,000 of cash and 210,000 shares of the Company's common stock. The results of operations of SPaSE are included in the results of operations of the Company from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands, except share data):

           Cash paid to shareholders.......................... $3,000
           Fair market value of 210,000 shares of common stock  2,144
           Transaction costs..................................    319
                                                               ------
           Total acquisition cost............................. $5,463
                                                               ======

   The fair market value of the Company's common stock was based on the closing price as of October 1, 2001, when the terms of the acquisition were agreed to by the parties to the transaction.

   The cost of the acquisition of SPaSE has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

 Working capital (deficit)............................................ $  (335)
 Noncurrent assets and liabilities, net...............................  (1,003)
 Developed technology.................................................     567
 Goodwill.............................................................   4,726
 Acquired in-process research and development costs charged to expense   1,706
 Deferred income taxes................................................    (198)
                                                                       -------
 Total acquisition cost............................................... $ 5,463
                                                                       =======

   The acquisitions of Transilica and SPaSE have allowed the Company to expand its core RF silicon and systems technologies. These acquisitions provide the Company with complementary wireless silicon solutions that, when integrated into consumer or commercial end products, enable users to remotely access data or voice through wireless personal or local areas networks.

   On January 10, 2000, the Company combined with HMTF Acquisition (Bermuda), Ltd. (HMTF Acquisition), the ultimate parent company of Temic Telefunken Hochfrequenztechnik GmbH (Temic), in a transaction accounted for as a purchase business combination. HMTF Acquisition acquired Temic on December 22, 1999. Temic is now called Microtune KG. The consideration in the combination consisted of 3,318,513

                                MICROTUNE, INC.

shares of Series E Preferred Stock and warrants to purchase up to 2,212,342 shares of common stock at an exercise price of $0.001 per share. The results of operations of HMTF Acquisition are included in the results of the Company from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands, except share data):

Fair market value of 3,318,513 shares of Series E Preferred Stock.......... $55,548
Fair market value of warrants to purchase 2,212,342 shares of the Company's
  common stock.............................................................   7,411
Transaction costs..........................................................     185
                                                                            -------
Total acquisition cost..................................................... $63,144
                                                                            =======

   The fair market values of the Series E Preferred Stock and the warrants were based on the estimated fair market value of the Company's common stock at the date of the combination and the cash purchase price paid by HMTF Acquisition for Microtune KG on December 22, 1999 of $60.0 million.

   The cost of the acquisition of Microtune KG has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

 Working capital...................................................... $11,206
 Property and equipment...............................................   6,118
 Intangible assets....................................................   8,037
 Goodwill.............................................................  28,276
 Acquired in-process research and development costs charged to expense  12,692
 Deferred income taxes................................................  (1,914)
 Other assets and liabilities, net....................................  (2,283)
 Loans receivable from stockholders...................................   1,012
                                                                       -------
 Total acquisition cost............................................... $63,144
                                                                       =======

   The following unaudited pro forma information presents the results of operations of the Company as if the combination with HMTF Acquisition and the acquisition of The Tuner Company had occurred as of January 1, 1999. The pro forma information has been prepared by combining the results of operations of the Company and HMTF Acquisition with adjustments to eliminate the 1999 charge for acquired in-process research and development costs and to record additional amortization expense and the impact on the provision for income taxes resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data):

                                                       Year Ended
                                                      December 31,
                                                          1999
                                                      ------------
                                                      (unaudited)
              Revenue................................   $ 46,759
              Loss from operations...................    (13,865)
              Net loss...............................    (11,160)
              Basic and diluted loss per common share   $  (1.76)

                                MICROTUNE, INC.

   The Company's management is primarily responsible for estimating the fair values of intangible assets and acquired in-process research and development. The estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of the companies acquired.

   The value of the acquired developed technology, patents, and other intangibles was determined by discounting the estimated projected net cash flows to be generated from the related assets. Projected net cash flows were based on estimates of future revenues and costs related to such assets. The rate used to discount the net cash flows to present value ranged from 17% to 25%.

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

   The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products of each acquisition for the amount of years as shown in the table below, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rates utilized to discount the net cash flows to present value as shown in the table below were based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects for each acquisition. Projected net cash flows from such products of each acquisition are based on estimates of revenues and operating profit (loss) related to such products. Management expects that the purchased research and development projects generally will be successfully developed into commercially viable products. However, there can be no assurance that commercial viability or timely release of these products will be achieved.

                                                                                    Year
                                                                                    Cash
                                                   Estimated/Actual Cost/Time to   Inflows
                                                         Complete Projects        Began or
                                                  -------------------------------    are
                Acquisition  In Process  Discount                                 Projected
Entity Acquired    Date       Projects     Rate   At Acquisition At Dec. 31, 2001 to Begin
--------------- ----------- ------------ -------- -------------- ---------------- ---------
Transilica Inc.  Nov. 2001  Short-range     35%   $3.2 million/   $3.0 million/     2003
                              wireless              Oct. 2002       Oct. 2002
                            applications
SPaSE, B.V.      Oct. 2001     DVB-T        28%   $2.7 million/   $2.6 million/     2003
                            demodulator             June 2003       June 2003
                            applications
Microtune KG     Jan. 2000  Cable Modem     22%   $0.4 million/   $0.3 million/     2000
                                                    Dec. 2000       Dec. 2000
                            Set-top box     22%   $0.1 million/   $0.1 million/       --
                                                    Oct. 2000       Nov. 2000
                             Automotive     22%   $2.1 million/   $1.8 million/     2002
                                                   March 2002      Sept. 2001
                             Multimedia     22%   $0.4 million/   $0.3 million/     2000
                                                    Oct. 2000       Nov. 2000

                                MICROTUNE, INC.

   At December 31, 2001, the Company expects to essentially meet its original cash flows and return expectations for these projects. Revenues were projected to begin in 2001 for development projects in the set-top box product group, but as of December 31, 2001, it is expected that these projects will not produce any significant future revenues nor will these products generate net cash inflows. However, the failure to develop these products is not expected to have a material impact on the Company's overall return on its investment in the acquired technology or on future results of operations or financial position.

3.  INVENTORIES

   Inventories consists of the following (in thousands):

                                          December 31,
                                         --------------
                                          2001   2000
                                         ------ -------
                         Finished goods. $1,654 $ 4,978
                         Work-in-process  1,550   2,085
                         Raw materials..  6,197   9,326
                                         ------ -------
                                         $9,401 $16,389
                                         ====== =======

4.  PROPERTY AND EQUIPMENT

   Property and equipment, at cost, consists of the following (in thousands):

                                          December 31,
                                         ---------------
                                          2001    2000   Useful Life
                                         ------- ------- -----------
           Leasehold improvements....... $ 1,519 $ 1,227   5 years
           Manufacturing equipment......  14,609  13,702   3 years
           Other equipment..............   7,936   3,039   3 years
           Furniture and fixtures.......     885   1,127   3 years
           Computer software............   4,863   1,834   3 years
                                         ------- -------
           Total property and equipment.  29,812  20,929
           Less accumulated depreciation  10,543   5,750
                                         ------- -------
                                         $19,269 $15,179
                                         ======= =======

5.  INTANGIBLE ASSETS

   Intangible assets consist of the following (in thousands):

                                                      Weighted Average
                                                -----------------------------
                                  December 31,                  Remaining
                                 --------------              Useful Life at
                                  2001    2000  Useful Life December 31, 2001
                                 ------- ------ ----------- -----------------
   Developed technology......... $36,767 $   --  6.9 years      6.9 years
   Patents......................  21,891  2,549  6.7 years      6.4 years
   Employment agreements........   5,010     --  4.0 years      3.9 years
   Other........................   5,186  5,986  5.0 years      3.0 years
                                 ------- ------
   Total intangible assets......  68,854  8,535
   Less accumulated amortization   4,016  2,481
                                 ------- ------
   Net intangible assets........ $64,838 $6,054
                                 ======= ======

                                MICROTUNE, INC.

6.  ACCRUED EXPENSES

   Accrued expenses consists of the following (in thousands):

                                                 December 31,
                                                --------------
                                                 2001    2000
                                                ------- ------
                 Deferred Revenue.............. $ 1,494 $  100
                 Accrued warranty obligation...     743    711
                 Accrued income taxes (Note 8).   5,289  2,145
                 Deferred income taxes (Note 8)     492    373
                 Other.........................   7,081  4,781
                                                ------- ------
                                                $15,099 $8,110
                                                ======= ======

7.  NOTES PAYABLE

   At December 31, 2001, Microtune KG has a credit agreement with a bank that provides for borrowings of up to $0.9 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank (6.75% at December 31, 2001). At December 31, 2001, no borrowings were outstanding under this credit agreement.

8.  COMMITMENTS AND CONTINGENCIES

   In March 2000, the Company entered into a new five-year operating lease for office space in Plano, Texas to be used as its headquarters, as well as for certain administrative, sales and marketing and research and development activities. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under an operating lease with a twenty two year term, which began in December 1999. The Company leases facilities in San Diego, California, primarily for research and development activities. The Company also leases certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of December 31, 2001 are as follows (in thousands):

                               2002...... $ 3,983
                               2003......   3,472
                               2004......   2,496
                               2005......     722
                               2006......     346
                               Thereafter   4,800
                                          -------
                                          $15,819
                                          =======

   As of December 31, 2001, future minimum payments required under the operating lease for the facility in Germany include $3.1 million guaranteed by Microtune KG relating to obligations issued to finance the land and building.

   Rent expense for the years ended December 31, 2001, 2000 and 1999, was $2.3 million, $1.9 million and $0.1 million, respectively.

   From time to time, the Company may be involved in litigation relating to claims arising out of the ordinary course of business. The Company is not currently a party to any material litigation, except for the possible effects, if any, of the matters discussed below. On January 24, 2001, the Company filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on the Company's

                                MICROTUNE, INC.

U.S. patent no. 5,737,035. The Company's complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes the Company's 5,737,035 patent. The lawsuit is still at an early stage.

   Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The Company is aware of at least three such complaints:
Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our Chairman and Chief Executive Officer, Everett Rogers, our Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. Complaints assert claims against the underwriters only. Among other things, the complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters and
(2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The Company is aware that similar allegations have been made in lawsuits challenging over 180 other initial public offerings conducted in 1998, 1999, and 2000. No specific amount of damages is claimed in the three complaints involving our initial public offering. These cases are subject to the Private Securities Litigation Reform Act of 1995 and the Company expects that the cases will be consolidated into a single action. These cases and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin who is expected to set a brief schedule for motions to dismiss. The Company believes that the allegations against Microtune, Inc., Mr. Bartek and Mr. Rogers are without merit. The Company intends to contest them vigorously, including by filing a motion to dismiss these cases. The Company unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurances regarding the outcome of the litigation or any related claim for indemnification or contribution between or among any of the underwriters and us.

9.  INCOME TAXES

   The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows (in thousands):

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      2001      2000     1999
                                                    --------  --------  -------
Benefit computed at the U.S. federal statutory rate $(21,887) $(10,118) $(2,893)
Benefit of losses not recognized...................    5,443     4,660    2,598
Non-deductible stock option compensation...........    1,385     1,427      289
Acquired in-process research and development costs
  for which no tax benefit was recognized..........   11,596     4,315       --
Non-deductible goodwill amortization...............    1,918     1,604       --
Effect of foreign income taxes.....................    1,113       283
Other, net.........................................      250      (137)       6
                                                    --------  --------  -------
Income tax provision (benefit)..................... $   (182) $  2,034  $    --
                                                    ========  ========  =======

                                MICROTUNE, INC.

   The income tax provision (benefit) consists of the following (in thousands):

                                              Year Ended
                                             December 31,
                                           ---------------
                                            2001     2000
                                           -------  ------
                     Foreign income taxes:
                      Current provision... $ 3,164  $2,380
                      Deferred benefit....  (3,494)   (459)
                     State income taxes...     148     113
                                           -------  ------
                     Total................ $  (182) $2,034
                                           =======  ======

   The income of foreign operations before income taxes for the year ended December 31, 2001 and 2000 was $13.7 million and $7.1 million respectively. The Company's Philippines subsidiary is operating under a tax holiday that expires in 2005. The Company received no tax benefit from this tax holiday in the year ended December 31, 2001. Undistributed earnings (approximately $20.8 million at December 31, 2001) of non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon remittance of these earnings.

   Income taxes paid in the years ended December 31, 2001 and 2000 were $0.2 million and $0.6 million, respectfully. No income taxes were paid in 1999.

   The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                              December 31,
                                                           -----------------
                                                            2001      2000
                                                           -------  --------
   Deferred tax liabilities:
    Property and equipment................................ $   314  $     --
    Intangible assets.....................................  21,359     1,223
    Accrued expenses......................................      --       783
    Other.................................................     254       208
                                                           -------  --------
      Total deferred tax liabilities......................  21,927     2,214
   Deferred tax assets:
    Inventory.............................................      85        --
    Accounts receivable...................................     160        --
    Property and equipment................................     880       241
    Intangible assets.....................................   1,077        --
    Accrued expenses......................................     932        --
    Net operating losses..................................  27,860     9,727
    Research and development credits......................   1,434     1,049
    Other.................................................     186         4
                                                           -------  --------
      Total deferred tax assets...........................  32,614    11,021
   Valuation allowance....................................  (9,691)  (11,110)
                                                           -------  --------
          Total deferred tax assets (liabilities) net..... $   996  $ (2,303)
                                                           =======  ========

   The Company has established a valuation allowance to fully reserve its U.S. deferred tax assets at December 31, 2001 and 2000 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2001, the Company had a net operating loss carryforward of approximately $72.6 million, including operating loss carryforwards of Transilica, and an unused research and

                                MICROTUNE, INC.

development credit carryforward of approximately $1.4 million, which begin to expire in the year 2011. The occurrence of a change in ownership of the Company, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

   As a result of the acquisition of Transilica, the Company acquired net operating loss carryforwards, previously incurred by Transilica, aggregating approximately $26.6 million which will begin to expire in 2014. Such net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code, but such limitation is not expected to have a significant impact on the Company's ability to utilize the net operating loss carryforwards.

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

10.  CONVERTIBLE PREFERRED STOCK

   At December 31, 2001, the Company has authorized 25,000,000 shares of preferred stock, which none was outstanding. On August 4, 2000, upon the completion of the Company's initial public offering (Note 10), all then outstanding convertible preferred stock converted into an aggregate of 23.1 million shares of common stock.

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

11.  COMMON STOCK

   In January 2000, the Board of Directors declared a stock dividend of one share of common stock for each outstanding share of common stock of the Company. The effect of the stock dividend is reflected retroactively in the accompanying financial statements.

   On August 4, 2000, the Company completed its initial public offering. The Company issued 4.6 million shares of its common stock resulting in net proceeds of approximately $66.8 million. Upon the completion of the initial public offering, all then outstanding convertible preferred stock (Note 10) converted into an aggregate of 23.1 million shares of common stock and all outstanding warrants were automatically exercised for 2.2 million shares of common stock.

   On December 18, 2001, the Company issued 5.0 million shares of its common stock, resulting in net cash proceeds of approximately $108.9 million.

   At December 31, 2001, 64,986 shares of common stock were issued and outstanding and still subject to the stock purchase and restriction agreements that restrict the transfer of ownership of such stock. Pursuant to the stock purchase and restriction agreements, ownership vests based on employment over periods which range from four to five years from the date of grant. Upon termination of employment of a holder of restricted shares, the Company has the right but not the obligation to purchase any unvested shares, at the stockholder's original cost. At December 31, 2001, the aggregate original cost of shares which were subject to the repurchase right was $3,135.

   At December 31, 2000, the Company had loans receivable from employees of Microtune KG totaling $665,000, which were acquired in the merger with HMTF Acquisition (Note 2). The loans receivable were secured by shares of common stock owned by the employees, were guaranteed by the employees, and bore interest at 3% per annum. All of the notes were paid in full during 2001.

                                MICROTUNE, INC.

   At December 31, 2001 and 2000, the Company also has loans receivable from U.S. employees of the Company totaling $35,000 and $123,000, respectively, which were issued in 1998 and 1996 related to the exercise of stock options. The loans receivable are secured by shares of common stock owned by the employees, are guaranteed by the employees, bear interest at up to 6.8% per annum and are due by April 2004.

12.  STOCK PLANS

   The Company's 1996 Stock Option Plan (the 1996 Plan) was approved by the Board of Directors and the stockholders in August 1996, and provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of the Company. The terms of each option granted under the 1996 Plan are established by the Board of Directors. At December 31, 2001, the Company had reserved 4,459,616 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Plan.

   On August 4, 2000, the Company adopted a new stock option plan (the 2000
Plan). The 2000 Plan provides for incentive stock options and nonqualified stock options to be granted to key employees and consultants of the Company. The terms of each option granted under the 2000 Plan are established by the Board of Directors. At December 31, 2001, the Company had reserved 9,252,035 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Plan.

   On August 4, 2000, the Company adopted a Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for nonqualified stock options to be granted to non-employee members of the Company's Board of Directors. At December 31, 2001, the Company had reserved 150,000 shares of common stock for issuance upon exercise of options granted pursuant to the Director's Plan.

   On November 28, 2001, the Company assumed the obligations under Transilica's Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. The terms of each option granted under the Transilica Stock Option Plan were established by their Board of Directors at the time of grant. At December 31, 2001, the Company had reserved 824,463 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

   A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                           Number of   Weighted-Average
                                            Options     Exercise Price
                                           ----------  ----------------
        Balance at December 31, 1998......  1,843,700       $0.17
         Granted..........................  2,160,150        0.55
         Exercised........................   (994,784)       0.22
         Canceled.........................    (64,000)       0.36
                                           ----------
        Balance at December 31, 1999......  2,945,066        0.42
         Granted..........................  5,771,150        2.84
         Exercised........................   (680,215)       0.35
         Canceled.........................    (54,200)       1.27
                                           ----------
        Balance at December 31, 2000......  7,981,801        2.17
         Granted..........................  2,435,950        9.29
         Assumed in Transilica acquisition    831,967        4.52
         Exercised........................ (1,708,793)       1.77
         Canceled......................... (1,435,144)       2.98
                                           ----------
        Balance at December 31, 2001......  8,105,781       $4.49
                                           ==========

                                MICROTUNE, INC.

   The following presents certain information about outstanding stock options at December 31, 2001:

                                Options Outstanding       Options Exercisable
                          ------------------------------- -------------------
                                    Weighted-  Weighted-            Weighted-
                                     Average    Average              Average
                          Number of Exercise  Contractual Number of Exercise
  Range of Exercise Price  Options    Price      Life      Options    Price
  ----------------------- --------- --------- ----------- --------- ---------
       $0.03-0.38           662,372  $ 0.28       6.6       318,020  $ 0.24
       $0.63-0.88         3,502,825    0.82       7.9       882,058    0.83
       $1.25-10.40        3,193,275    6.96       9.4       785,823    3.69
       $11.75-38.00         747,309   15.39       9.3        41,307   20.62
                          ---------                       ---------
                          8,105,781                       2,027,208
                          =========                       =========

   At December 31, 2000 and 1999, the number of exercisable options was 550,499 and 419,314, respectively, and the weighted-average exercise price of those options was $0.50 and $0.21, respectively.

   The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock options is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the remaining vesting periods of the options on a straight-line basis.

   In 2001 and 2000, the Company recorded approximately $17.8 million and $16.5 million, respectively, of deferred stock option compensation as a result of granting stock options with deemed exercise prices below the estimated fair value per share of the Company's common stock at the date of grant and as a result of the Transilica acquisition. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the applicable options. As of December 31, 2001 and 2000, unamortized deferred stock compensation was $28.3 million and $14.6 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was 1.7 years at December 31, 2001.

   On August 4, 2000, the Company also adopted an Employee Stock Purchase Plan (the Purchase Plan). A total of 400,000 shares of common stock was reserved for issuance under the plan. The Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue Code of 1986, as amended, contains successive six month offering periods. The offering periods generally start on the first trading day on or after November 1 and May 1 of each year, except for the first such offering period which commenced on the first trading day after the effective date of the Company's initial public offering and ended on the last trading day on or before October 31, 2000. Generally, employees are eligible to participate if they are employed by the Company or any of its participating subsidiaries for at least 20 hours per week and more than five months in any calendar year.Participants may purchase common stock through deductions of up to 15% of the participant's compensation. The maximum number of shares a participant may purchase during a single offering period is 1,000 shares. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. The price of stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the purchase period or at the end of each purchase period. For the year ended December 31, 2001, 65,596 shares were issued under the Purchase Plan.

                                MICROTUNE, INC.

   Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                   2001   2000   1999
                                                   -----  -----  -----
         Volatility:
            After initial public offering.........  96.5%    75%    --
            Before initial public offering........   N/A      0%     0%
         Weighted-average expected lives..........   4.5    4.8    4.5
         Expected dividend yields.................    --     --     --
         Weighted-average risk-free interest rates  4.15%   6.6%   5.5%
         Fair value of options:
         Granted at market price.................. $6.70  $6.19     --
         Granted at prices less than market.......    --  $3.73  $1.39

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                       2001      2000     1999
                                                     --------  --------  -------
                                                      (in thousands, except per
                                                             share data)
Pro forma net loss applicable to common stockholders $(69,045) $(31,946) $(8,652)
                                                     ========  ========  =======
Basic and diluted pro forma loss per share.......... $  (1.71) $  (1.58) $ (1.36)
                                                     ========  ========  =======

13.  EMPLOYEE BENEFIT PLANS

   In January 1997, the Board of Directors and Stockholders approved a plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who meet a minimum service requirement. Under the Plan, the Company can elect to make voluntary contributions. No contributions were made by the Company in 2001, 2000, and 1999.

   Microtune KG and its subsidiaries sponsor defined benefit retirement plans for its employees. Retirement benefit expense for the year ended December 31, 2001 or 2000 was not significant.

14.  RESTRUCTURING COSTS

   In the fourth quarter of 2001 the Company recorded a $3.0 million charge related to restructuring actions, primarily related to the consolidation of the Company's manufacturing operations in the Philippines from two factories into a single factory. Of the $3.0 million charge, $0.8 million related to severance for 477 employees

                                MICROTUNE, INC.

that had been paid out by year end, $1.3 million related to write-offs of equipment to be disposed of, $0.4 million related to write-offs of VAT receivables which will not be collectable and the remaining $0.5 million related to the write-down of other assets and accrual of costs related to the restructuring. The equipment which was written-off will no longer be used at the Philippines factory and is expected to be completely disposed of during the first half of 2002. At December 31, 2001 accrued restructuring costs totaled $0.8 million. Such costs are expected to be paid in cash during the first half of 2002.

15.  GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

   The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States. The Company also has a significant design centers in Germany and the Netherlands and one manufacturing facility in the Philippines. Net income from foreign operations totaled $13.5 million and $5.4 million for the years ended December 31, 2001 and 2000, respectfully. Revenues by geographical area are summarized below (in thousands):

                                         Year Ended
                                        December 31,
                                       ---------------
                                        2001    2000
                                       ------- -------
                         North America $26,400 $35,567
                         Europe.......  15,929  12,032
                         Asia Pacific.  20,446  21,507
                         Other........     330   1,723
                                       ------- -------
                         Total........ $63,105 $70,829
                                       ======= =======

   During 2001 and 2000, the Company did derive revenues exceeding 10% of total revenues from shipments to customers locations in the United States, Germany and Taiwan. However, the customers which composed the majority of the revenues in these countries are large corporations with worldwide operations.

   The locations of property and equipment are summarized below (in thousands):

                                         Year Ended
                                        December 31,
                                       ---------------
                                        2001    2000
                                       ------- -------
                         North America $ 7,131 $ 2,461
                         Europe.......   8,943   8,104
                         Asia Pacific.     859      --
                         Philippines..   2,336   4,614
                                       ------- -------
                         Total........ $19,269 $15,179
                                       ======= =======

   Sales to DaimlerChrysler accounted for approximately 22% and 19% of consolidated net revenues for the year ended December 31, 2001 and 2000, respectfully. The loss of Daimler Chrysler as a customer could have a material adverse impact on the Company's future results of operation. Sales to the Company's twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 80% and 77% of the Company's total revenues for the year ended December 31, 2002 and 2000, respectively.

                                MICROTUNE, INC.

16.  QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         Three Months Ended
                                                            -------------------------------------------
                                                            December 31, December 30, June 30, March 31,
                                                                2001         2001       2001     2001
                                                            ------------ ------------ -------- ---------
Net revenues...............................................   $ 15,976     $15,015    $14,455   $17,659
Cost of revenues...........................................     10,413       9,981     10,101    14,088
                                                              --------     -------    -------   -------
Gross margin...............................................      5,563       5,034      4,354     3,571
Operating expenses:
   Research and development:
       Stock option compensation...........................      1,185         335        339       340
       Other...............................................      6,235       4,383      3,579     3,954
                                                              --------     -------    -------   -------
                                                                 7,420       4,718      3,918     4,294
   Acquired in-process research and development............     34,106          --         --        --
   Selling, general and administration:
       Stock option compensation...........................        478         363        420       614
       Other...............................................      4,296       3,180      4,249     3,869
                                                              --------     -------    -------   -------
                                                                 4,774       3,543      4,669     4,483
   Restructuring costs.....................................      3,013          --         --        --
   Amortization of intangible assets and goodwill..........      2,602       1,804      1,804     1,802
                                                              --------     -------    -------   -------
       Total operating expenses............................     51,915      10,065     10,391    10,579
                                                              --------     -------    -------   -------
Loss from operations.......................................    (46,352)     (5,031)    (6,037)   (7,008)
Other income (expense):
   Interest income.........................................        526         693        814     1,058
   Foreign currency translation and transaction gains
     (losses), net.........................................       (858)        (79)    (1,221)       55
   Other...................................................        (23)       (972)        18        44
                                                              --------     -------    -------   -------
Loss before provision for income taxes.....................    (46,707)     (5,389)    (6,426)   (5,851)
Provision (benefit) for income taxes.......................        297          14       (185)     (307)
                                                              --------     -------    -------   -------
Net loss...................................................   $(47,004)    $(5,403)   $(6,241)  $(5,544)
                                                              ========     =======    =======   =======
Basic and diluted loss per common share....................   $  (1.09)    $ (0.14)   $ (0.16)  $ (0.14)
                                                              ========     =======    =======   =======
Weighted-average shares used in computing basic and diluted
  loss per common share....................................     43,228      39,711     39,327    38,841
                                                              ========     =======    =======   =======

   In the fourth quarter 2001, the Company acquired two companies (Note 2), which increased operating expenses primarily related to research and development expenses, acquired in-process research and development and amortization of goodwill and intangible assets. In the fourth quarter of 2001, the Company also recorded a restructuring charge of $3.0 million, primarily due to the consolidation of its manufacturing operations in the Philippines into a single factory.

                                MICROTUNE, INC.

   In the third quarter of 2001 the Company recorded a $1.0 million charge to write-off its investment in a radio frequency focused company, due to the uncertainty as to the recovery of this investment.

                                                                         Three Months Ended
                                                            -------------------------------------------
                                                            December 31, December 30, June 30, March 31,
                                                                2000         2000       2000     2000
                                                            ------------ ------------ -------- ---------
Net revenues...............................................   $21,933      $19,935    $15,065  $ 13,896
Cost of revenues...........................................    13,784       12,654      9,860    10,071
                                                              -------      -------    -------  --------
Gross margin...............................................     8,149        7,281      5,205     3,825
Operating expenses:
   Research and development:
       Stock option compensation...........................       369          365        359       267
       Other...............................................     3,702        4,093      3,093     2,584
                                                              -------      -------    -------  --------
                                                                4,071        4,458      3,452     2,851
Acquired in-process research and development...............        --           --         --    12,692
Selling, general and administration:
   Stock option compensation...............................       745          715        856       522
   Other...................................................     4,273        4,073      4,795     3,302
                                                              -------      -------    -------  --------
                                                                5,018        4,788      5,651     3,824
Restructuring costs........................................        --           --         --        --
Amortization of intangible assets and goodwill.............     2,192        1,829      2,215     2,178
                                                              -------      -------    -------  --------
       Total operating expenses............................    11,281       11,075     11,318    21,545
                                                              -------      -------    -------  --------
Loss from operations.......................................    (3,132)      (3,794)    (6,113)  (17,720)
Other income (expense):
   Interest income.........................................     1,367          864        220       276
   Foreign currency translation and transaction gains
     (losses), net.........................................    (1,975)        (547)      (806)      877
   Other...................................................       243           20        289       171
                                                              -------      -------    -------  --------
Loss before provision for income taxes.....................    (3,497)      (3,457)    (6,410)  (16,396)
Provision for income taxes.................................       348          936        386       364
                                                              -------      -------    -------  --------
Net loss...................................................   $(3,845)     $(4,393)   $(6,796) $(16,760)
                                                              =======      =======    =======  ========
Basic and diluted loss per common share....................   $ (0.10)     $ (0.16)   $ (0.86) $  (2.21)
                                                              =======      =======    =======  ========
Weighted-average shares used in computing basic and diluted
  loss per common share....................................    38,214       27,023      7,881     7,571
                                                              =======      =======    =======  ========

   The Company completed its initial public offering of its common stock on August 4, 2000 (Note 1), which significantly increased the Company's available resources for investments in marketable securities in the third and fourth quarter of 2000 resulting in increased interest income.

   In the first quarter of 2000, the Company acquired Microtune KG (Note 2). In connection with the acquisition, the Company recorded $12.7 million in acquired in-process research and development costs; in the first quarter of 2000.