Form 10-Q
period 2002-03-31
MICROTUNE INC
filed 2002-05-15
CIK 1108058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                   YES [X]   NO

As of April 30, 2002, 53,344,304 shares of the Registrant's common stock were outstanding.

                                 Microtune, Inc.

                                    FORM 10-Q
                                 March 31, 2002

                                      INDEX

                                                                                                              Page
                                                                                                              ----

Part I Financial Information

  Item 1. Financial Statements ................................................................................  3

     Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 (unaudited) ..........................  3
     Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (unaudited) .....  4
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited) .....  5
     Notes to Consolidated Financial Statements (unaudited) ...................................................  6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ............... 14

  Item 3. Qualitative and Quantitative Disclosure About Market Risk ........................................... 19

     Factors Affecting Future Operating Results and Stock Price ............................................... 20

Part II Other Information

  Item 1. Legal Proceedings ................................................................................... 38

  Item 2. Changes In Securities and Use of Proceeds ........................................................... 39

  Item 3.  Defaults Upon Senior Securities .................................................................... 39

  Item 4. Submission of Matters to a Vote of Security Holders. ................................................ 39

  Item 5. Other Information. .................................................................................. 39

  Item 6. Exhibits and Reports on Form 8-K .................................................................... 39

Signatures .................................................................................................... 40

Exhibit ....................................................................................................... 41

                          PART I Financial Information

Item 1. Financial Statements

                                 Microtune, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                 Assets                                        March 31, 2002     December 31, 2001
                                                                               --------------     -----------------
Current assets:
      Cash and cash equivalents ...........................................     $  164,247            $   173,149
      Accounts receivable, net of allowance for doubtful accounts of
          $682 at March 31, 2002 and $592 at December 31, 2001 ............         13,853                 14,580
      Inventories .........................................................          9,498                  9,401
      Deferred income taxes ...............................................            388                    389
      Other current assets ................................................          1,103                  3,206
                                                                               -----------            -----------
          Total current assets ............................................        189,089                200,725

Property and equipment, net ...............................................         18,393                 19,269
Intangible assets, net of accumulated amortization of $6,516 at March
      31, 2002 and $3,841 at December 31, 2001 ............................         61,602                 64,136
Goodwill, net of accumulated amortization of $11,210 at March 31, 2002
      and December 31, 2001 ...............................................         51,040                 51,040
Deferred income taxes .....................................................          1,382                  1,419
Other assets and deferred charges .........................................          1,437                  1,113
                                                                               -----------            -----------
               Total assets ...............................................    $   322,943            $   337,702
                                                                               ===========            ===========

                  Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable ....................................................      $   6,187              $   7,856
      Accrued expenses ....................................................         11,858                 15,099
      Accrued compensation ................................................          2,460                  2,355
                                                                               -----------            -----------
          Total current liabilities .......................................         20,505                 25,310

Deferred income taxes .....................................................            320                    320
Other noncurrent liabilities ..............................................          2,280                  2,286
Commitments ...............................................................

Stockholders' equity:
    Preferred stock, $0.001 par value per share
      Authorized shares - 25,000 at March 31, 2002 and December 31, 2001 ..              -                      -
    Common stock, $0.001 par value per share
      Authorized shares - 150,000 at March 31, 2002 and December 31, 2001;
          issued and outstanding shares - 53,275 at March 31,
          2002 and 52,737 at December 31, 2001 ............................             53                     53
    Additional paid-in capital ............................................        449,851                450,081
    Unearned stock compensation ...........................................        (24,657)               (28,317)
    Loans receivable from stockholders ....................................           (296)                   (35)
    Accumulated other comprehensive loss ..................................           (988)                  (988)
    Accumulated deficit ...................................................       (124,125)              (111,008)
                                                                               -----------            -----------
          Total stockholders' equity ......................................        299,838                309,786
                                                                               -----------            -----------
               Total liabilities and stockholders' equity .................     $  322,943             $  337,702
                                                                                ==========            ===========

See accompanying notes.

                                 Microtune, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            ----------------------------
                                                                                2002              2001
                                                                            ------------      -----------
Net revenues ............................................................    $ 18,243         $ 17,659
Cost of revenues ........................................................      11,450           14,088
                                                                            ---------         --------
Gross margin ............................................................       6,793            3,571
Operating expenses:
     Research and development:
         Stock option compensation ......................................       2,577              340
         Other ..........................................................       8,777            3,954
                                                                            ---------         --------
                                                                               11,354            4,294
     Selling, general and administration:
         Stock option compensation ......................................         758              614
         Other ..........................................................       5,344            3,869
                                                                            ---------         --------
                                                                                6,102            4,483
     Restructuring costs ................................................          54                -
     Amortization of intangible assets and goodwill .....................       2,684            1,802
                                                                            ---------         --------
         Total operating expenses .......................................      20,194           10,579
                                                                            ---------         --------
Loss from operations ....................................................     (13,401)          (7,008)
Other income (expense):
     Interest income, net ...............................................         821            1,058
     Foreign currency translation and transaction gains (losses), net ...        (348)              55
     Other ..............................................................        (118)              44
                                                                            ---------         --------
Loss before income taxes ................................................     (13,046)          (5,851)
Income tax expense (benefit) ............................................          71             (307)
                                                                            ---------         --------
Net loss ................................................................   $ (13,117)        $ (5,544)
                                                                            =========         ========

Basic and diluted loss per common share .................................    $  (0.25)        $  (0.14)
                                                                            =========         ========
Weighted-average shares used in computing basic and diluted loss per
     common share .......................................................      52,389           38,841
                                                                            =========         ========

See accompanying notes.

                                 Microtune, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2002           2001
                                                                                     --------        -------
Operating activities:
    Net loss ...................................................................     $(13,117)       $(5,544)
    Adjustments to reconcile net loss to net cash used in operating activities, net of effects of business combination:
       Depreciation ............................................................        1,691          1,655
       Amortization of intangible assets .......................................        2,684            392
       Amortization of goodwill ................................................            -          1,410
       Foreign currency translation and transaction gains (losses), net ........          348            (55)
       Amortization of deferred stock option compensation ......................        3,335            954
       Deferred income taxes ...................................................           39           (758)
       Changes in operating assets and liabilities:
           Accounts receivable .................................................          727          1,111
           Inventories .........................................................          (97)          (779)
           Other assets ........................................................        1,903           (402)
           Accounts payable ....................................................       (1,669)        (1,296)
           Accrued expenses ....................................................       (3,185)          (219)

           Accrued compensation ................................................          104            126
                                                                                     --------        -------
                Net cash used in operating activities ..........................       (7,237)        (3,405)
Investing activities:
    Purchases of property and equipment ........................................       (1,244)        (4,087)
    Sale of property and equipment .............................................          428             29
    Loans receivable ...........................................................         (122)             -
    Purchase of intangible assets ..............................................         (150)           (26)
                                                                                     --------        -------
                Net cash used in investing activities ..........................       (1,088)        (4,084)
Financing activities:
    Proceeds from issuance of common stock upon exercise of stock options and
       from shares purchased under Employee Stock Purchase Plan ................          571            869
    Loans receivable from stockholders .........................................         (261)           665
      Other, net ...............................................................         (539)             -
                                                                                     --------        -------
                Net cash provided by (used in) financing activities ............         (229)         1,534
Effect of foreign currency exchange rate changes on cash .......................         (348)            68
                                                                                     --------        -------
Net change in cash and cash equivalents ........................................       (8,902)        (5,887)
Cash and cash equivalents at beginning of period ...............................      173,149         77,650
                                                                                     --------        -------
Cash and cash equivalents at end of period .....................................     $164,247        $71,763
                                                                                     ========        =======

See accompanying notes.

                                 Microtune, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

                                   (unaudited)

1. Basis of Presentation

General

The accompanying unaudited financial statements as of and for the three months ended March 31, 2002 and 2001 have been prepared by Microtune, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2002 have been made. Results of operations for the three months ended March 31, 2002, are not necessarily indicative of results of operations to be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, effective as of June 20, 2001 and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method of accounting for business combinations has been eliminated. Also, the criteria for recognizing acquired intangible assets apart from goodwill has been changed, and acquired goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 141 and SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning December 31, 2001. Intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, intangible assets relating to an acquired workforce of $701,600, net of the related accumulated amortization at December 31, 2001 of $175,400 were reclassified to goodwill as of December 31, 2001. See Note 7 for further detail of intangible assets.

With the application of the nonamortization provisions of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis assuming the nonamortizaton provisions of SFAS No. 142 were effective January 1, 2001 (in thousands, except per share data):

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                   2002                2001
                                                 --------            --------
Net Loss:
   Reported net loss .........................   $(13,117)           $ (5,544)
   Goodwill and workforce amortization .......          -               1,432
                                                 --------            --------
   Adjusted net loss .........................   $(13,117)           $ (4,112)
                                                 ========            ========
Basic and diluted loss per common share:
   Reported net loss .........................   $  (0.25)          $   (0.14)
   Goodwill and workforce amortization .......          -                0.03
                                                ---------            --------
   Adjusted net loss .........................   $  (0.25)          $   (0.11)
                                                 ========            ========

As of January 1, 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and determined that no impairment existed at that date. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the company are not achieved, resulting in decreases in the related estimated fair market values.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. The adoption of this standard did not have an effect on the operating results or the financial position of the Company.

2. Business Acquisitions

On November 28, 2001, the Company acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately-held company based in California. Transilica was engaged in research and development of silicon and system-on-chip products for short-range wireless applications. The consideration in the acquisition consisted of 7,206,187 shares of the Company's common stock. In addition, the Company assumed 831,967 Transilica stock options. The merger agreement also provided that approximately 15% of the total shares of the Company's common stock be placed in escrow for the purpose of securing the indemnification obligations of Transilica under the merger agreement. The escrow shares are to be released periodically, subject to any escrow claims, at the end of each of the three years following the closing. The results of operations of Transilica are included in the results of operations of the Company from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands, except share data):

   Fair market value of 7,206,187 shares of common stock
   (including 1,206,307 shares placed in escrow) .................. $130,072
   Fair market value of 831,967 Transilica stock options assumed ..   13,937
   Transaction costs ..............................................    2,130
                                                                    --------
   Total acquisition cost ......................................... $146,139
                                                                    ========

The fair market value of the Company's common stock was based on the closing stock price on the date of acquisition. The fair value of the Transilica stock options assumed was based on the Black-Scholes option valuation model.

The cost of the acquisition has been allocated to the assets and liabilities acquired, acquired in-process research and development and deferred stock compensation, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

  Working capital ..................................................... $    386
  Noncurrent assets and liabilities, net ..............................    2,368
  Developed technology ................................................   36,200
  Patents .............................................................   19,300
  Employment and non-compete agreements ...............................    5,010
  Goodwill ............................................................   28,546
  Acquired in-process research and development costs charged to expense   32,400
  Unearned stock compensation .........................................   21,929
                                                                        --------
  Total acquisition cost .............................................. $146,139
                                                                        ========

Unearned stock compensation recorded in connection with the acquisition represents the intrinsic value of Transilica's unvested stock options and restricted common stock shares for which future service is required subsequent to the date of the acquisition in order for the employee to vest in the stock options and restricted common stock shares. The amount allocated to unearned compensation has been deducted from the estimated fair value of the unvested stock options and restricted common stock shares for purposes of the allocation of purchase price to assets acquired. The unearned stock compensation will be amortized to expense over the remaining vesting period of the unvested stock options and restricted common stock shares of one to four years. The Company is in the process of evaluating the other assets and liabilities acquired in the Transilica acquisition. The final allocation of the purchase price, which is expected to be complete in the third quarter of 2002, will be based on the complete evaluation of the acquired assets and liabilities.

On October 16, 2001, the Company acquired a research and design center, located in the Netherlands, which was subsequently renamed the Microtune Holland Design Center (MHDC). MHDC specializes in the design of digital signal processing VLSI chips and associated software, currently targeted at the digital television equipment market. MHDC's products provide decoding and decompression of video and audio that are embedded within the radio-frequency transmitted signals. The consideration in the acquisition consisted of $3,000,000 of cash and 210,000 shares of the Company's common stock. The results of operations of MHDC are included in the results of operations of the Company from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands, except share data):

  Cash paid to shareholders ...........................................  $3,000
  Fair market value of 210,000 shares of common .......................   2,144
  Transaction costs ...................................................     319
                                                                         ------
  Total acquisition cost ..............................................  $5,463
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

The cost of the acquisition has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

  Working capital (deficit) ........................................... $  (335)
  Noncurrent assets and liabilities, net ..............................  (1,003)
  Developed technology ................................................     567
  Goodwill ............................................................   4,726
  Acquired in-process research and development costs charged to expense   1,706
  Deferred income taxes ...............................................    (198)
                                                                        -------
  Total acquisition cost .............................................. $ 5,463
                                                                        =======

The acquisitions of Transilica and MHDC have allowed the Company to expand its core RF silicon and systems technologies. These acquisitions provide the Company with complementary wireless silicon solutions that, when integrated into consumer or commercial end products, enable users to remotely access data or voice through wireless personal or local areas networks.

The Company's management is primarily responsible for estimating the fair values of intangible assets and acquired in-process research and development. The estimates of the fair values of intangible assets and acquired in-process research and development were determined based on information furnished by management of the companies acquired.

The value of the acquired developed technology, patents, and other intangibles was determined by discounting the estimated projected net cash flows to be generated from the related assets. Projected net cash flows were based on estimates of future revenues and costs related to such assets. The rate used to discount the net cash flows to present value ranged from 17 % to 25%.

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

The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products of each acquisition for the amount of years as shown in the table below, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rates utilized to discount the net cash flows to present value as shown in the table below were based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects for each acquisition. Projected net cash flows from such products of each acquisition are based on estimates of revenues and operating profit (loss) related to such products. Management expects that the purchased research and development projects generally will be successfully developed into commercially viable products and expects to essentially meet its original cash flows and return expectations for these projects. However, there can be no assurance that commercial viability or timely release of these products will be achieved.

                                                                     Estimated/Actual Cost/Time to
                                                                          Complete Projects               Year Cash
                                                                   ---------------------------------  Inflows Began or
Entity Acquired      Acquisition     In Process       Discount                        At March 31,      are Projected
                         Date         Projects          Rate       At Acquisition         2002            to Begin
----------------------------------------------------------------------------------------------------------------------
Transilica Inc.       Nov. 2001      Short-range        35%        $3.2 million/     $3.0 million/          2003
                                      wireless                       Oct. 2002         Oct. 2002
                                    applications
SPaSE, B.V.           Oct. 2001      Demodulator        28%        $2.7 million/     $2.5 million/          2003
                                       design                        June 2003         June 2003

3. Earnings Per Share

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                   2002           2001
                                                 ---------      ---------
   Stock options ..............................      8,347          7,779
   Restricted common stock ....................        665            180
   Employee stock purchase plan ...............         20             28
                                                 ---------      ---------
   Total anti-dilutive securities excluded ....      9,032          7,987
                                                 =========      =========
4. Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. The Company's investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy.

5. Inventories

Inventories consists of the following (in thousands):

                                                  March 31,     December 31,
                                                    2002           2001
                                                  ---------     ------------
    Finished goods ............................    $   722        $ 1,654
    Work-in-process ...........................      2,972          1,550
    Raw materials .............................      5,804          6,197
                                                   -------        -------
                                                   $ 9,498        $ 9,401
                                                   =======        =======

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value.

6. Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

                                      March 31,       December 31,
                                         2002             2001       Useful Life
                                      ---------       ------------   -----------
    Leasehold improvements .........   $  1,514         $  1,519      5 years
    Manufacturing equipment ........     14,351           14,609      3 years
    Other equipment ................      8,395            7,936      3 years
    Furniture and fixtures .........        832              885      3 years
    Computer software ..............      5,585            4,863      3 years
                                       --------         --------
    Total property and equipment ...     30,677           29,812
    Less accumulated depreciation ..     12,284           10,543
                                       --------         --------
                                       $ 18,393         $ 19,269
                                       ========         ========

7.   Intangible Assets

Excluding goodwill and intangible assets reclassified into goodwill as of December 31, 2001, amortization expense on intangible assets was $2.7 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively.

The following table sets forth the estimated amortization expense of intangible assets for the fiscal years ending December 31 (in thousands):

                         2002 ...............  $10,731
                         2003 ...............   10,700
                         2004 ...............   10,237
                         2005 ...............    8,789
                         2006 ...............    7,928

Intangible assets consist of the following (in thousands):

                                           March 31, 2002           December 31, 2001               Weighted Average
                                     ------------------------------------------------------  --------------------------------
                                                                                                             Remaining
                                        Gross       Accum.         Gross         Accum                      Useful Life
                                       Carrying     Amort-        Carrying       Amorti-       Useful          at
                                        Amount      zation         Amount        zation         Life       March 31,2002
                                     ------------- ---------   --------------  -----------  ------------ -----------------

Developed technology ..............    $ 36,767     $ 1,804        $36,767        $  463      6.9 years       6.6 years
Patents ...........................      22,032       2,241         21,891         1,424      6.7 years       6.2 years
Employment agreements .............       5,010         417          5,010           104      4.0 years       3.7 years
Other .............................       4,309       2,054          5,186         2,025      5.0 years       2.8 years
                                        -------     -------        -------        ------      ---------       ---------
                                       $ 68,118     $ 6,516        $68,854        $4,016      6.5 years       6.0 years
                                       ========     =======        =======        ======      =========       =========

8.   Accrued Expenses


Accrued expenses consists of the following (in thousands):

                                                   March 31,       December 31,
                                                      2002             2001
                                                  -----------      -----------
      Deferred revenue .........................     $     -          $ 1,494
      Accrued warranty obligation ..............         416              743
      Accrued income taxes .....................       5,221            5,289
      Deferred income taxes ....................         493              492
      Other ....................................       5,748            7,081
                                                     -------          -------
                                                     $11,858          $15,099
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

The provision for the three months ended March 31, 2002 and the benefit for the three months ended March 31, 2001 consists of foreign income taxes and U.S. state taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. The impact of this change on deferred income taxes was recorded in the third quarter of 2000 when the law was enacted.

10. Notes Payable

At March 31, 2002, Microtune KG has a credit agreement with a bank that provides for borrowings of up to $0.9 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank (6.75% at March 31, 2002). At March 31, 2002, no borrowings were outstanding under this credit agreement.

11. Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except as described below.

On January 24, 2001, the Company filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on the Company's U.S. patent no. 5,737,035. The Company's complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes the Company's 5,737,035 patent. On May 7, 2002 Broadcom Corporation filed a Motion for Leave to Supplement its counterclaim asking the court's permission to add a counterclaim asserting infringement by Microtune of Broadcom's U.S. patent no. 6,377,315. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. No hearing date has been set for the motion.

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

12. Stock Plans

In 2001 and 2000, the Company recorded approximately $17.8 million and $16.5 million, respectively, of deferred stock option compensation as a result of granting stock options with deemed exercise prices below the estimated fair value per share of the Company's common stock at the date of grant and as a result of the Transilica acquisition. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the applicable options. As of March 31, 2002 and December 31, 2001, unamortized deferred stock compensation was $24.7 million and $28.3 million, respectively. The weighted-average remaining vesting period of outstanding compensatory stock options was 1.7 years at December 31, 2001.

13. Restructuring Costs

In the fourth quarter of 2001 the Company recorded a $3.0 million charge related to restructuring actions, primarily related to the consolidation of the Company's manufacturing operations in the Philippines from two factories into a single factory. Of the $3.0 million charge, $0.8 million related to severance for 477 employees that had been paid out by year end, $1.3 million related to write-offs of equipment to be disposed of, $0.4 million related to write-offs of VAT receivables which will not be collectable and the remaining $0.5 million related to the write-down of other assets and accrual of costs related to the restructuring. The equipment which was written-off will no longer be used at the Philippines factory and is expected to be completely disposed of during the first half of 2002. At March 31, 2002 accrued restructuring costs totaled $0.7 million. Such costs are expected to be paid in cash during the first half of 2002.

14. Geographic Information and Significant Customers

The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States. The Company also has significant design centers in Germany, the Netherlands and Singapore and a manufacturing facility in the Philippines. Revenues by geographical area are summarized below (in thousands):

                                       Three Months Ended March 31,
                                       ----------------------------
                                          2002              2001
                                       ----------        ----------
   North America                        $  5,045          $ 10,003
   Europe                                  4,647             3,678
   Asia Pacific                            8,551             3,896
   Other                                       -                82
                                        --------          --------
                                        $ 18,243          $ 17,659
                                        ========          ========

Sales to DaimlerChrysler, Askey and Terayon (through their subcontractor Cal-Comp Electronic) accounted for approximately 21%, 14% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2002. Sales to DaimlerChrysler, Com21 and Ericsson accounted for approximately 20%, 15% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2001

Property and equipment are summarized below (in thousands):

                                       March 31,        December 31,
                                          2002             2001
                                       ---------        ------------
   North America                        $  7,556          $  7,131
   Europe                                  7,962             8,943
   Philippines                             2,080             2,336
   Asia Pacific                              795               859
                                        --------          --------
                                        $ 18,393          $ 19,269
                                        ========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements in the discussion and analysis below contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Microtune. Such forward looking statements often contain the words "plan", "could", "would", "may", "believe", "anticipates", "estimates", "expects", and words of similar import, and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Operating Results and Stock Price" in this report, which describes factors that could cause actual events to differ materially from those contained in the forward looking statements.

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

     In November 2001, we consummated our acquisition of Transilica Inc. (Transilica). Transilica was founded in 1998 and designs system-on-chip silicon products for next-generation short-range wireless applications. The products Transilica is developing consist of highly integrated solutions incorporating radio transceivers, digital baseband and software on a single chip, which offer customers low-power consumption and small form factors. Transilica's initial products are targeted at the Bluetooth and 802.11 standards, which are communication protocols for short-range wireless applications. To date, Transilica's activities have consisted primarily of product research and development. The first production revenues have been earned from the sale of Transilica's Bluetooth products during the three months ended March 31, 2002. Transilica is also capable of designing customized system-on-chip solutions to meet a customer's specific application requirements.

     See Note 2 of our Notes to Consolidated Financial Statements for additional information on our business acquisitions.

     Financial Information

     Since inception we have incurred significant losses, and as of March 31, 2002, we had an accumulated deficit of approximately $124.1 million. With the acquisition of Transilica, our activities have expanded into the wireless connectivity market with Bluetooth technology and 802.11 technology. We have not previously designed, manufactured, or marketed in this area. Our limited combined operating history combined with business risks, including those risks set forth under the caption "Factors Affecting Future Operating Results and Stock Price" in this Form 10-Q, make the prediction of future results of operations difficult, and as a result there can be no assurance that we will achieve or sustain revenue growth or profitability.

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

     We use IBM, TSMC and X-FAB to manufacture our wafers and Amkor and Carsem to assemble our integrated circuits. We perform final testing, packaging and shipping of our integrated circuits at our facility in Plano, Texas, and overseas at Amkor, Carsem and United Test & Assembly Center. With respect to our tuner modules, we perform most of our assembly and calibration functions in our factory in Manila, Philippines. Test functions of our tuner modules are performed in our factory in Manila, Philippines, at our facility in Huntsville, Alabama and at AMB Electric in Landshut, Germany.

Results of Operations

     The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of net revenues:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ---------         ---------
Net revenues .....................................     100 %             100 %
Cost of revenues .................................      63                80
                                                    ---------         ---------
Gross margin .....................................      37                20
Operating expenses:
  Research and development:
    Stock option compensation ....................      14                 2
    Other ........................................      48                22
                                                    ---------         ---------
                                                        62                24
  Selling, general and administration:
    Stock option compensation ....................       4                 3
    Other ........................................      30                22
                                                    ---------         ---------
                                                        34                25
  Restructuring costs ............................       -                 -
  Amortization of intangible assets and goodwill .      15                10
                                                    ---------         ---------
    Total operating expenses .....................     111                59
                                                    ---------         ---------
Loss from operations .............................     (74)              (39)
Other income (expense) ...........................       2                 6
                                                    ---------         ---------
Loss before income taxes .........................     (72)              (33)
Income tax expense (benefit) .....................       -                 2
                                                    ---------         ---------
Net loss .........................................     (72)%             (31)%
                                                    =========         =========

Comparison of the Three Months Ended March 31, 2002 and 2001

Net Revenues

     Our net revenues increased $0.6 million, or 3%, to $18.2 million in the three months ended March 31, 2002, from $17.7 million in the three months ended March 31, 2001. This increase is primarily due to growth experienced in the broadband communications sector, as well as sales from the initial production in the Bluetooth(TM) wireless connectivity products during the first quarter of 2002. Sales to DaimlerChrysler, Askey and Terayon (through their subcontractor Cal-Comp Electronic) accounted for approximately 21%, 14% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2002. Sales to DaimlerChrysler, Com21 and Ericsson accounted for approximately 20%, 15% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2001. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 94% and 91% of our revenues for the three months ended March 31, 2002 and 2001, respectively. We could experience pricing pressures at any point in the future for our products.

Cost of Revenues

     Cost of revenues includes the cost of purchases for subcontracted materials, integrated circuit assembly, factory labor and overhead and warranty costs. In addition, we perform final testing of our products and incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. Our subcontracted materials experience cyclical trends in pricing due to fluctuations in demand. Our costs of revenues in the three months ended March 31, 2002 were $11.5 million, or 63% of net revenues, compared to $14.1 million, or 80% of net revenues, in the three months ended March 31,

2001. Our gross margins in the three months ended March 31, 2002 increased compared to the same period for 2001 as a result of the consolidation of our factories in Manila in the fourth quarter 2001 and strength in silicon sales. In the near future, we believe gross margins may continue to improve due to increased efficiencies in our factories and increasing levels of our silicon in our product mix partially offset by increased selling price pressures. However, we do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which may be offset over time as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product.

Research and Development

     Research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development efforts are currently focused primarily on development of the next generation of RF products. Research and development expenses for the three months ended March 31, 2002 were $11.4 million, or 62% of net revenues, compared to $4.3 million, or 24% of net revenues, in the three months ended March 31, 2001. The increase in research and development expenses primarily reflects the acquisitions of SPaSE in October 2001 and Transilica in November 2001, as well as continued recruiting of engineers and increased prototype activity in the silicon design process. We expect that research and development expenses will increase in absolute dollars in future periods, and may fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation related to research and development was $2.6 million in the three months ended March 31, 2002 and $0.3 million in the three months ended March 31, 2001, but does not affect our total stockholders' equity or cash flows. The increase in stock option compensation is due to the Transilica acquisition. See
Note 2 to the financial statements for a discussion on the status of the Company's acquired in-process research and development projects.

Selling, General and Administration

     Selling, general and administration expenses include our personnel-related expenses for administration, finance, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administration expenses for the three months ended March 31, 2002 were $6.1 million, or 34% of net revenues, compared to $4.5 million, or 25% of net revenues, in the three months ended March 31, 2001. The increase relates to significant increases in legal expenses due to the lawsuit we filed alleging patent infringement in the United Sates Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation and the additional selling and general administrative costs associated with the ongoing expenses resulting from the acquisitions of SPaSE in October 2001 and Transilica in November 2001. Stock option compensation related to selling, general and administration was $0.8 million and $0.6 million in the three months ended March 31, 2002 and 2001, respectively, but does not affect our total stockholders' equity or cash flows.

Amortization of Intangible Assets and Goodwill

     Amortization of intangible assets for the three months ended March 31, 2002 was $2.7 million compared to amortization of intangible assets and goodwill of $1.8 million for the three months ended March 31, 2001. Amortization of intangible assets and goodwill results principally from our combinations with Microtune KG, SPaSE and Transilica. All combinations were accounted for using the purchase method of accounting. Effective January 1, 2002 acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $1.4 million in the first quarter of 2002.

However, amortization of recorded intangible assets increased by $2.3 million in the first quarter of 2002 as the result of the acquisitions of Transilica and SPaSE.

Other Income and Expense

     Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

     Interest income for the three months ended March 31, 2002 was $0.8 million compared to $1.1 million for the three months ended March 31, 2001. The decrease is mainly due the significant decrease in interest rates averaging approximately 3.75% to 4.00% from first quarter 2001 to first quarter 2002.

     Our functional currency is the U.S. Dollar. The impact from the remeasurement of financial statements of the Subsidiaries not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses.

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

     The provision for the three months ended March 31, 2002 and the benefit for the three months ended March 31, 2001 consists of foreign income taxes and U.S. state taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. The impact of this change on deferred income taxes was recorded in the third quarter of 2000 when the law was enacted.

Liquidity and Capital Resources

     As of March 31, 2002, we had net working capital of $168.6 million, including $164.2 million of cash and cash equivalents compared to net working capital of $175.4 million, including $173.1 million of cash and cash equivalents at December 31, 2001. Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy.

     Operating activities used $7.2 million in cash during the three months ended March 31, 2002 which was $3.8 million more than the $3.4 million used in operating activities for the three months ended March 31, 2001. The increase in cash used is primarily due to increased expenses due to the growth of the company primarily from the Transilica acquisition on November 28, 2001 and a comparably smaller increase in revenue due to emerging products. Cash was used to decrease current liabilities by $4.8 million which was partially offset by an increase of $2.5 million in operating assets.

     Investing activities used $1.1 million in cash during the three months ended March 31, 2002, which was $3.0 million less than the $4.1 million used in investing activities for the three months ended March 31, 2001. Investments in property and equipment were $1.2 million and $4.1 million in the three months ended March 31, 2002 and 2001, respectively. We expect capital expenditures to range from $1.0 million to $4.0 million per quarter through 2002.

     Financing activities used $0.2 million in cash during the three months ended March 31, 2002, which was a change of $1.7 million compared to the $1.5 million provided by financing activities for the three months ended March 31, 2001. We received cash of approximately $0.6 million and $0.9 million from the sale of common stock upon the exercise of options and from shares purchased under our Employee Stock Purchase Plan during the three months ended March 31, 2002 and 2001, respectively. We also incurred $0.5 million for the remainder of costs from our December 18, 2001 follow-on public public offering when we issued 5 million shares of common stock resulting in net proceeds of approximately $109 million to us.

     At March 31, 2002, Microtune KG had a credit agreement with a bank that provides for borrowings of up to $0.9 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank. The rate was 6.75% at March 31, 2002. At March 31, 2002, no borrowings were outstanding under this credit agreement.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

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

     A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. Our products are manufactured in the United States, Germany, the Philippines, Taiwan, and Malaysia. We also have sales offices and design centers located throughout other parts of the world. We also incur operating costs in currencies other than the U.S. dollar, in particular the Euro and the Philippine Peso. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we produce and distribute our products. Our operating results are exposed to changes in the exchange rates between the U.S. dollar and the Philippine Peso and the Euro. When the U.S. dollar strengthens against the Euro, the value of nonfunctional currency sales decreases and the value of nonfunctional currency operating costs increase. When the U.S. dollar weakens, the value of nonfunctional currency sales increases and the value of nonfunctional currency operating costs decreases.

     We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated into U.S. Dollars using exchange rates at March 31, 2002, was $54.7 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $5.5 million.

     Currently, our cash and cash equivalents are invested in bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely effected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our investment income would be impaired by approximately $1.6 million based on our cash and cash equivalents as of March 31, 2002.

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

     Transilica is a capital-intensive business and we anticipate that Transilica will require significant cash to fund its operations. The intensive capital and cash requirements of Transilica could cause a drain on our cash reserves, or could require us to access the capital markets or pursue private equity or debt investment by outside third parties to further fund the operation of Transilica's business. There can be no assurances that our funding of Transilica's cash requirements will enable Transilica to meet its product development and sales objectives. Furthermore, the intensive capital and cash requirements of Transilica could have material adverse effect on Microtune's business, operating results, financial position or future prospects and could cause a substantial decline in the trading price of Microtune's common stock.

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

     Microtune previously operated two manufacturing facilities in Manila, Philippines the assembly, calibration, and testing of its module products. In December 2001, we closed the older of the two facilities, and began transitioning all manufacturing and testing requirements to the newer facility. We believe the newer manufacturing facility has the equipment and labor capacity to handle the manufacturing and testing previously performed in our older facility, however, we are still in the process of training personnel in sufficient number to fully utilize the new facility and have been unable to achieve linearity in our production in the newer facility. Failure to achieve linearity in production can result in delayed shipments and have adverse accounting consequences such as an increase in our accounts receivable balance at quarter end. If we are unable to successfully transition the manufacturing operations of our older facility to our newer facility, we may not meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, a disruption or delay in the transition from our older facility to our newer facility could have a material negative impact on our business operations and our financial results.

     Our dependence on a single manufacturing facility could jeopardize our operations.

     Upon closing of our older manufacturing facility in Manila, Philippines, our manufacturing operations will be conducted at a single, newer facility in Manila, Philippines. Our reliance on a single manufacturing facility exposes us to higher manufacturing risks, which may include risks caused by labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. As a result of our dependence on a single manufacturing facility, and if we encounter any significant delays or disruptions, we may not be able to meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, any disruption or delay in procuring an alternative manufacturing facility could have a negative impact on our business operations and our financial results.

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

     Module manufacturing involves the assembly and testing of our components, including our semiconductors into subsystem level solutions designed by our engineers for specific applications. We consolidated our module manufacturing facilities in Manila into one plant during 2001 for better efficiency and cost, and in the process, we have achieved a number of benefits, including reduced indirect head count, efficient production-floor layout, and optimized product flow. We have complete on-site power generation for full electrical back up in the Manila manufacturing facility and it is located in a secure industrial park. The facility is both ISO 9001 and QS 9000 certified

     We guarantee quality of our products for a period of one year. If a customer experiences a problem with our product and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and severely impact our financial results.

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

     We have derived a substantial portion of our revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenues. Sales to DaimlerChrysler, Askey and Terayon (through their subcontractor Cal-Comp Electronic) accounted for approximately 21%, 14% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2002. Sales to DaimlerChrysler, Com21 and Ericsson accounted for approximately 20%, 15% and 10%, respectively, of consolidated net revenues for the three months ended March 31, 2001. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenues and consequently our financial condition.

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

     Our integrated circuit products are packaged and tested by independent subcontractors, including Amkor and Carsem, using facilities located in South Korea,Philippines and Malaysia. We do not have long-term agreements with Amkor or Carsem and typically obtain services from them on a purchase order basis. Our reliance on Amkor and Carsem involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of packaging our products. If Amkor or Carsem are unable or unwilling to continue to provide packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

     Our inability to maintain or grow revenues from international sales could harm our financial results.

     For the three months ended March 31, 2002, 72% of our net revenues were from sales outside of North America. We plan to increase our international sales activities by hiring additional international sales personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

     Currency fluctuations related to our international operations could harm our financial results.

     A significant portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in the three months ended March 31, 2002, we recognized a foreign currency exchange loss of approximately $0.3 million or approximately 3% of the net loss for the period. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations.

     Our international operations, including our operations in Germany, the Philippines, the Netherlands, Singapore, Japan, Hong Kong, Taiwan and Korea, may be negatively affected by actions taken or events that occur in these countries.

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

     We must manage our growth.

     If we fail to manage our growth, our reputation and results of operations could be harmed. Our total number of employees has grown from 171 as of March 31, 2001 to 352 as of March 31, 2002, excluding manufacturing personnel in Manila, Philippines. In addition, as of March 31, 2002, we had 1,815 manufacturing personnel in the Philippines. The growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business.

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

     Beginning July 11, 2001, multiple securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al (S.D.N.Y. July 25, 2001), Atlas v. Microtune et al (S.D.N.Y. Aug. 7, 2001) and Ellis Investment Ltd. v. Goldman Sachs & Co., Inc. et al (S.D.N.Y. August 7, 2001). Purportedly, the complaints are brought on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our Chairman and Chief Executive Officer, Everett ("Buddy") Rogers, our Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served on the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. More such lawsuits may be filed. Among other things, the complaints allege liability under the federal securities laws on the grounds that the registration statement for the initial public offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 180 other initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the three complaints involving our initial public offering. These cases are subject to the Private Securities Litigation Reform Act of 1995 and we expect that the cases will be consolidated into a single action. These cases and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin who is expected to set a briefing schedule for motions to dismiss. We believe that the allegations against Microtune. Mr. Bartek and Mr. Rogers are without merit. We intend to contest them vigorously, including by filing a motion to dismiss these cases. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurances regarding the outcome of the litigation or any related claim for indemnification or contribution between or among any of the underwriters and us.

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

     Provisions in our charter documents, Delaware law and our Shareholder Rights Plan may deter takeover efforts that you may feel would be beneficial to you.

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

     On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on our U.S. patent no. 5,737,035. In our complaint, we are seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes our 5,737,035 patent. On May 7, 2002 Broadcom Corporation filed a Motion for Leave to Supplement its counterclaim asking the court's permission to add a counterclaim asserting infringement by Microtune of Broadcom's U.S. patent no. 6,377,315. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. No hearing date has been set for the motion.

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

Item 2. Changes In Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12.  Computation of Ratio of Earnings to Fixed Charges

     (b)  Reports on Form 8-K

          An 8-K was filed by the Registrant on March 18, 2002 regarding the adoption of a Shareholders Rights Plan and certain amendments to the Registrant's bylaws.

                                   Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 15, 2002

                                  /s/ Everett (Buddy) Rogers
                                  ----------------------------------------------
                                  Everett (Buddy) Rogers
                                  Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)