Form 10-Q
period 2002-06-30
MICROTUNE INC
filed 2002-08-14
CIK 1108058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                                     YES [x]   NO [ ]

As of July 31, 2002, 53,587,104 shares of the Registrant's common stock were outstanding.

                                 Microtune, Inc.

                                    FORM 10-Q
                                  June 30, 2002

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

  Item 1. Financial Statements ...........................................    3

    Consolidated Balance Sheets at June 30, 2002 and
      December 31, 2001 (unaudited) ......................................    3

    Consolidated Statements of Operations for the
      Three and Six Months Ended June 30, 2002 and 2001 (unaudited) ......    4

    Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 2002 and 2001 (unaudited) .................................    5

    Notes to Consolidated Financial Statements (unaudited) ...............    6

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................   14

  Item 3. Qualitative and Quantitative Disclosure About Market Risk ......   19

Part II. Other Information

  Item 1. Legal Proceedings ..............................................   19

  Item 2. Changes In Securities and Use of Proceeds ......................   20

  Item 3.  Defaults Upon Senior Securities ...............................   20

  Item 4. Submission of Matters to a Vote of Security Holders ............   20

  Item 5. Other Information ..............................................   21

  Item 6. Exhibits and Reports on Form 8-K ...............................   21

Signatures ...............................................................   22

Exhibit ..................................................................   23

Forward Looking Statements

This document includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive and market factors.

                          PART I. Financial Information

Item 1. Financial Statements

                                 Microtune, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                  Assets                                           June 30, 2002          December 31, 2001
                                                                                   -------------          -----------------
Current assets:
   Cash and cash equivalents ...................................................    $  148,684               $   173,149
   Accounts receivable, net of allowance for doubtful accounts of
    $601 at June 30, 2002 and $592 at December 31, 2001 ........................        16,432                    14,580
   Inventories .................................................................        15,014                     9,401
   Deferred income taxes .......................................................           319                       389
   Other current assets ........................................................         2,898                     3,206
                                                                                    ----------               -----------
         Total current assets ..................................................       183,347                   200,725

Property and equipment, net ....................................................        19,284                    19,269
Intangible assets, net of accumulated amortization of $9,217 at
 June 30, 2002 and $4,016 at December 31, 2001 .................................        59,011                    64,136
Goodwill, net of accumulated amortization of $11,210 at June 30,
 2002 and December 31, 2001 ....................................................        51,040                    51,040
Deferred income taxes ..........................................................         1,805                     1,419
Other assets and deferred charges ..............................................           981                     1,113
                                                                                    ----------               -----------
         Total assets ..........................................................    $  315,468               $   337,702
                                                                                    ==========               ===========
                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ............................................................    $    8,080               $     7,856
   Accrued expenses ............................................................        11,422                    15,099
   Accrued Compensation ........................................................         2,584                     2,355
                                                                                    ----------               -----------
         Total current liabilities .............................................        22,086                    25,310

   Deferred income taxes .......................................................           595                       320
   Other noncurrent liabilities ................................................         2,364                     2,286
   Commitments .................................................................

Stockholders' equity:
   Preferred stock, $0.001 par value per share
      Authorized shares - 25,000 at June 30, 2002 and December 31, 2001 ........             -                         -
   Common stock, $0.001 par value per share
      Authorized shares - 150,000 at June 30, 2002 and December 31, 2001;
       issued and outstanding shares - 53,567 at June 30,
       2002 and 52,737 at December 31, 2001 ....................................            53                        53
   Additional paid-in capital ..................................................       449,408                   450,081
   Unearned stock compensation .................................................       (20,226)                  (28,317)
   Loans receivable from stockholders ..........................................          (425)                      (35)
   Accumulated other comprehensive loss ........................................          (988)                     (988)
   Accumulated deficit .........................................................      (137,399)                 (111,008)
                                                                                    ----------               -----------
         Total stockholders' equity ............................................       290,423                   309,786
                                                                                    ----------               -----------
            Total liabilities and stockholders' equity .........................    $  315,468               $   337,702
                                                                                    ==========               ===========

                             See accompanying notes.

                                 Microtune, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                              -------------------------       -------------------------
                                                                2002             2001            2002            2001
                                                              --------         --------       ---------        --------
Net revenues ..............................................   $ 23,179         $ 14,455       $  41,422        $ 32,114
Cost of revenues ..........................................     14,801           10,101          26,251          24,189
                                                              --------         --------       ---------        --------
Gross margin ..............................................      8,378            4,354          15,171           7,925
Operating expenses:
   Research and development:
      Stock option compensation ...........................      2,577              339           5,154             679
      Other ...............................................     10,862            3,579          19,639           7,533
                                                              --------         --------       ---------        --------
                                                                13,439            3,918          24,793           8,212
   Acquired in-process research and development ...........          -                -               -               -
   Selling, general and administration:
      Stock option compensation ...........................        702              420           1,460           1,034
      Other ...............................................      4,970            4,249          10,314           8,118
                                                              --------         --------       ---------        --------
                                                                 5,672            4,669          11,774           9,152
   Restructuring Costs ....................................          -                -              54               -
   Amortization of intangible assets and goodwill .........      2,703            1,804           5,387           3,606
                                                              --------         --------       ---------        --------
       Total operating expenses ...........................     21,814           10,391          42,008          20,970
                                                              --------         --------       ---------        --------
Loss from operations ......................................    (13,436)          (6,037)        (26,837)        (13,045)
Other income (expense):
     Interest income (expense), net .......................        789              814           1,610           1,872
     Foreign currency translation and transaction gains
         (losses), net ....................................       (348)          (1,221)           (696)         (1,166)
     Other ................................................         47               18             (71)             62
                                                              --------         --------       ---------        --------
Loss before income taxes ..................................    (12,948)          (6,426)        (25,994)        (12,277)
Income tax expense (benefit) ..............................        327             (185)            398            (492)
                                                              --------         --------       ---------        --------
Net loss ..................................................   $(13,275)         $(6,241)       $(26,392)       $(11,785)
                                                              ========         ========       =========       =========

Basic and diluted loss per common share ...................   $  (0.25)        $  (0.16)       $  (0.50)       $  (0.30)
                                                              ========         ========       =========       =========
Weighted-average shares used in computing basic and
 diluted loss per common share ............................     52,953           39,327          52,671          39,084
                                                              ========         ========       =========       =========

                             See accompanying notes.

                                 Microtune, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                       2002           2001
                                                                                    ---------       --------
Operating activities:
   Net loss ....................................................................    $ (26,392)      $(11,785)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation .............................................................        3,119          3,116
      Amortization of intangible assets ........................................        5,385            786
      Amortization of goodwill .................................................            -          2,820
      Foreign currency translation and transaction gains (losses), net .........          696          1,166
      Amortization of deferred stock option compensation .......................        6,614          1,713
      Deferred income taxes ....................................................         (258)        (2,844)
      Changes in operating assets and liabilities:
         Accounts receivable ...................................................       (1,852)         2,898
         Inventories ...........................................................       (5,614)         3,186
         Other assets ..........................................................          563           (462)
         Accounts payable ......................................................          224         (1,575)
         Other operating accrued expenses ......................................       (3,295)           608
         Accrued compensation ..................................................          229           (115)
                                                                                    ---------       --------
            Net cash used in operating activities ..............................      (20,581)          (488)
Investing activities:

   Purchases of property and equipment .........................................       (3,205)        (6,423)
   Sale of property and equipment ..............................................           71             92
   Loans receivable ............................................................         (122)        (1,000)
   Purchase of intangible assets ...............................................         (260)           (34)
                                                                                    ---------       --------
            Net cash used in investing activities ..............................       (3,516)        (7,365)
Financing activities:

   Proceeds from issuance of common stock upon exercise of stock options and
      from shares purchased under Employee Stock Purchase Plan .................        1,282          1,669
   Loans receivable from stockholders ..........................................         (390)           753
   Other, net ..................................................................         (564)             -
                                                                                    ---------       --------
            Net cash provided by financing activities ..........................          328          2,422
Effect of foreign currency exchange rate changes on cash .......................         (696)        (1,152)
                                                                                    ---------       --------
Net change in cash and cash equivalents ........................................      (24,465)        (6,583)
Cash and cash equivalents at beginning of period ...............................      173,149         77,650
                                                                                    ---------       --------
Cash and cash equivalents at end of period .....................................    $ 148,684       $ 71,067
                                                                                    =========       ========

                            See accompanying notes.

                                 Microtune, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

1.       Basis of Presentation

General

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2002 and 2001 have been prepared by Microtune, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2002 have been made. Results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of results of operations to be expected for the entire year or any other period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, effective as of June 20, 2001 and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method of accounting for business combinations has been eliminated. Also, the criteria for recognizing acquired intangible assets apart from goodwill has been changed, and acquired goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 141 and SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and acquired intangible assets beginning December 31, 2001. Intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, intangible assets relating to an acquired workforce of $701,600, net of the related accumulated amortization at December 31, 2001 of $175,400 were reclassified to goodwill as of December 31, 2001. See Note 7 for further detail of intangible assets.

With the application of the nonamortization provisions of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis assuming the nonamortizaton provisions of SFAS No. 142 were effective January 1, 2001 (in thousands, except per share data):

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                        --------------------------       ---------------------------
                                                          2002             2001            2002             2001
                                                        ---------        ---------       ---------        ----------
Net Loss:
   Reported net loss ..............................     $(13,275)        $ (6,241)       $(26,392)         $(11,785)
   Goodwill and workforce amortization ............            -            1,432               -             2,864
                                                        ---------        ---------       ---------         ---------
   Adjusted net loss ..............................     $(13,275)        $ (4,809)       $(26,392)         $ (8,921)
                                                        =========        =========       =========         =========
Basic and diluted loss per common share:
   Reported net loss ..............................     $  (0.25)        $  (0.16)       $  (0.50)         $  (0.30)
   Goodwill and workforce amortization ............            -              .04               -              0.07
                                                        ---------        ---------       ---------         ---------
   Adjusted net loss ..............................     $  (0.25)        $  (0.12)       $  (0.50)         $  (0.23)
                                                        =========        =========       =========         =========

As of January 1, 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and determined that no impairment existed at that date. The assessment of goodwill impairment in the future may be impacted if projected future operating cash flows of the Company are not achieved, resulting in decreases in the related estimated fair market values.


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

2.       Business Acquisitions

On November 28, 2001, the Company acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately-held company based in California. Transilica was engaged in research and development of silicon and system-on-chip products for short-range wireless applications. The consideration in the acquisition consisted of 7,206,187 shares of the Company's common stock. In addition, the Company assumed Transilica stock options which represent 831,967 options for the Company's common stock. The merger agreement also provided that approximately 15% of the total shares of the Company's common stock issued to Transilica shareholders at the time of acquisition be placed in escrow for the purpose of securing the indemnification obligations of Transilica under the merger agreement. The escrow shares are to be released periodically, subject to any escrow claims, at the end of each of the three years following the closing. The results of operations of Transilica are included in the results of operations of the Company from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands, except share data):


         Fair market value of 7,206,187 shares of common stock
         (including 1,206,307 shares placed in escrow) ..................................       $130,072
         Fair market value of 831,967 Transilica stock options assumed ..................         13,937
         Transaction costs ..............................................................          2,130
                                                                                                --------
         Total acquisition cost .........................................................       $146,139
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

The cost of the acquisition has been allocated to the assets and liabilities acquired, acquired in-process research and development and deferred stock compensation, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):


         Working capital .....................................................................  $    386
         Noncurrent assets and liabilities, net ..............................................     2,368
         Developed technology ................................................................    36,200
         Patents .............................................................................    19,300
         Employment and non-compete agreements ...............................................     5,010
         Goodwill ............................................................................    28,546
         Acquired in-process research and development costs charged to expense ...............    32,400
         Unearned stock compensation .........................................................    21,929
                                                                                                --------
         Total acquisition cost ..............................................................  $146,139
                                                                                                ========

Unearned stock compensation recorded in connection with the acquisition represents the intrinsic value of Transilica's unvested stock options and restricted common stock shares for which future service is required subsequent to the date of the acquisition in order for employees to vest in the stock options and restricted common stock shares. The amount allocated to unearned stock compensation has been deducted from the estimated fair value of the unvested stock options and restricted common stock shares for purposes of the allocation of purchase price to assets acquired. The unearned stock compensation will be amortized to expense over the remaining vesting period of the unvested stock options and restricted common stock shares of one to four years. The Company is in the process of evaluating the other assets and liabilities acquired in the Transilica acquisition. The final allocation of the purchase price, which is expected to be complete in the fourth quarter of 2002, will be based on the complete evaluation of the acquired assets and liabilities.

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

         Cash paid to shareholders ..........................................................     $3,000
         Fair market value of 210,000 shares of common stock ................................      2,144
         Transaction costs ..................................................................        319
                                                                                                  ------
         Total acquisition cost .............................................................     $5,463
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

The cost of the acquisition has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):


         Working capital (deficit) ..........................................................    $ (335)
         Noncurrent assets and liabilities, net .............................................    (1,003)
         Developed technology ...............................................................        567
         Goodwill ...........................................................................      4,726
         Acquired in-process research and development costs charged to expense ..............      1,706
         Deferred income taxes ..............................................................      (198)
                                                                                                 -------
         Total acquisition cost .............................................................    $ 5,463
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



                                                                  Estimated Cost / Time to Complete
                                                                               Projects                    Year Cash
                                                                  -----------------------------------   Inflows Began or
  Entity Acquired    Acquisition     In Process       Discount                         At June 30,      are Projected to
                         Date         Projects          Rate        At Acquisition        2002              Begin
-------------------- ------------- ---------------- ------------- ----------------- ----------------- ------------------
Transilica Inc.       Nov. 2001      Short-range        35%        $3.2 million /    $3.0 million /         2003
                                      wireless                       Oct. 2002         Dec. 2002
                                    applications

SPaSE, B.V.           Oct. 2001      Demodulator        28%        $2.7 million /    $2.5 million /         2003
                                       design                        June 2003         June 2003

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

                                                                                 June 30,
                                                                   ---------------------------------------
                                                                          2002                2001
                                                                   ------------------- -------------------
         Stock options .........................................            7,866               7,382
         Restricted common stock ...............................              432                 153
         Employee stock purchase plan ..........................               53                  12
                                                                   --------------      --------------
         Total anti-dilutive securities excluded ...............            8,351               7,547
                                                                   ==============      ==============

4.   Inventories

Inventories consists of the following (in thousands):


                                                                        June 30,          December 31,
                                                                          2002                2001
                                                                   -------------------  ------------------
         Finished goods .....................................            $ 1,074             $ 1,654
         Work-in-process ....................................              5,209               1,550
         Raw materials ......................................              8,731               6,197
                                                                         -------             -------
                                                                         $15,014             $ 9,401
                                                                         =======             =======

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value.

5. Intangible Assets

     Excluding goodwill and intangible assets reclassified into goodwill as of December 31, 2001, amortization expense on intangible assets was $5.4 million and $0.7 million for the six months ended June 30, 2002 and 2001, respectively, and $2.7 million and $0.4 million for the three months ended June 30, 2002 and 2001, respectively. Effective January 1, 2002 acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $2.8 million in the six months ended June 30, 2002. However, amortization of recorded intangible assets increased by $4.6 million in the six months ended June 30, 2002 as the result of the acquisitions of Transilica and SPaSE.

The following table sets forth the estimated amortization expense of intangible assets for the fiscal years ending December 31 (in thousands):

                    2002 ................ $10,773
                    2003 ................  10,746
                    2004 ................  10,663
                    2005 ................   9,087
                    2006 ................   7,928

Intangible assets consist of the following (in thousands):

                                           June 30, 2002            December 31, 2001               Weighted Average
                                     ------------------------  ----------------------------  ------------------------------
                                        Gross                       Gross                                      Remaining
                                       Carrying     Accum.         Carrying       Accum.        Useful       Useful Life at
                                        Amount      Amort.         Amount         Amort.         Life        June 30, 2002
                                     ------------- ---------------------------  -----------  ------------------------------
Developed technology ...............   $ 36,767     $ 3,145        $36,767        $  463      6.9 years       6.4 years
Patents ............................     22,142       3,083         21,891         1,424      6.7 years       5.9 years
Employment agreements ..............      5,010         731          5,010           104      4.0 years       3.4 years
Other ..............................      4,309       2,258          4,309         1,850      5.0 years       2.5 years
                                       --------     -------        -------        ------      ---------       ---------
                                       $ 68,228     $ 9,217        $67,977        $3,841      6.5 years       5.8 years
                                       ========     =======        =======        ======      =========       =========

6. Accrued Expenses

Accrued expenses consists of the following (in thousands):

                                                June 30,       December 31,
                                                  2002             2001
                                                --------       ------------
     Deferred revenue .......................   $      -         $  1,494
     Accrued warranty obligation ............        365              743
     Accrued income taxes ...................      5,109            5,289
     Deferred income taxes ..................        276              492
     Other ..................................      5,672            7,081
                                                --------         --------
                                                $ 11,422         $ 15,099
                                                ========         ========

7.   Income Taxes

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

The provision for the three and six months ended June 30, 2002 and the benefit for the three and six months ended June 30, 2001 consists of foreign income taxes and U.S. state taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%.

8. Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except as described below.

On January 24, 2001, the Company filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on the Company's U.S. patent no. 5,737,035. The Company's complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes the Company's 5,737,035 patent. On May 7, 2002 Broadcom Corporation filed a Motion for Leave to Supplement its counterclaim asking the court's permission to add a counterclaim asserting infringement by Microtune of Broadcom's U.S. patent no. 6,377,315. On June 19, 2002, Broadcom's counterclaim was denied. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On July 19, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against the Company. The lawsuit alleges that various Microtune products infringe Broadcom's U.S. patent no. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action which infringes the U.S. patent no. 6,377,315. No scheduling order has been entered in the case. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The Company is aware of at least three such complaints:
Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased the Company's common stock from August 4, 2000 through December 6, 2000. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, the Company's Chairman and Chief Executive Officer, Everett Rogers, the Company's former Chief Financial Officer and Vice President of Finance and Administration and current Vice President of Investor Relations, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. Among other things, the complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 180 other initial public offerings conducted in 1998, 1999, and 2000. No specific amount of damages is claimed in the three complaints involving our initial public offering. These cases are subject to the Private Securities Litigation Reform Act of 1995. These cases and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin. We believe that the allegations against Microtune, Inc., Mr. Bartek and Mr. Rogers are without merit. We intend to contest them vigorously, including by filing a motion to dismiss these cases. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurances regarding the outcome of the litigation or any related claim for indemnification or contribution between or among any of the underwriters and us.

9.  Stock Plans

In 2001 and 2000, the Company recorded approximately $17.8 million and $16.5 million, respectively, of deferred stock option compensation as a result of granting stock options with deemed exercise prices below the estimated fair value per share of the Company's common stock at the date of grant prior to the initial public offering of its common stock or as a result of the Transilica acquisition. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the applicable options. As of June 30, 2002 and December 31, 2001, unamortized deferred stock compensation was $20.2 million and $28.3 million, respectively. The weighted-average remaining vesting period of outstanding compensatory stock options was 1.7 years at December 31, 2001 based upon the annual stock option compensation amortization over the total deferred stock option compensation. Actual vesting periods range from 2002 to 2006.

10. Restructuring Costs

In the fourth quarter of 2001 the Company recorded a $3.0 million charge related to restructuring actions, primarily related to the consolidation of the Company's manufacturing operations in the Philippines from two factories into a single factory. Of the $3.0 million charge, $0.8 million related to severance for 477 employees that had been paid out by year end, $1.3 million related to write-offs of equipment to be disposed of, $0.4 million related to write-offs of VAT receivables which will not be collectable and the remaining $0.5 million related to the write-down of other assets and accrual of costs related to the restructuring. The equipment which was written-off will no longer be used at the Philippines factory and is expected to be completely disposed of by the end of 2002. At June 30, 2002 and December 31, 2001, accrued restructuring costs totaled $0.6 million and $0.8 million, respectively. Such costs are expected to be incurred by the end of 2002.

11.  Geographic Information and Significant Customers

The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States. The Company also has significant design centers in Germany and the Netherlands and a manufacturing facility in the Philippines. Revenues by geographical area are summarized below (in thousands):

                                  Three Months Ended June 30,         Six Months Ended June 30,
                                  ---------------------------       -----------------------------
                                     2002             2001              2002             2001
                                  -----------     -----------       ------------     ------------
   North America...............    $  4,767        $  6,145          $  9,812         $  16,148
   Europe......................       4,920           3,778             9,567             7,456
   Asia Pacific................      13,492           4,425            22,043             8,321
   Other.......................           -             107                 -               189
                                   --------        --------          --------         ---------
                                   $ 23,179        $ 14,455          $ 41,422         $  32,114
                                   ========        ========          ========         =========

Sales to DaimlerChrysler and Askey accounted for approximately 19% and 12%, respectively, of consolidated net revenues for the six months ended June 30, 2002. Sales to DaimlerChrysler accounted for approximately 24% of consolidated net revenues for the six months ended June 30, 2001.

Sales to DaimlerChrysler, Ambit Microsystems and Askey accounted for approximately 18%, 11% and 10%, respectively, of consolidated net revenues for the three months ended June 30, 2002. Sales to DaimlerChrysler, Motorola/General Instruments, Askey and Panasonic accounted for approximately 29%, 13%, 11% and 11%, respectively, of consolidated net revenues for the three months ended June 30, 2001.

Property and equipment are summarized below by location (in thousands):

                                                                    June, 30             December 31,
                                                                      2002                  2001
                                                                    ---------            ------------
   North America..................................................   $ 8,960               $ 7,131
   Europe.........................................................     1,802                 3,069
   Philippines....................................................     7,829                 8,210
   Asia Pacific...................................................       693                   859
                                                                    --------              --------
                                                                    $ 19,284              $ 19,269
                                                                    ========              ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements in the discussion and analysis below contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Microtune. Such forward looking statements often contain the words "plan", "could", "would", "may", "believe", "anticipates", "estimates", "expects", and words of similar import, and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the disclosures under the caption "Factors Affecting Future Operating Results and Stock Price" in our 2001 Form 10K Report and in our Form 10Q for the period ended March 31, 2002 which is incorporated by this reference to such reports, which describes factors that could cause actual events to differ materially from those contained in the forward looking statements.

     Financial Information

     Since inception we have incurred significant losses, and as of June 30, 2002, we had an accumulated deficit of approximately $137.4 million. With the acquisition of Transilica, our activities have expanded into the wireless connectivity market with Bluetooth technology and 802.11 technology. We have not previously designed, manufactured, or marketed in this area. Our limited combined operating history combined with business risks, including those risks set forth under the caption "Factors Affecting Future Operating Results and Stock Price" on pages 32 - 48 of our 2001 Annual Report and in our Form 10-Q for the period ended March 31, 2002, make the prediction of future results of operations difficult, and as a result there can be no assurance that we will achieve or sustain revenue growth or profitability.

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

Results of Operations

     The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of net revenues:

                                             Three Months Ended June 30,        Six Months Ended June 30,
                                          ---------------------------------  ------------------------------
                                             2002                   2001        2002                2001
                                          ----------             ----------  ----------          ----------
Net revenues ...........................     100 %                  100 %       100 %               100 %
Cost of revenues .......................      64                     70          63                  75
                                          ----------             ----------  ----------          ----------
Gross margin ...........................      36                     30          37                  25

Operating expenses:
   Research and development:
      Stock option compensation ........      11                      2          12                   2
      Other ............................      47                     25          47                  24
                                          ----------             ----------  ----------          ----------
                                              58                     27          59                  26

   Selling, general and administration:
      Stock option compensation ........       3                      3           4                   3
      Other ............................      21                     29          26                  26
                                          ----------             ----------  ----------          ----------
                                              24                     32          30                  29
   Amortization of intangible assets
    and goodwill .......................      12                     13          13                  11
                                          ----------             ----------  ----------          ----------
      Total operating expenses .........      94                     72         102                  66
                                          ----------             ----------  ----------          ----------
Loss from operations ...................     (58)                   (42)        (65)                (41)
Other income (expense) .................       2                     (2)          2                   2
                                          ----------             ----------  ----------          ----------
Loss before income taxes ...............     (56)                   (44)        (63)                (39)
Income tax expense (benefit) ...........       1                     (1)          1                  (2)
                                          ----------             ----------  ----------          ----------
Net loss ...............................     (57)%                  (43)%       (64)%               (37)%
                                          ==========             ==========  ==========          ==========

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

Net Revenues

Our net revenues increased $9.3 million, or 29%, to $41.4 million in the six months ended June 30, 2002, from $32.1 million in the six months ended June 30, 2001. Our net revenues increased $8.7 million, or 60%, to $23.2 million in the three months ended June 30, 2002, from $14.5 million in the three months ended June 30, 2001. This increase is primarily due to growth experienced in the broadband communications sector, as well as sales from the initial production in the Bluetooth(TM) wireless connectivity products during the first half of 2002. Sales to DaimlerChrysler and Askey accounted for approximately 19% and 12%, respectively, of consolidated net revenues for the six months ended June 30, 2002. Sales to DaimlerChrysler accounted for approximately 24% of consolidated net revenues for the six months ended June 30, 2001. Sales to DaimlerChrysler, Ambit Microsystems and Askey accounted for approximately 18%, 11% and 10%, respectively, of consolidated net revenues for the three months ended June 30, 2002. Sales to DaimlerChrysler, Motorola/General Instruments, Askey and Panasonic accounted for approximately 29%, 13%, 11% and 11%, respectively, of consolidated net revenues for the three months ended June 30, 2001. Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 94% and 95% of our revenues for the six months ended June 30, 2002 and 2001, respectively. We could experience pricing pressures at any point in the future for our products.

Cost of Revenues

     Cost of revenues includes the cost of purchases for subcontracted materials, integrated circuit assembly, factory labor and overhead and warranty costs. In addition, we perform final testing of our products and incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. Our subcontracted materials experience cyclical trends in pricing due to fluctuations in demand. Our costs of revenues in the six months ended June 30, 2002 were $26.3 million, or 63% of net revenues, compared to $24.2 million, or 75% of net revenues, in the six months ended June 30, 2001. Our costs of revenues in the three months ended June 30, 2002 were $14.8 million, or 64% of net revenues, compared to $10.1 million, or 70% of net revenues, in the three months ended June 30, 2001. Our gross margins in the three and six months ended

June 30, 2002 increased compared to the same periods for 2001 as a result of the consolidation of our factory in Manila in the fourth quarter 2001 and strength in silicon sales. In the near future, we believe gross margins may continue to improve due to increased efficiencies in our factories and increasing levels of our silicon in our product mix partially offset by increased selling price pressures. However, we do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which may be offset over time as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product.

Research and Development

     Research and development expenses consist of personnel-related expenses, lab supplies, training, prototype subcontract materials, and prototype assembly. We expense all of our research and development costs in the period incurred. Research and development efforts are currently focused primarily on development of the next generation of RF products. Research and development expenses including noncash stock compensation for the six months ended June 30, 2002 were $24.8 million, or 59% of net revenues, compared to $8.2 million, or 26% of net revenues, in the six months ended June 30, 2001. Research and development expenses including noncash stock compensation for the three months ended June 30, 2002 were $13.4 million, or 58% of net revenues, compared to $3.9 million, or 27% of net revenues, in the three months ended June 30, 2001. The increase in research and development expenses primarily reflects the acquisitions of SPaSE in October 2001 and Transilica in November 2001, as well as continued recruiting of engineers and increased prototype activity in the silicon design process. We expect that research and development expenses will increase in absolute dollars in future periods, and may fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation related to research and development was $5.2 million in the six months ended June 30, 2002 and $0.7 million in the six months ended June 30, 2001 and $2.6 million in the three months ended June 30, 2002 and $0.3 million in the three months ended June 30, 2001, but does not affect our total stockholders' equity or cash flows. The increase in stock option compensation is due to the Transilica acquisition.

     See Note 2 to the financial statements for a discussion on the status of the Company's acquired in-process research and development projects.

Selling, General and Administration

     Selling, general and administration expenses include our personnel-related expenses for administration, finance, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administration expenses including noncash stock compensation for the six months ended June 30, 2002 were $11.8 million, or 30% of net revenues, compared to $9.2 million, or 29% of net revenues, in the six months ended June 30, 2001. Selling, general and administration expenses including noncash stock compensation for the three months ended June 30, 2002 were $5.7 million, or 24% of net revenues, compared to $4.7 million, or 32% of net revenues, in the three months ended June 30, 2001. The increase relates to significant increases in legal expenses due to the lawsuit we filed alleging patent infringement in the United Sates Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation and the additional ongoing expenses resulting from the acquisitions of SPaSE in October 2001 and Transilica in November 2001. Stock option compensation related to selling, general and administration was $1.5 million and $1.0 million in the six months ended June 30, 2002 and 2001, respectively, and $0.7 million and $0.4 million in the three months ended June 30, 2002 and 2001, respectively, but does not affect our total stockholders' equity or cash flows.

Amortization of Intangible Assets and Goodwill

     Amortization of intangible assets for the six months ended June 30, 2002 was $5.4 million compared to amortization of intangible assets and goodwill of $3.6 million for the six months ended June 30, 2001. Amortization of intangible assets for the three months ended June 30, 2002 was $2.7 million compared to amortization of intangible assets and goodwill of $1.8 million for the three months ended June 30, 2001. Amortization of intangible assets and goodwill results principally from our combinations with Microtune KG, SPaSE and Transilica. All combinations were accounted for using the purchase method of accounting. Effective January 1, 2002 acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $2.8 million in the six months ended June 30, 2002. However, amortization of recorded intangible assets increased by $4.6 million in the six months ended June 30, 2002 as the result of the acquisitions of Transilica and SPaSE.

Other Income and Expense

     Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

     Interest income for the six months ended June 30, 2002 was $1.7 million compared to $1.9 million for the six months ended June 30, 2001. Interest income for the three months ended June 30, 2002 and 2001 was $0.8 million. The decrease in interest income is mainly due to the significant decrease of approximately 2.5% in interest rates for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     Our functional currency is the U.S. Dollar. The impact from the remeasurement of financial statements of the Subsidiaries not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. The decrease in the foreign currency loss is mainly due to the weakening of the U.S. Dollar against the Euro during the latter half of the second quarter of 2002.

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

     The provision for the three and six months ended June 30, 2002 and the benefit for the three and six months ended June 30, 2001 consists of foreign income taxes and U.S. state taxes. Effective January 1, 2001, the German government reduced corporate tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%.

Liquidity and Capital Resources

     As of June 30, 2002, we had net working capital of $161.3 million, including $148.7 million of cash and cash equivalents compared to net working capital of $175.4 million, including $173.1 million of cash and cash equivalents at December 31, 2001. Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy.

     Operating activities used $20.6 million in cash during the six months ended June 30, 2002 compared to $0.5 million used in operating activities for the six months ended June 30, 2001. The increase in cash used is due to increased expenses primarily from acquisitions. In addition, accounts receivable increased due to the growth in our sales volume, inventories have increased to meet expected customer demand in third quarter

2002, and accrued expenses have decreased mainly due to reduction of deferred revenue and the timing of various vendor payments.

     Investing activities used $3.5 million in cash during the six months ended June 30, 2002 compared to $7.4 million used in investing activities for the six months ended June 30, 2001. Investments in property and equipment were $3.2 million and $6.4 million in the six months ended June 30, 2002 and 2001, respectively. We expect capital expenditures to range from $1.0 million to $4.0 million per quarter through 2002.

     Financing activities generated $0.3 million in cash during the six months ended June 30, 2002 compared to $2.4 million provided by financing activities for the six months ended June 30, 2001. We received cash of approximately $1.3 million and $1.7 million from the sale of common stock upon the exercise of employee stock options and from shares purchased under our Employee Stock Purchase Plan during the six months ended June 30, 2002 and 2001, respectively. During the first quarter of 2002, we also incurred $0.5 million for the remainder of costs from our December 18, 2001 follow-on public offering when we issued 5 million shares of common stock resulting in net proceeds of approximately $109 million.

     Microtune KG has a credit agreement with a bank that provides for borrowings of up to $1.0 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank. The rate was 7.25% at June 30, 2002. At June 30, 2002, no borrowings were outstanding under this credit agreement.

     We believe that our current cash balance will provide adequate liquidity to fund our operations and meet our other cash requirements through at least 2003. However, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     Information concerning market risk is contained in our 2001 Form 10-K Report and in our Form 10-Q for the period ended March 31, 2002 and is incorporated by reference to these reports.

                           Part II Other Information

Item 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except as described below.

     On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on our U.S. patent no. 5,737,035. In our complaint, we are seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes our 5,737,035 patent. On May 7, 2002 Broadcom Corporation filed a Motion for Leave to Supplement its counterclaim asking the court's permission to add a counterclaim asserting infringement by Microtune of Broadcom's U.S. patent no. 6,377,315. On June 19, 2002 Broadcom's counterclaim was denied. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

     On July 19, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against the Company. The lawsuit alleges that various Microtune products infringe Broadcom's U.S. patent no. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action which infringes the U.S. patent no. 6,377,315. No scheduling order has been entered in the case. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

     Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our Chairman and Chief Executive Officer, Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration and current Vice President of Investor Relations, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice on the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. Among other things, the complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 180 other initial public offerings conducted in 1998, 1999, and 2000. No specific amount of damages is claimed in the three complaints involving our initial public offering. These cases are subject to the Private Securities Litigation Reform Act of 1995. These cases and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin. We believe that the allegations against Microtune, Inc., Mr. Bartek and Mr. Rogers are without merit. We intend to contest them vigorously, including by filing a motion to dismiss these cases. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurances regarding the outcome of the litigation or any related claim for indemnification or contribution between or among any of the underwriters and us.

Item 2. Changes In Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of the Stockholders held on April 17, 2002 in Plano, Texas, our stockholders voted on the following matters.

1. To approve an amendment to the 2000 Director Option Plan that will affect the following changes:

     (i) increase the number of shares of our common stock subject to initial option grants under the Plan from 10,000 shares to 15,000 shares; and

     (ii) increase the number of shares of our common stock subject to subsequent option grants under the Plan on and after the date of this Annual Meeting of Stockholders from 5,000 to 7,500.

     The amendment passed.
                                                                    Against or
                                                         For         Withheld
                                                     ---------      ----------
          Amendment to 2000 Director Option Plan     40,257,854     5,312,140

2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2002. The appointment of Ernst & Young LLP was ratified.

                                                                    Against or
                                                         For         Withheld
                                                     ---------      ----------
          Ratification of Ernst & Young LLP as       43,675,925     1,894,069
          independent auditors

Item 5. Other Information

     On July 19, 2002 the Board of Directors authorized a stock repurchase program to acquire outstanding common stock on the open market or negotiated transactions. Under the program, up to 10% of the outstanding shares of Microtune common stock could be reacquired.

     On August 8, 2002, Microtune began closing the design center located in Singapore. The closing is expected to be completed within 30 days and will result in the termination of employment for approximately 20 individuals. The closing is not expected to affect any current research and development projects.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12.  Computation of Ratio of Earnings to Fixed Charges

     (b)  Reports on Form 8-K

          There were no Form 8-Ks filed during the quarter ended June 30, 2002.

                                   Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 14, 2002

                                    /s/ Nancy A. Richardson
                                    --------------------------------------------
                                    Nancy A. Richardson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)