Form 10-Q
period 2002-09-30
MICROTUNE INC
filed 2002-11-12
CIK 1108058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                 YES [X] NO [_]

       As of October 31, 2002, 49,637,238 shares of the Registrant's common stock were outstanding.

================================================================================

                                 Microtune, Inc.

                                    FORM 10-Q
                               September 30, 2002

                                      INDEX

                                                                                                                    Page
                                                                                                                    ----
Part I.  Financial Information

Item 1.  Financial Statements ....................................................................................    3

         Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 (unaudited) .....................    3

         Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001
         (unaudited) .............................................................................................    4

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)..    5

         Notes to Consolidated Financial Statements (unaudited) ..................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...................   13

Item 3.  Qualitative and Quantitative Disclosure About Market Risk ...............................................   17

Item 4.  Controls and Procedures .................................................................................   17

Part II. Other Information

Item 1.  Legal Proceedings .......................................................................................   18

Item 2.  Changes In Securities and Use of Proceeds ...............................................................   18

Item 3.  Defaults Upon Senior Securities .........................................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders .....................................................   18

Item 5.  Other Information .......................................................................................   19

Item 6.  Exhibits and Reports on Form 8-K ........................................................................   19

Signatures .......................................................................................................   20

Exhibits .........................................................................................................   23

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

                          PART I. Financial Information

Item 1. Financial Statements

                                 Microtune, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                            September 30,  December 31,
                                                                                                 2002          2001
                                                                                            -------------  ------------
                                          Assets

Current assets:
     Cash and cash equivalents ........................................................         $ 134,775     $ 173,149
     Accounts receivable, net of allowance for doubtful accounts of $1,027 at
     September 30, 2002 and $592 at December 31, 2001 .................................            24,701        14,580
     Inventories ......................................................................            14,572         9,401
     Deferred income taxes ............................................................               219           389
     Other current assets .............................................................             3,091         3,206
                                                                                                ---------     ---------
         Total current assets .........................................................           177,358       200,725
Property and equipment, net ...........................................................            18,462        19,269
Intangible assets, net of accumulated amortization of $11,049 at September 30, 2002 and
   $3,841 at December 31, 2001 ........................................................            53,140        64,136
Goodwill, net of accumulated amortization of $11,210 at September 30,2002 and
   December 31, 2001 ..................................................................            51,040        51,040
Deferred income taxes .................................................................             1,767         1,419
Other assets and deferred charges .....................................................             1,024         1,113
                                                                                                ---------     ---------
         Total assets                                                                           $ 302,791     $ 337,702
                                                                                                =========     =========

                           Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable .................................................................         $   9,462     $   7,856
     Accrued expenses .................................................................            12,814        15,099
     Accrued compensation .............................................................             2,419         2,355
                                                                                                ---------     ---------
         Total current liabilities ....................................................            24,695        25,310
     Deferred income taxes ............................................................               320           320
     Other noncurrent liabilities .....................................................             2,357         2,286
     Commitments ......................................................................                --            --

Stockholders' equity:
     Preferred stock, $0.001 par value per share; authorized shares - 25,000 ..........                --            --
     Common stock, $0.001 par value per share; authorized shares - 150,000;
          issued shares - 54,137  at September 30, 2002 and 52,737 at December 31, 2001                54            53
     Additional paid-in capital .......................................................           449,470       450,081
     Unearned stock compensation ......................................................           (16,529)      (28,317)
     Loans receivable from stockholders ...............................................              (295)          (35)
     Accumulated other comprehensive loss .............................................              (988)         (988)
     Accumulated deficit ..............................................................          (155,260)     (111,008)
     Treasury stock, at cost - 324 shares at September 30, 2002 .......................            (1,033)           --
                                                                                                ---------     ---------
         Total stockholders' equity ...................................................           275,419       309,786
                                                                                                ---------     ---------
         Total liabilities and stockholders' equity ...................................         $ 302,791     $ 337,702
                                                                                                =========     =========

                             See accompanying notes.

                                 Microtune, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                          -------------               -------------
                                                                        2002          2001         2002          2001
                                                                        ----          ----         ----          ----
Net revenues ......................................................   $ 24,003      $ 15,015     $ 65,424      $ 47,129
Cost of revenues ..................................................     15,098         9,981       41,350        34,170
                                                                      --------      --------     --------      --------
Gross margin ......................................................      8,905         5,034       24,074        12,959
Operating expenses:
Research and development:
     Stock option compensation ....................................      2,575           335        7,730         1,014
     Other ........................................................      9,729         4,383       29,366        11,916
                                                                      --------      --------     --------      --------
                                                                        12,304         4,718       37,096        12,930
Selling, general and administration:
     Stock option compensation ....................................        706           363        2,165         1,397
     Other ........................................................      5,906         3,180       16,225        11,298
                                                                      --------      --------     --------      --------
                                                                         6,612         3,543       18,390        12,695
Restructuring costs ...............................................      4,457            --        4,511            --
Amortization of intangible assets and goodwill ....................      2,691         1,804        8,078         5,410
                                                                      --------      --------     --------      --------
     Total operating expenses .....................................     26,064        10,065       68,075        31,035
                                                                      --------      --------     --------      --------
Loss from operations ..............................................    (17,159)       (5,031)     (44,001)      (18,076)
Other income (expense):
     Interest income (expense), net ...............................        712           693        2,325         2,565
     Foreign currency translation and transaction gains
       (losses), net ..............................................     (1,051)          (79)      (1,747)       (1,245)
     Other ........................................................         20          (972)         (49)         (910)
                                                                      --------      --------     --------      --------
Loss before income taxes ..........................................    (17,478)       (5,389)     (43,472)      (17,666)
Income tax expense (benefit) ......................................        386            14          784          (478)
                                                                      --------      --------     --------      --------
Net loss ..........................................................   $(17,864)     $ (5,403)    $(44,256)     $(17,188)
                                                                      ========      ========     ========      ========
Basic and diluted loss per common share ...........................    $ (0.33)       $(0.14)     $ (0.84)      $ (0.44)
                                                                      ========      ========     ========      ========
Weighted-average shares used in computing basic and diluted loss
   per common share ...............................................     53,415        39,711       52,919        39,293
                                                                      ========      ========     ========      ========

                             See accompanying notes.

                                 Microtune, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                             Nine Months Ended September 30,
                                                                                             -------------------------------
                                                                                                  2002           2001
                                                                                                  ----           ----
Operating activities:
     Net loss ..........................................................................        $(44,256)      $(17,188)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation ..................................................................           4,648          4,630
         Amortization of intangible assets .............................................           8,078          1,180
         Write-off of intangible assets ................................................           3,262             --
         Amortization of goodwill ......................................................              --          4,230
         Foreign currency translation and transaction gains (losses), net ..............           1,747          1,245
         Amortization of deferred stock option compensation ............................           9,895          2,411
         Write-off of uncollectable loan receivable ....................................              --          1,026
         Deferred income taxes .........................................................            (133)        (1,584)
         Changes in operating assets and liabilities:
              Accounts receivable ......................................................         (10,121)         2,004
              Inventories ..............................................................          (5,171)         6,534
              Other assets .............................................................             337         (1,386)
              Accounts payable .........................................................           1,606         (3,635)
              Other operating accrued expenses .........................................          (2,063)           325
              Accrued compensation .....................................................              64            103
                                                                                                --------       --------
                  Net cash used in operating activities ................................         (32,107)         (105)
Investing activities:
     Purchases of property and equipment ...............................................          (3,966)        (7,468)
     Sale of property and equipment ....................................................             125            196
     Loans receivable ..................................................................            (130)        (1,148)
     Purchase of intangible assets .....................................................            (344)           (45)
                                                                                                --------       --------
                  Net cash used in investing activities ................................          (4,315)        (8,465)
Financing activities:
     Proceeds from issuance of common stock upon exercise of stock options and from
       shares purchased under Employee Stock Purchase Plan .............................           1,758          2,666
     Loans receivable from stockholders ................................................            (260)           753
     Purchase of common stock ..........................................................          (1,033)            --
     Other, net ........................................................................            (670)            --
                                                                                                --------       --------
                  Net cash provided by (used in) financing activities ..................            (205)         3,419
Effect of foreign currency exchange rate changes on cash ...............................          (1,747)        (1,235)
                                                                                                --------       --------
Net change in cash and cash equivalents ................................................         (38,374)        (6,386)
Cash and cash equivalents at beginning of period .......................................         173,149         77,650
                                                                                                --------       --------
Cash and cash equivalents at end of period .............................................        $134,775       $ 71,264
                                                                                                ========       ========

                             See accompanying notes.

                                 Microtune, Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

1.   Basis of Presentation

General

       The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2002 and 2001 have been prepared by Microtune, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

       In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2002 have been made. Results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of results of operations to be expected for the entire year or any other period.

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

       The Company has applied the new rules on accounting for goodwill and acquired intangible assets beginning January 1, 2002. Intangible assets that do not meet the criteria for recognition apart from goodwill were required to be reclassified. As a result, intangible assets relating to an acquired workforce of $701,600, net of the related accumulated amortization at December 31, 2001 of $175,400 were reclassified to goodwill as of December 31, 2001. See Note 5 for further detail of intangible assets.

       With the application of the nonamortization provisions of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis assuming the nonamortizaton provisions of SFAS No. 142 were effective January 1, 2001 (in thousands, except per share data):

                                                                        Three Months Ended         Nine Months Ended
                                                                           September 30,             September 30,
                                                                           -------------             -------------
                                                                         2002         2001         2002         2001
                                                                         ----         ----         ----         ----
Net loss:
     Reported net loss ..............................................   $(17,864)   $ (5,403)     $(44,256)    $(17,188)
     Goodwill and workforce amortization ............................         --       1,432            --        4,296
                                                                        --------    --------      --------     --------
     Adjusted net loss ..............................................   $(17,864)   $ (3,971)     $(44,256)    $(12,892)
                                                                        ========    ========      ========     ========
Basic and diluted loss per common share:
     Reported net loss ..............................................   $  (0.33)   $  (0.14)     $  (0.84)    $  (0.44)
     Goodwill and workforce amortization ............................         --         .04            --         0.11
                                                                        --------    --------      --------     --------
     Adjusted net loss ..............................................   $  (0.33)   $  (0.10)     $  (0.84)    $  (0.33)
                                                                        ========    ========      ========     ========

       As of January 1, 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and determined that no impairment existed at that date. The assessment of goodwill impairment in the future may be impacted if projected future operating cash flows of the Company are not achieved, or if a substantial decline in the market value of our stock occurs for an extended period of time, resulting in decreases in the related estimated fair market values. During the third quarter of 2002, the Company's market capitalization declined to a level which is less than the Company's net book value. To date, the

Company does not believe that such decline is indicative that it is more likely than not that the fair value of the Company's assets, including goodwill, are less than their carrying values. The Company will perform its annual assessment of goodwill impairment during the fourth quarter. If the Company's market capitalization remains at its current level during the fourth quarter, the Company believes it is likely that an impairment charge will be required.

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

       In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new rule requires companies to recognize costs associated with exit or disposal activities when the liability is incurred rather than at the date of commitment to exit from or dispose of an activity as required by current generally accepted accounting principles. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, adoption of this new rule will not have a material affect on the Company's financial statements. However, the Company's accounting for exit and disposal activities, including restructurings, initiated after that date will be impacted.

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

         Fair market value of 7,206,187 shares of common stock (including 1,206,307 shares placed in escrow) ...................................................................  $130,072
         Fair market value of 831,967 Transilica stock options assumed .......................    13,937
         Transaction costs ...................................................................     2,130
                                                                                                --------
         Total acquisition cost ..............................................................  $146,139
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

       The cost of the acquisition has been allocated to the assets and liabilities acquired, acquired in-process research and development and deferred stock compensation, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

         Working capital .....................................................................  $    386
         Noncurrent assets and liabilities, net ..............................................     2,368
         Developed technology ................................................................    36,200
         Patents .............................................................................    19,300
         Employment and non-compete agreements ...............................................     5,010
          Goodwill ...........................................................................    28,546
         Acquired in-process research and development costs charged to expense ...............    32,400
         Unearned stock compensation .........................................................    21,929
                                                                                                --------
         Total acquisition cost ..............................................................  $146,139
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

       In the third quarter 2002, we closed our Singapore design center and eliminated certain positions at our San Diego location which were part of the acquisition. This resulted in the write-off of certain employment agreements related to the employees at these locations. See Notes 5 and 10 for further discussions of the write-off of these employment agreements.

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

         Cash paid to shareholders ...........................................................    $3,000
         Fair market value of 210,000 shares of common stock .................................     2,144
         Transaction costs ...................................................................       319
                                                                                                  ------
         Total acquisition cost ..............................................................    $5,463
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

       The cost of the acquisition has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

         Working capital (deficit) ...........................................................  $  (335)
         Noncurrent assets and liabilities, net ..............................................   (1,003)
         Developed technology ................................................................      567
         Goodwill ............................................................................    4,726
         Acquired in-process research and development costs charged to expense ...............    1,706
         Deferred income taxes ...............................................................     (198)
                                                                                                -------
         Total acquisition cost ..............................................................  $ 5,463
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

                                                                           Estimated Cost / Time to
                                                                              Complete Projects
                                                                       -------------------------------
 Entity Acquired     Acquisition                                       At Acquisition  At September 30,   Year Cash Inflows
 ---------------     ------------      In Process                      --------------    -------------      Began or are
                         Date           Projects      Discount Rate                          2002         Projected to Begin
                         ----           --------      -------------                         -------       ------------------
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

       The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

                                                                                                       September 30,
                                                                                                    ------------------
                                                                                                     2002         2001
                                                                                                     ----         ----
         Stock options .....................................................................         8,083        6,857
         Restricted common stock ...........................................................           323          126
         Employee stock purchase plan ......................................................           374           28
                                                                                                     -----        -----
         Total anti-dilutive securities exclude ............................................         8,780        7,011
                                                                                                     =====        =====

4.   Inventories

       Inventories consists of the following (in thousands):

                                                                                              September 30,   December 31,
                                                                                              -------------   ------------
                                                                                                   2002           2001
                                                                                                   ----           ----
         Finished goods ....................................................................     $ 4,055        $ 1,654
         Work-in-process ...................................................................       5,631          1,550
         Raw materials .....................................................................       4,886          6,197
                                                                                                 -------        -------
                                                                                                 $14,572        $ 9,401
                                                                                                 =======        =======

       Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value.

5.   Intangible Assets

       Excluding goodwill and intangible assets reclassified into goodwill as of December 31, 2001, amortization expense on intangible assets was $8.1 million and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively, and $2.7 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively. Employment agreements of $4.1 million less the associated accumulated amortization of $0.9 million were written off in conjunction with our restructuring efforts in the three months ended September 30, 2002. See Note 10 for further detail of restructuring costs.

       Effective January 1, 2002 acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $4.3 million in the nine months ended September 30, 2002. However, amortization of recorded intangible assets increased by $7.0 million in the nine months ended September 30, 2002 as the result of the acquisitions of Transilica and MHDC.

       The following table sets forth the estimated amortization expense of intangible assets for the fiscal years ending December 31 (in thousands):

                2002 .....................................   $10,635
                2003 .....................................     9,739
                2004 .....................................     9,656
                2005 .....................................     8,061
                2006 .....................................     7,928

       Intangible assets consist of the following (in thousands):

                                                      September 30, 2002        December 31, 2001
                                                      ------------------        -----------------
                                                      Gross                     Gross                    Weighted
                                                    Carrying      Accum.      Carrying      Accum.        Average
                                                     Amount       Amort.       Amount       Amort.      Useful Life
                                                     ------       ------       ------       ------      -----------
           Developed technology ..................    $ 36,767      $ 4,485      $36,767         $463    6.9 years
           Patents ...............................      22,223        3,917       21,891        1,424    6.7 years
           Employment agreements .................         890          184        5,010          104    4.0 years
           Other .................................       4,309        2,463        4,309        1,850    5.0 years
                                                      --------      -------      -------        -----    ---------
                                                      $ 64,189      $11,049      $67,977       $3,841    6.7 years
                                                      ========      =======      =======       ======    =========

6.   Accrued Expenses

       Accrued expenses consists of the following (in thousands):

                                                   September 30,    December 31,
                                                   -------------    ------------
                                                        2002           2001
                                                        ----           ----
           Deferred revenue ....................      $     --       $  1,494
           Accrued warranty obligation .........           407            743
           Accrued income taxes ................         5,269          5,289
           Deferred income taxes ...............           538            492
           Other ...............................         6,600          7,081
                                                      --------       --------
                                                      $ 12,814       $ 15,099
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

       The provision for the three and nine months ended September 30, 2002 and the provision and benefit for the three and nine months ended September 30, 2001 consists of foreign income taxes and U.S. state taxes. Effective January 1, 2001, the German government reduced tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%.

8.   Commitments and Contingencies

       From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except as described below.

       On January 24, 2001, the Company filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on the Company's U.S. patent no. 5,737,035. The Company's complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes the Company's 5,737,035 patent. On May 7, 2002 Broadcom Corporation filed a Motion for Leave to Supplement its counterclaim asking the court's permission to add a counterclaim asserting infringement by Microtune of

Broadcom's U.S. patent no. 6,377,315. On June 19, 2002, Broadcom's motion was denied. The trial in this lawsuit is scheduled to commence January 8, 2003. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

       On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against the Company. The lawsuit alleges that various Microtune products infringe Broadcom's U.S. patent no. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action which infringes the U.S. patent no. 6,377,315. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

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

9.   Stock Plans and Stockholders' Equity

       In 2001 and 2000, the Company recorded approximately $17.8 million and $16.5 million, respectively, of deferred stock option compensation as a result of granting stock options with deemed exercise prices below the estimated fair value per share of the Company's common stock at the date of grant prior to the initial public offering of its common stock or as a result of the Transilica acquisition. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the applicable options. As of September 30, 2002 and December 31, 2001, unamortized deferred stock compensation was $16.5 million and $28.3 million, respectively. The weighted-average remaining vesting period of outstanding compensatory stock options was 1.7 years at December 31, 2001 based upon the annual stock option compensation amortization over the total deferred stock option compensation. Actual vesting periods range from 2002 to 2006.

       On July 19, 2002 the Board of Directors authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, up to 10% of the outstanding shares of Microtune common stock can be reacquired. Since the beginning of the program through November 8, 2002, the Company has purchased a total of 4,445,325 shares of its common stock for an aggregate cost of $7.7 million.

       During October 2002, the Company established a program whereby each employee with outstanding stock options was given the opportunity to cancel some, or all of their option grants in exchange for a promise by the Company to grant a new stock option in six months and two days from the date of the employee's election to cancel options. The new grants will be for the same or lesser number of options cancelled and will have an exercise price equal to the market closing price the day before the grant. New grants will vest 1/54 each month with 6/54 vesting on the date of the new grant. The program ended October 31, 2002 and 1,875,781 shares were cancelled pursuant to the program.

10.  Restructuring Costs

       In the fourth quarter of 2001 the Company recorded a $3.0 million charge related to restructuring actions, primarily related to the consolidation of the Company's manufacturing operations in the Philippines from two factories into a single factory. Of the $3.0 million charge, $0.8 million related to severance for 477 employees that had been paid out by year end, $1.3 million related to write-offs of equipment to be disposed of, $0.4 million related to write-offs of VAT receivables which will not be collectable and the remaining $0.5 million related to the write-down of other assets and accrual of costs related to the restructuring. The equipment which was written-off will no longer be used at the Philippines factory and is expected to be completely disposed of by the end of the first quarter 2003. At September 30, 2002 and December 31, 2001, accrued restructuring costs related to these actions taken in the fourth quarter 2001 totaled $0.6 million and $0.8 million, respectively. Such costs are expected to be settled during 2003.

       In the third quarter of 2002 the Company recorded a $4.5 million charge related to restructuring actions taken to reduce operating costs and strengthen our ability to focus on core strategic competencies. Of the $4.5 million charge, $3.2 million related to the write-off of intangible assets consisting of employment agreements acquired in the Transilica acquisition, $0.3 million related to the write-off of other assets and accrual of costs related to the restructuring and $1.0 million related to closing our design center located in Singapore. The $1.0 million charge included $0.6 million related to write-offs of equipment, software and software leases and $0.4 million related to other charges associated with the office closing including severance for 21 employees. At September 30, 2002 accrued restructuring costs related to these actions taken in the third quarter 2002 totaled $0.4 million. Such costs are expected to be settled by the end of 2003.

       On October 25, 2002 Microtune began a worldwide reduction-in-force which will result in additional restructuring costs in the fourth quarter 2002.

11.  Geographic Information and Significant Customers

       The Company's headquarters and main design center are located in Plano, Texas. The Company has other sales offices and design centers in the United States. The Company also has significant design centers in Germany and the Netherlands and a manufacturing facility in the Philippines. Revenues by geographical area are summarized below (in thousands):

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                                -------------            -------------
                                               2002        2001         2002         2001
                                               ----        ----         ----         ----
         North America ..................    $ 6,432     $ 5,142      $16,244      $21,290
         Europe .........................      4,526       3,751       14,093       11,207
         Asia Pacific ...................     13,045       5,982       35,087       14,303
         Other ..........................         --         140           --          329
                                             -------     -------      -------      -------
                                             $24,003     $15,015      $65,424      $47,129
                                             =======     =======      =======      =======

       Sales to DaimlerChrysler accounted for approximately 15% and 22%of consolidated net revenues for the nine months ended September 30, 2002 and 2001, respectively.

       Sales to Unical Enterprises, Inc. accounted for approximately 13% of consolidated net revenues for the three months ended September 30, 2002. Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 19% and 11%, respectively, of consolidated net revenues for the three months ended September 30, 2001.

       Property and equipment are summarized below by location (in thousands):

                                              September 30,  December 31,
                                                  2002          2001
                                                  ----          ----
         North America ....................        $ 8,836       $ 7,131
         Europe ...........................          2,075         3,069
         Philippines ......................          7,378         8,210
         Asia Pacific                                  173           859
                                                   -------       -------
                                                   $18,462       $19,269
                                                   =======       =======

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

Financial Information

       Since inception we have incurred significant losses, and as of September 30, 2002, we had an accumulated deficit of approximately $155.3 million. With the acquisition of Transilica, our activities have expanded into the wireless connectivity market with Bluetooth technology and 802.11 technology. We have not previously designed, manufactured, or marketed in this area. Our limited combined operating history combined with business risks, including those risks set forth under the caption "Factors Affecting Future Operating Results and Stock Price" on pages 32 - 48 of our 2001 Annual Report and in our Form 10-Q for the period ended March 31, 2002, make the prediction of future results of operations difficult, and as a result there can be no assurance that we will achieve or sustain revenue growth or profitability.

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

       We use IBM, TSMC and X-FAB to manufacture our wafers and Amkor and Carsem to assemble our integrated circuits. We perform final testing, packaging and shipping of our integrated circuits at our facility in Plano, Texas, and overseas at Amkor, Carsem and United Test & Assembly Center. With respect to our tuner modules, we perform most of our assembly and calibration functions in our factory in Manila, Philippines. Test functions of our tuner modules are performed in our factory in Manila, Philippines, at our facility in Huntsville, Alabama and at AMB Electronic in Vohburg, Germany.

Results of Operations

       The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of net revenues:

                                                            Three Months Ended    Nine Months Ended
                                                               September 30,        September 30,
                                                               -------------        -------------
                                                              2002       2001      2002      2001
                                                              ----       ----      ----      ----
Net revenues ............................................      100%      100%       100%      100%
Cost of revenues ........................................       63        66         63        73
                                                               ---       ---        ---       ---
Gross margin ............................................       37        34         37        27

Operating expenses:
Research and development:
     Stock option compensation ..........................       11         2         12         2
     Other ..............................................       40        30         45        25
                                                               ---       ---        ---       ---
                                                                51        32         57        27

Selling, general and administration:
     Stock option compensation ..........................        3         3          3         3
     Other ..............................................       24        21         25        24
                                                               ---       ---        ---       ---
                                                                27        24         28        27
Restructuring costs .....................................       19         -          7
                                                               ---       ---        ---

Amortization of intangible assets and goodwill ..........       11        12         12        11
                                                               ---       ---        ---       ---
     Total operating expenses ...........................      108        68        104        65
                                                               ---       ---        ---       ---
Loss from operations ....................................      (71)      (34)       (67)      (38)
Other income (expense) ..................................       (1)       (2)         -         1
                                                               ---       ---        ---       ---
Loss before income taxes ................................      (72)      (36)       (67)      (37)
Income tax expense (benefit) ............................        2         -          1        (1)
                                                               ---       ---        ---       ---
Net loss ................................................      (74)%     (36)%      (68)%     (36)%
                                                               ===       ===        ===       ===

   Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

       Net Revenues

       Our net revenues increased $18.3 million, or 39%, to $65.4 million in the nine months ended September 30, 2002, from $47.1 million in the nine months ended September 30, 2001. Our net revenues increased $9.0 million, or 60%, to $24.0 million in the three months ended September 30, 2002, from $15.0 million in the three months ended September 30, 2001. This increase is primarily due to growth experienced in the broadband communications sector during the first half of 2002, as well as increased sales from our Bluetooth(TM) wireless connectivity products during the third quarter of 2002. Sales to DaimlerChrysler accounted for approximately 15% and 22% of consolidated net revenues for the nine months ended September 30, 2002 and 2001, respectively. Sales to Unical Enterprises, Inc. accounted for approximately 13% of consolidated net revenues for the three months ended September 30, 2002. Sales to DaimlerChrysler and Motorola/General Instruments accounted for approximately 19% and 11%, respectively, of consolidated net revenues for the three months ended September 30, 2001.

Sales to our twenty largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 95% and 90% of our revenues for the nine months ended September 30, 2002 and 2001, respectively. We could experience pricing pressures at any point in the future for our products.

       Cost of Revenues

       Cost of revenues includes the cost of purchases for subcontracted materials, integrated circuit assembly, factory labor and overhead and warranty costs. In addition, we perform final testing of our products and incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. Our subcontracted materials experience cyclical trends in pricing due to fluctuations in demand. Our costs of revenues in the nine months ended September 30, 2002 were $41.4 million, or 63% of net revenues, compared to $34.2 million, or 73% of net revenues, in the nine months ended September 30, 2001. Our costs of revenues in the three months ended September 30, 2002 were $15.1 million, or 63% of net revenues, compared to $10.0 million, or 66% of net revenues, in the three months ended September 30, 2001. Our gross margins in the three and nine months ended September 30, 2002 increased compared to the same periods for 2001 as a result of the consolidation of our factory in Manila in the fourth quarter 2001 and strength in silicon product sales which normally have higher margins. In the near future, we believe gross margins may continue to improve due to increased efficiencies in our factories and increasing levels of our silicon products in our product mix partially offset by increased selling price pressures. However, we do not expect gross margins to consistently increase each quarter. As we add new products to our manufacturing lines, we will incur higher cost of revenues, which may be offset over time as we negotiate volume discounts with our suppliers and become more efficient in manufacturing each new product.

       Research and Development

       Research and development expenses consist of personnel-related expenses, lab supplies, training, prototype subcontract materials, and prototype assembly. We expense all of our research and development costs in the period incurred. Research and development efforts are currently focused primarily on development of the next generation of RF products. Research and development expenses including noncash stock compensation for the nine months ended September 30, 2002 were $37.1 million, or 57% of net revenues, compared to $12.9 million, or 27% of net revenues, in the nine months ended September 30, 2001. Research and development expenses including noncash stock compensation for the three months ended September 30, 2002 were $12.3 million, or 51% of net revenues, compared to $4.7 million, or 32% of net revenues, in the three months ended September 30, 2001. The increase in research and development expenses primarily reflects the acquisitions of MHDC in October 2001 and Transilica in November 2001, as well as continued recruiting of engineers and increased prototype activity in the silicon design process. We expect that research and development expenses will increase in absolute dollars in future periods, and may fluctuate significantly as a percentage of total revenues from period to period. Stock option compensation related to research and development was $7.7 million in the nine months ended September 30, 2002 and $1.0 million in the nine months ended September 30, 2001 and $2.6 million in the three months ended September 30, 2002 and $0.3 million in the three months ended September 30, 2001, but does not affect our total stockholders' equity or cash flows. The increase in stock option compensation is due to the Transilica acquisition.

       See Note 2 to the financial statements for a discussion on the status of the Company's acquired in-process research and development projects.

       Selling, General and Administration

       Selling, general and administration expenses include our personnel-related expenses for administration, finance, human resources, marketing and sales, and information technology departments, and include expenditures related to legal, public relations and financial advisors. In addition, these expenses include promotional and marketing costs, sales commissions, shipping costs to customers and reserves for bad debts. Selling, general and administration expenses including noncash stock compensation for the nine months ended September 30, 2002 were $18.4 million, or 28% of net revenues, compared to $12.7 million, or 27% of net revenues, in the nine months ended September 30, 2001. Selling, general and administration expenses including noncash stock compensation for the three months ended September 30, 2002 were $6.6 million, or 27% of net revenues, compared to $3.5 million, or 24% of net revenues, in the three months ended September 30, 2001. The increase relates to significant increases in legal expenses in 2002 due to the lawsuit we filed alleging patent infringement in the United Sates Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation (see Note 8 to the financial statements for further discussion of the lawsuit against Broadcom), the additional ongoing expenses resulting from the acquisitions of MHDC in October 2001 and Transilica in November 2001 and recording additional bad debt expenses related to increased accounts receivable. Stock option compensation related to selling, general and administration was $2.2 million and $1.4 million in the nine months ended September 30, 2002 and 2001, respectively, and $0.7 million and $0.4 million in the three months ended September 30, 2002 and 2001, respectively, but does not affect our total stockholders' equity or cash flows.

       Amortization of Intangible Assets and Goodwill

       Amortization of intangible assets for the nine months ended September 30, 2002 was $8.1 million compared to amortization of intangible assets and goodwill of $5.4 million for the nine months ended September 30, 2001. Amortization of intangible assets for the three months ended September 30, 2002 was $2.7 million compared to amortization of intangible assets and goodwill of $1.8 million for the three months ended September 30, 2001. Employment agreements of $4.1 million less the associated accumulated amortization of $0.9 million were written off in conjunction with our restructuring efforts in the three months ended September 30, 2002. See Note 10 for further detail on restructuring costs. Amortization of intangible assets and goodwill results principally from our combinations with Microtune KG, MHDC and Transilica. All combinations were accounted for using the purchase method of accounting. Effective January 1, 2002 acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $4.3 million in the nine months ended September 30, 2002. However, amortization of recorded intangible assets increased by $7.0 million in the nine months ended September 30, 2002 as the result of the acquisitions of Transilica and MHDC.

       During the third quarter of 2002, the Company's market capitalization declined to a level which is less than the Company's net book value. To date, the Company does not believe that such decline is indicative that it is more likely than not that the fair value of the Company's assets, including goodwill, are less than their carrying values. The Company will perform its annual assessment of goodwill impairment during the fourth quarter. If the Company's market capitalization remains at its current level during the fourth quarter, the Company believes it is likely that an impairment charge will be required.

       Restructuring Costs

       Restructuring costs for the three and nine months ended September 30, 2002 were $4.5 million and there were no restructuring costs for the same periods for 2001. These charges were taken to reduce operating costs and strengthen our ability to focus on core strategic competencies. Of the $4.5 million charge, $3.2 million related to the write-off of intangible assets consisting of employment agreements acquired in the Transilica acquisition, $0.3 million related to the write-off of other assets and accrual of costs related to the restructuring and $1.0 million related to closing our design center located in Singapore. The $1.0 million charge included $0.6 million related to write-offs of equipment, software and software leases and $0.4 million related to other charges associated with the office closing including severance for 21 employees. At September 30, 2002 accrued restructuring costs related to these actions taken in the third quarter 2002 totaled $0.4 million. Such costs are expected to be settled by the end of 2003.

       On October 25, 2002 Microtune began a worldwide reduction-in-force which will result in additional restructuring costs in the fourth quarter 2002.

       Other Income and Expense

       Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

       Interest income for the nine months ended September 30, 2002 was $2.4 million compared to $2.6 million for the nine months ended September 30, 2001. Interest income for the three months ended September 30, 2002 and 2001 was $0.7 million. The decrease in interest income is mainly due to the decrease in interest rates for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

       Our functional currency is the U.S. Dollar. The impact from the remeasurement of financial statements of the Subsidiaries not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. The increase in the foreign currency loss is mainly due to the strengthening of the U.S. Dollar against the Philippine Peso during third quarter 2002.

       Other expenses for the three and nine months ended September 30, 2001 included a $1.0 million one-time write-off due to the uncollectability of a loan which we made in May 2001 to a private radio frequency focused company.

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

       The provision for the three and nine months ended September 30, 2002 and the provision and benefit for the three and nine months ended September 30, 2001 consists of foreign income taxes and U.S. state taxes. Effective January 1, 2001, the German government reduced corporate tax rates of retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%.

       Liquidity and Capital Resources

       As of September 30, 2002, we had net working capital of $152.7 million, including $134.8 million of cash and cash equivalents, compared to net working capital of $175.4 million, including $173.1 million of cash and cash equivalents at December 31, 2001. Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with the Company's investment policy.

       Operating activities used $32.1 million in cash during the nine months ended September 30, 2002 compared to $0.1 million used in operating activities for the nine months ended September 30, 2001. The increase in cash used from operations is due to increased expenses primarily from acquisitions. In addition, accounts receivable increased due to the growth in our sales volume and inventories have increased due to softening in demand at the end of third quarter 2002.

       Investing activities used $4.3 million in cash during the nine months ended September 30, 2002 compared to $8.5 million used in investing activities for the nine months ended September 30, 2001. Investments in property and equipment were $4.0 million and $7.5 million in the nine months ended September 30, 2002 and 2001, respectively.

       Financing activities used $0.2 million in cash during the nine months ended September 30, 2002 compared to generating $3.4 million provided by financing activities for the nine months ended September 30, 2001. We received cash of approximately $1.8 million and $2.7 million from the sale of common stock upon the exercise of employee stock options and from shares purchased under our Employee Stock Purchase Plan during the nine months ended September 30, 2002 and 2001, respectively. During the first quarter of 2002, we also incurred $0.5 million for the remainder of costs from our December 18, 2001 follow-on public offering when we issued 5 million shares of common stock resulting in net proceeds of approximately $109 million. We used cash of approximately $1.0 million to repurchase shares of our common stock during the nine months ended September 30, 2002.

       On July 19, 2002 the Board of Directors authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, up to 10% of the outstanding shares of Microtune common stock can be reacquired. Since the beginning of the program through November 8, 2002, the Company has purchased a total of 4,445,325 shares of its common stock for an aggregate cost of $7.7 million.

       On October 25, 2002 Microtune began a worldwide reduction-in-force which will result in restructuring costs in the fourth quarter 2002.

       Microtune KG has a credit agreement with a bank that provides for borrowings of up to $1.0 million. The agreement is cancelable upon notification by the bank. Borrowings under this agreement bear interest at a rate determined from time to time by the bank. The rate was 7.25% at September 30, 2002. At September 30, 2002, no borrowings were outstanding under this credit agreement.

       We believe that our current cash balance will provide adequate liquidity to fund our operations and meet our other cash requirements through at least 2004. However, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

       Information concerning market risk is contained in our 2001 Form 10-K Report and in our Form 10-Q for the period ended March 31, 2002 and is incorporated by reference to these reports.

Item 4.    Controls and Procedures

       Pursuant to the Sarbanes-Oxley Act of 2002, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

                            Part II Other Information

Item 1.    Legal Proceedings

       From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except as described below.

       On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleges that Broadcom Corporation's BCM3415 microchip infringes on our U.S. patent no. 5,737,035. In our complaint, we are seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom Corporation from taking any further action which infringes our 5,737,035 patent. On May 7, 2002 Broadcom Corporation filed a Motion for Leave to Supplement its counterclaim asking the court's permission to add a counterclaim asserting infringement by Microtune of Broadcom's U.S. patent no. 6,377,315. On June 19, 2002 Broadcom's motion was denied. The trial in this lawsuit is scheduled to commence January 8, 2003. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

       On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States Court for the Eastern District of Texas, Sherman Division, against the Company. The lawsuit alleges that various Microtune products infringe Broadcom's U.S. patent no. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action which infringes the U.S. patent no. 6,377,315. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

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

Item 4.    Submission of Matters to a Vote of Security Holders

       Not applicable.

Item 5.    Other Information

         During October 2002, the Company established a program whereby each employee with outstanding stock options was given the opportunity to cancel some, or all of their option grants in exchange for a promise by the Company to grant a new stock option in six months and two days from the date of the employee's election to cancel options. The new grants will be for the same or lesser number of options cancelled and will have an exercise price equal to the market closing price the day before the grant. New grants will vest 1/54 each month with 6/54 vesting on the date of the new grant. The program ended October 31, 2002 and 1,875,781 shares were cancelled pursuant to the program.

       On October 25, 2002 Microtune began a worldwide reduction-in-force which will result in restructuring costs in the fourth quarter 2002.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           12.    Computation of Ratio of Earnings to Fixed Charges

           99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. (S)1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

           99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. (S)1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

       (b) Reports on Form 8-K

           On July 22, 2002, we filed a Form 8-K with the Security and Exchange Commission to announce the appointment of Nancy A. Richardson as Chief Financial Officer.

           On August 14, 2002, we filed a Form 8-K with the Security and Exchange Commission regarding Item 9. - Regulation FD Disclosure stating that the purpose of the transmittal letter and certifications accompanying our Form 10-Q for the quarter ended June 30,2002 were furnished solely pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and were not filed as part of our Quarterly Report on Form 10-Q.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002

                                              /s/ Nancy A. Richardson
                                    --------------------------------------------
                                                Nancy A. Richardson
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATION
                      Pursuant to 18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 352 of the
                           Sarbanes-Oxley Act of 2002

I, Douglas J. Bartek, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Microtune, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Douglas J. Bartek
-------------------------------
Douglas J. Bartek
Chairman and
Chief Executive Officer
(Principal Executive Officer)

                                 CERTIFICATION
                     Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 352 of the
                           Sarbanes-Oxley Act of 2002

I, Nancy A. Richardson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Microtune, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Nancy A. Richardson
------------------------------------
Nancy A. Richardson
Chief Financial Officer
(Principal Financial and Accounting Officer)