Form 10-K
period 2002-12-31
MICROTUNE INC
filed 2003-07-31
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-31029-40

MICROTUNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2883117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2201 10th Street Plano, Texas	75074
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (972) 673-1600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes   ☐     No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☒     No  ☐

As of June 30, 2003 there were 50,332,277 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $3.18 per share of Registrant’s common stock as quoted by the NASDAQ Stock Market on that date,) was approximately $132,645,915. The Registrant’s common stock was delisted from the NASDAQ Stock Market effective July 7, 2003. In addition, because the Registrant is not current in its periodic reporting requirements under the Securities Exchange Act of 1934, as amended, the Registrant is not currently eligible to trade on the OTC Bulletin Board. The Registrant’s shares of common stock are currently quoted on the “pink sheets,” which subject broker-dealers to additional sales practice requirements. For purposes of this disclosure shares of the Registrant’s common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2002

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this annual report on this Form 10-K, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our planned improvements to our internal and disclosure controls, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in “Factors Affecting Future Operating Results and Stock Price” in Item 7, and in “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A. We encourage you to read those sections carefully. You should carefully consider those risks, in addition to the other information in this annual report on this Form 10-K and in our other filings with the Securities and Exchange Commission, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report on this Form 10-K. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

ITEM 1.    BUSINESS

Website Access to Reports and Other Information

We make our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge upon request by phone (telephone number: (972) 673-1850), by email to investor@microtune.com, in writing to our Investor Relations department at 2201 10th Street, Plano, Texas 75074 or through our internet web site, www.microtune.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Events Subsequent to December 31, 2002

Restatements of Financial Statements

This annual report on Form 10-K contains restatements of our previously reported financial statements for 2001 and for our quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. In addition, this report contains revisions to our financial results for our quarter ended December 31, 2002 that were reported via a press release on February 20, 2003, and a related current report on Form 8-K filed with the SEC. This annual report on Form 10-K should be considered to amend all our previous disclosures with respect to the restated periods.

For a full discussion of the effects of our restatements see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 of the Notes to Consolidated Financial Statements, see also Item 6, “Selected Financial Data.”

Audit Committee Inquiry

In February 2003 our Audit Committee, under the direction of our Board of Directors, retained John M. Fedders, a former Director of the Division of Enforcement of the SEC, as independent counsel to inquire into the events related to negative adjustments to recorded revenue for products shipped in the third and fourth quarters of 2002. The inquiry was subsequently expanded to cover all of 2001 and 2002, and concluded in July 2003.

The inquiry concluded that in certain instances we recognized revenue earlier than appropriate under accounting principles generally accepted in the United States (GAAP). On April 29, 2003, based on preliminary findings of the inquiry, our Board determined to restate our previously reported financial statements for 2001 and for our quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. Based on the preliminary findings our Board also determined to revise our financial results that were reported via a press release on February 20, 2003, and a related current report on Form 8-K filed with the SEC.

Our Board’s determinations are based upon summary findings from the inquiry set forth in the numbered paragraphs below.

1.	We shipped product to customers at the end of quarters in excess of orders received at the time of shipment, including shipments of unfinished product. We recognized revenue for these shipments even though we had not received purchase orders for the product shipped.

2.	We granted extended payment terms, including “flexible payment terms,” to customers, including customers who were delinquent in their obligations to us. We recognized revenue despite collection of the related accounts receivable being questionable, and reserves were not established.

3.	We granted “price protection” arrangements to distributors whereby (a) profits were guaranteed and (b) credits were promised to our distributors if the product was resold for less than what we were to be paid. While “price protection” arrangements are not improper, we recognized revenue when it should not have been under GAAP.

4.	We granted rights of return, or extraordinary stock rotation privileges, to our distributors. These included the right to return any product not sold. Despite these rights of return, we recognized revenue at the time of shipment.

In addition, in preparing our restated financial statements, we determined that in some cases we recognized revenue in the wrong quarter because delivery of our product was not in accordance with our customers’ shipping terms and shipment had been made to a third party warehouse rather than to our customer.

The full extent and nature of these arrangements, rights, terms and shipments were not known by our Board, certain members of management and our auditors. At the direction of our Board, the independent counsel to the Audit Committee has been in communication with the staff of the SEC regarding the events described above. We expect that the SEC will conduct a formal investigation of the events described above.

The inquiry also found that we had insufficient internal control policies, insufficient procedures for the supervision of any controls, and insufficient means to detect violations of our controls or GAAP. We do not employ any internal audit personnel. As a result of the inquiry, we concluded that our system of controls and procedures for the timely and accurate issuance of periodic press releases has material weaknesses and is significantly deficient, and that we have inadequate means for monitoring prior public statements to detect whether an update or correction is needed as new material events occur.

Based on the findings and in accordance with federal securities laws, we are evaluating our procedures and policies, and we are in the process of initiating additional procedures and policies to address some of the material weaknesses and significant deficiencies we have found to date. In addition, we are in the process of implementing internal control procedures to ensure that we recognize revenue in the appropriate period and under the appropriate method under GAAP.

In January 2003, we began requiring each of our sales and sales support personnel and each of our officers to certify for each quarter beginning with the quarter ended December 31, 2002 that, except as disclosed to us, he or she has not entered into any verbal agreements or written agreements on our behalf that are outside our standard written agreements.

Regarding credit policy compliance, in May 2003 we alerted our sales and sales support staff that strict observance of all terms of our credit policy, including obtaining written authorization, will be required without exception.

In April 2003 for the first quarter of 2003, our accounting department compared all purchase orders received from customers to the corresponding invoices generated by our Enterprise Resource Planning system. Differences were investigated and the results used to determine the appropriate recognition of revenue. We intend to perform similar comparisons for subsequent quarters. Error rates related to invoicing are tracked and used to monitor compliance with our internal controls.

In June 2003, we adopted and are in the process of implementing a whistleblower policy. This policy provides a means for our employees to anonymously inform us of (a) unethical business practices, (b) illegal activity, (c) deviations from our policies and procedures, (d) erroneous accounting treatment of business transactions, (e) weaknesses in internal controls, (f) disputes with auditors, and (g) disclosures in SEC reports or other public disclosures that are not full, fair, accurate, timely and understandable.

In July 2003, we adopted and are in the process of implementing a Code of Ethics to promote the honest and ethical conduct of all of our officers and financial executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers.

In addition, we have revised our revenue recognition procedures such that revenue for product sales that is not recognized upon shipment or upon receipt by our customers is deferred and is generally not recognized until we receive payment from our customers.

Our Board also has determined that the responsibilities of our General Counsel and our Chief Financial Officer should be performed by at least two separate individuals. We are currently in the process of searching for a new Chief Financial Officer.

We expect that additional internal controls, disclosure controls and new internal auditing controls and procedures will be adopted and implemented as a result of the inquiry and our ongoing evaluation.

Resignation of William L. Housley

On April 25, 2003, William L. Housley resigned from his positions as our President and Chief Operating Officer.

Resignation of Douglas J. Bartek

On June 27, 2003, Douglas J. Bartek resigned from his positions as Chairman of our Board, CEO and President. The vacated board seat remains empty at this time. Mr. Bartek and our Board reached an agreement as to his severance terms.

Office of the President

Our Board anticipates that it will announce a new CEO in the near future. In the interim, our Board has established an Office of the President that is filled by Harvey B. (Berry) Cash, a Director and Chairman of our Compensation Committee, James H. Clardy, a Director and Chairman of our Audit Committee, and Albert H. Taddiken, our Chief Technical Officer.

NASDAQ Delisting

On April 17, 2003, we received a NASDAQ Staff Determination stating that our failure to comply with NASDAQ filing requirements subjected our securities to delisting from the NASDAQ Stock Market. This determination was a result of our delinquency in filing this annual report on Form 10-K. On May 16, 2003, in an oral hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ Staff Determination, we presented our plan for compliance with NASDAQ filing requirements and requested a stay from the delisting of our securities. We were granted a stay until June 16, 2003. We were not, however, able to become compliant with our reporting requirements by that time. As a result, our securities were delisted from the NASDAQ Stock Market effective July 7, 2003. We sent notice of our intent to appeal the delisting decision on July 11, 2003. There can be no assurance that our appeal to the NASDAQ Listing and Hearing Review Council will be successful. Because we are not current in our periodic reporting requirements under the Securities Exchange Act of 1934, as amended, we are not currently eligible to trade on the OTC Bulletin Board. Our shares of common stock are currently quoted on the “pink sheets,” which may entail higher transaction costs for trades and reduced ability to liquidate shares of our common stock.

Material Charges Related to Goodwill and Our Bluetooth™ Wireless Business

In the fourth quarter of 2002, we recognized charges of $50.7 million for the impairment of goodwill, $46.9 million for impairment of intangible assets associated with our Bluetooth™ wireless business, and a charge to cost of revenue of approximately $12.8 million representing our estimate of excess Bluetooth™ wireless inventories and our non-cancelable purchase obligations for wireless inventories at December 31, 2002. The intangibles and inventory related to Bluetooth™ technology we acquired in November 2001 with our acquisition of Transilica Inc., n/k/a Microtune (San Diego) Inc.

Cost Reduction Measures

On March 27, 2003, we sold equipment and inventory related to our manufacturing operations in the Philippines, where we built our Module and MicroModule subsystem solutions, to Three-Five Systems, Inc. (TFS). We also entered into a contract with TFS under which TFS could satisfy our current demand for our Module and MicroModule RF subsystems. We may be required to repurchase raw material inventory from TFS under this contract if our actual and forecasted manufacturing volumes are less than we forecasted when the contract was made. We currently anticipate that we will have an obligation to repurchase a portion of the raw material inventory. However, the amount of this obligation cannot be reasonably estimated at this time.

After TFS’ nearby Filipino manufacturing facility has obtained the necessary quality certifications, and product produced by TFS is qualified by us and certain of our customers, we intend to close our facility in the Philippines. However, there can be no assurance that such qualifications will occur timely, if at all. We believe our relationship with TFS will allow us to focus on RF technology innovation and product development. As a result of the sale of assets to TFS, we reduced our payroll by approximately 1,000 employees.

On April 23, 2003, we sold Microtune (Holland) Holding B.V. f/k/a SPaSE Holding B.V., our wholly-owned subsidiary and design center located in Nijmegen, The Netherlands (MHDC), to the Micronas Group (Micronas). The design center primarily developed and marketed baseband technology such as demodulators for European digital TV products.

From October 2002 through June 30, 2003, we reduced our worldwide workforce from approximately 1,600 to approximately 220, including the reductions related to the TFS transaction. In the future we may consider and take additional actions to reduce our personnel. There can be no assurance that any additional reductions would not materially and adversely affect our ability to generate revenue and develop new products.

Recently Filed Securities Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and CEO, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our present Chief Financial Officer and General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations. The actions have been consolidated into one case and lead plaintiffs have been appointed. We intend to vigorously defend the suits against us. There can be no assurance regarding the outcome of the litigation or any related claims for indemnification or contribution. The outcome of the litigation may have a material and adverse impact on our results of operations or financial condition in the future.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

For a full discussion of this lawsuit and of all other material litigation to which we are a party see Item 3, “Legal Proceedings,” on page 16.

Broadcom Litigation Update

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip infringed on our U.S. patent no. 5,737,035. On March 20, 2003, a jury found in favor of Microtune. Specifically, the jury found that certain Broadcom products infringe Microtune’s patent and that Broadcom’s infringement was willful. On April 17, 2003, a preliminary injunction was issued that prohibits Broadcom from making, using, marketing, selling or distributing in the U.S. any technology found by the jury to infringe our patent. A hearing to determine damages and permanent injunction issues is pending. Broadcom has announced that it intends to appeal the verdict.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. patent no. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement and injunctive relief precluding Microtune from taking any further action that infringes the Broadcom patent. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss.

For a full discussion of these lawsuits, other Broadcom lawsuits against us and all other material litigation to which we are a party see Item 3, “Legal Proceedings,” on page 16.

Overview

Microtune, Inc. designs and markets radio frequency (RF) silicon and subsystem module solutions for the worldwide broadband communications and transportation electronics markets. We also design and market selected Bluetooth™ wireless connectivity products. Our mission is to develop and sell integrated circuit (IC) and module products and technology for the delivery of broadband video, audio and data to consumers and businesses.

Our expertise in RF, analog and to a lesser extent digital technologies allows us to deliver ICs and complete subsystem solutions (called Modules or MicroModules) that permit the delivery and exchange of broadband information using terrestrial (off-air) and/or cable communications systems. We also develop and offer niche products to the Bluetooth™ wireless communications market.

Our products include tuners, amplifiers, transceivers, upconverters and Bluetooth™ wireless radio and baseband processors. When integrated into our customers’ commercial or consumer equipment, our products permit the transmission and reception of RF signals that contain video, audio and/or data. Our products are used in a range of applications, including cable high-speed internet access, digital and high-definition television, TV on a PC, in-car audio and video, and cable-based digital phone service.

Today, our products principally are marketed to original equipment manufacturers (OEMs) and distributors in the following two markets:

•	Cable and Terrestrial Broadband Communications

This market includes products that send and receive cable and terrestrial broadband signals. Our Cable Broadband products are designed for use in RF electronics from the cable head-end upconverter to consumer access and gateway devices, including cable modems, digital and analog set-top boxes, digital televisions and cable telephony systems. Our Terrestrial Broadband products are designed for use in off-air applications including digital and analog television sets and their companion appliances (VCRs, High Definition Television (HDTV) projection displays, liquid crystal displays (LCDs), digital set-top boxes, digital personal video recorders), and PC/TV multimedia products.

•	Transportation Electronics

This market includes products targeted for mobile environments, such as automobile and airline in-flight entertainment systems. Our Transportation Electronics products range from components for traditional AM/FM radio to components for the emerging entertainment and telematics applications that provide value to mobile consumers, including in-car and in-flight video, HD radio™ (digital radio), and remote data system for traffic avoidance and other services.

Business Strategy

Our mission is to develop and sell IC and module products and technology for the delivery of broadband video, audio and data to consumers and businesses. Key elements of our strategy to accomplish our mission include:

•	Focusing on RF technology products where our experience, expertise and patent portfolio provide strategic and competitive advantages.

•	Leveraging our market position and our core technologies in the cable broadband market to provide silicon solutions for emerging digital set-top box, digital television and PC/TV multimedia markets.

•	Combining our RF expertise and established products to expand our presence in transportation electronics.

•	Targeting our Bluetooth™ technology to provide unique solutions in niche applications for cable-free Universal Serial Bus (USB) connectivity.

Organization

To implement our strategy effectively, our design and applications engineering teams are organized into three specialties: Broadband Communications, Transportation Electronics and Bluetooth™ Wireless. Our sales, finance, legal, operations and human resources teams are centralized to achieve operational efficiencies.

In the second half of 2002 and again in the second quarter of 2003, responding to market conditions and our desire to reduce our losses and ultimately to achieve profitability, we reduced operational costs and structural expenses. We closed or sold certain design facilities, closed selected sales offices, and eliminated development activity on products with limited near-term revenue potential by implementing a restructuring plan, including staff reductions.

Markets

During the last 10 years, the worldwide reliance on the internet, the transition to digital technologies, the rise of broadband, mobile and wireless communications, and the growing interrelation of TV, PC, cable and the internet have fostered dramatic changes in business and consumer electronics. These drivers have propelled the development of new classes of products, based on innovative technologies, that deliver better and faster communications, and new forms of entertainment and information.

•	Broadband Communications

Cable Broadband

During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of multiple entertainment, information, and telecommunications services. According to the National Cable & Telecommunications Association, from 1996 to year end 2002, U.S. cable operators alone have invested an estimated $70 billion in a massive upgrade to their infrastructure. The facilities improvements are based on hybrid fiber/coaxial architecture and grounded in digital technology deployed in the cable headend and consumer equipment. The upgrades have created additional bandwidth to deliver consumers more channels, digital and HDTV programming, high-speed data communications, home networking, and two-way interactive services, including digital phone and video-on-demand.

As a part of the upgrade, cable operators have deployed and continue to deploy new classes of digital consumer equipment that allow users to access the range of enhanced services. These consumer end products include:

•	Cable modems, as single devices, as integrated with PCs, or as integrated in set-top boxes, which enable high-speed Internet service via two-way cable.

•	Digital interactive set-top boxes which serve as the home access point for a number of services, including digital entertainment channels and a range of emerging applications such as video-on-demand, subscription video-on-demand, interactive program guides, personal video recorders (PVRs) and interactive TV. In some deployments, the digital interactive set-top box is evolving into a ‘home gateway’, a multifunctional box designed to serve as the distribution ‘hub’ for all residential video, voice and data services.

•	Cable telephony units, which enable digital telephone service to residential and business customers.

The cable industry’s adoption of industry standards, including the CableLabs® standards for DOCSIS® (cable modems) and its continued support for complementary standards, such as OpenCable™ (digital set-top boxes), Packet Cable™ (cable telephony) and CableHome™ (home networking), has served as an additional catalyst to fuel the deployment of enhanced broadband services. The standards are designed to ensure interoperability between the products of different manufacturers and the head-end equipment of various cable systems. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can be sold at retail and that can operate efficiently and harmoniously in cable environments.

We provide tuners, amplifiers and transceivers for cable modems, set-top boxes and cable telephony systems, supporting the two-way transmission of data to and from the consumer and the cable operator’s headend. In the headend itself, we also provide silicon and module upconverter products for lower power, lower cost and space efficient RF translation for video-on-demand and services.

Terrestrial Broadband

As digital video transmission has begun in more countries, the number of markets for digital TV (DTV) sets and related peripheral products has grown. The definition of terrestrial ‘digital TV’ is determined by standards adopted by various countries: the Advanced Television Systems Committee (ATSC) standard is deployed primarily in the United States and the Digital Video Broadcast -Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world.

As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail than existing TV or multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and sound to Internet data, can be broadcast using digital transmission. Consumers require new kinds of products to receive these digital services, and manufacturers continue to try different combinations and options to see what consumers want to buy. These new products include digital TVs, HDTV projection displays and sets, Standard Definition Television (SDTV) sets, LCDs, flat panel sets, digital set-top boxes (that decode the digital signal for display on an analog TV), digital personal video recorders and other TV peripherals.

In the U.S., standards issues have impacted widespread DTV deployment, but in 2002, several actions by the Federal Communications Commission (FCC) and industry organizations were taken to foster the adoption of digital television technology. In August 2002, the FCC adopted a plan to require the installation of off-air DTV tuners in nearly all new digital television sets by 2007. As part of the FCC’s five-year plan, the requirement will start with larger, more expensive televisions, and 50% of all digital sets 36 inches and wider must comply with the ruling by July 1, 2004. In addition, all TV interface devices (VCRs, DVD players, etc.) must come equipped with DTV tuners by July 1, 2007.

In December 2002, representatives from the top U.S. cable operators and consumer electronics manufacturers signed an agreement to expedite the deployment of DTV. The agreement, which sets the stage for a national ‘plug-and-play’ standard between digital television products and digital cable systems, is expected to help speed the transition from analog to digital television and establish much-needed marketplace, technical, and regulatory certainty for the cable and consumer electronics industries. If adopted by the FCC, the new rules will require that digital television sets marketed in the U.S. as “cable-ready” meet certain criteria.

Even though the U.S. standards have not been fully implemented, consumers’ desire to combine big-screen televisions with full surround sound audio systems has been a key factor in driving sales of DTV products. The Consumer Electronics Association published initial year end figures that factory-to-dealer sales of digital television products in 2002 totaled about 2.5 million units and about $4.2 billion. The 2002 sales surpassed the 2001 total by 73 percent in units and 61 percent in dollars.

The advent of digital broadcast television is expected to keep the market growing for PC/TV products. The PC/TV tuner market has grown steadily during the last few years driven by demand for greater functionality on the PC. The capability to receive digital television is an added catalyst, particularly in Europe and Japan where limited residential space makes using a PC for more than computing functions desirable.

We provide tuners and amplifiers which are essential to the RF tuning and reception of signals for digital television products. Multiple tuners may be required in these products to support picture-in-picture, personal video recording or internet-access applications.

•	Transportation Electronics

Technology convergence and integration have altered the landscape for cable and terrestrial broadband communications and is beginning to impact the automotive and airline industries. In the automotive market, for example, low-cost communications, the Internet and computing technologies are combining with traditional in-vehicle automotive control, display and audio systems to create new applications and potential new markets for in-vehicle entertainment and information. Driven by consumer demands, automotive manufacturers’ demands, and environmental and economic considerations, a wealth of new applications are rapidly evolving beyond the conventional car audio system. Grouped loosely into the categories of in-car audio, infotainment and driver information systems, these new applications are expected to gain growing consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology. In-car audio and infotainment is projected to comprise AM/FM radio, digital sound systems, satellite radio and digital radios and the suite of applications that allow rear-seat passengers to watch TV and video and to play interactive games.

Driver information systems, the ability to wirelessly send or receive information from a vehicle, embrace a wide variety of applications, including location-specific traffic information, route planning services and automatic emergency calling. Telematics is a communications technology that provides security, information and entertainment to vehicles. With new classes of telematics devices and interfaces, an even broader range of services is projected to be delivered to the vehicle and its related electronic subsystems. Telematics-equipped vehicles are projected to provide step-by step driving directions, vehicle diagnostics, service station, restaurant or ATM locator information, automatic toll paying, Internet access, email access, keyless garage door entry and activation of in-home automation, among others.

Major car manufacturers around the world are already beginning to deploy multimedia entertainment and driver information systems. The market for these products is still highly fragmented with revenue generation largely confined to the sale of specific systems, equipment, technology and applications development. Growth in this market is expected as automakers begin offering a range of services in more vehicles, moving from luxury cars into mid-priced models. IMS Research forecasts that the worldwide market for in-car audio, infotainment and driver information systems will grow from an estimated 93.4 million units in 2001 to 152.4 million units in 2008, with cumulative unit shipments totaling 980.9 million.

Data delivered via RF communications is integral to these emerging automotive applications, and we provide enabling technology, including AM/FM tuners, transceivers, telematics tuners, digital radio front-ends, antenna amplifiers, and in-car TV tuners, that are incorporated into automotive electronics subsystems to support these applications.

Products

The applications associated with our target broadband communications and transportation electronics markets require levels of RF performance, power efficiency, functionality and integration that had not been met adequately by prior traditional RF solutions. Our products are engineered to address the complex, high-performance RF requirements of broadband reception and exchange of information.

We classify our products into two groups: ICs and manufacturing-ready, subsystem-level solutions (called Modules or MicroModules).

Integrated Circuit Products

We offer a silicon product portfolio that includes:

MicroTuner Single-Chip Tuners

Our premier products are our MicroTuner single-chip tuners. These highly integrated solid-state tuners, first introduced in 1999, were the world’s first broadband television tuners with all active components implemented in a single microcircuit. We believe our MicroTuner chips are the only single chip silicon tuners in high volume production today that incorporate all of the active elements of a RF broadband tuner, including low-noise and intermediate frequency amplifiers, critical for system performance, and varactors, which eliminate the need for a high-voltage power supply. Our MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations.

We recently won our first jury verdict in our first patent lawsuit against Broadcom Corporation. In the lawsuit we asserted that Broadcom willfully infringed our patent entitled “highly integrated television tuner on a single microcircuit” and the jury agreed. On April 17, 2003 a preliminary injunction was issued that prohibits Broadcom from making, using, marketing, selling or distributing in the U.S. any technology found by the jury to infringe our patent. We expect that a permanent injunction will be issued.

Silicon Amplifiers

We offer a family of amplifiers, including our upstream amplifiers, our Intermediate Frequency (IF) amplifiers and a Broadband amplifier. Our amplifiers are companion products to our single-chip tuners.

Our amplifiers enable or support a variety of specialized functions, including high-speed upstream cable communications and the distribution of a broadband signal across multiple tuners. They support these functions by conditioning signals within the RF front end and boosting them for distribution through the system. They also enable two-way communications capability in cable access applications and downstream amplification in automotive radio and in-car TV applications.

VideoCaster Chipset

In December 2001, we introduced our first upconverter solution, the VideoCaster chip set and MicroModule, for cable video-on-demand (VOD) applications.

With the VideoCaster product family, we believe we achieved a technological and size breakthrough in upconverters. By developing three silicon chips to replace most discrete parts contained in other upconverters, we reduced the size of the RF electronics compared with the smallest known upconverter. Our VideoCaster chip set converts the IF channel inputs to the programmable RF frequency for up to 10 streams of standard definition digital video.

CableFree USB™ Products

We have recently retargeted our Bluetooth™ efforts to emphasize non-traditional Bluetooth™ applications where we believe we have either unique capabilities or specific expertise. Our most recently developed Bluetooth™ products are designed to eliminate USB cables connecting certain printers and PCs in the home or office environment.

Subsystem-Level RF Solutions: Modules and MicroModules

Our subsystem-level products, called Modules or MicroModules, are RF solutions, consisting of tuner and/or transmit/receive functions that are pre-assembled into tested, manufacturing-ready RF front ends. Our subsystem solutions are available for multiple applications, including cable modem, cable telephony, PC/TV multimedia, automotive AM-FM tuning, analog and digital TV, and cable headend upconverters (VideoCaster MicroModule).

Our MicroModules contain our unique silicon components. We package our chips, including amplifiers and upconverters, with other RF functionality into small, modular form factors. Our Modules and MicroModules are pre-configured and pre-tested for ready placement on motherboards, printed circuit boards or chassis. As a competitive advantage to other modular solutions, our silicon components in the MicroModules provide high levels of functional integration.

Technology, Intellectual Property, Research and Development

We were founded in 1996 on a commitment to RF IC innovation. We have established a track record of introducing advanced products, based on our pioneering RF IC technology, that address emerging markets and serve customers in existing markets.

As of June 30, 2003, we had more than 100 RF and communications systems technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team is comprised of RF and analog IC design experts, systems engineers and application engineers. Our team enables us to produce differentiated RF IC and subsystem module products for applications in our targeted markets. Team members are located in design centers around the world, including Plano, TX, San Diego, CA, and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio. We have and will vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold 25 issued U.S. patents and have more than 50 additional U.S. patent applications pending. Our issued U.S. patents begin to expire in 2015.

Our issued patents include those for a ‘highly integrated television tuner on a single microcircuit’ and a ‘broadband integrated television tuner’. We have also filed patent applications for our core RF technology, VideoCaster chipset and CableFree USB™ products. Our other patents protect various aspects of our RF, analog and digital baseband technology at the broad architectural, circuit and building-block level.

Sales and Marketing

As of June 30, 2003, our worldwide sales organization consisted of over 30 employees with offices located throughout the U.S. (Plano, TX, Huntsville, AL, Atlanta, GA, San Jose, CA and San Diego, CA) and in regional centers around the world (Ingolstadt, Germany, Taipei, Taiwan, Tokyo, Japan and Seoul, Korea). Our sales organization consists not only of the technical sales, service and customer support team, but also a field application engineering staff that is involved with customers during all phases of design and production. This field applications engineering team is located throughout our worldwide offices. We also support customers with resources from our technical team personnel in our Plano, Ingolstadt, and San Diego design centers.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We also sell our products to a network of distributors and through sales representatives located around the world.

For our net revenue information by geographic locations and significant customers, see Note 14 of the Notes to Consolidated Financial Statements.

Customers

We market and sell our ICs and modules directly to OEMs of communications, consumer electronics, multimedia and transportation electronics products, to third-party electronic manufacturing service providers, and to distributors. We engage with customers at multiple levels within their organization, provide design and systems support, and align product roadmaps to meet their product requirements.

We supplied our silicon and systems products to more than 125 customers worldwide during the last 15 months including the following:

Broadband Communications:  ARRIS, ATI, Askey, Ambit, Cisco, EchoStar, Hauppauge, Hitron, Hughes Network Systems, Motorola, Netgem, Pace, Pinnacle, Samsung, Scientific Atlanta, Tellabs, and Terayon

Transportation Electronics:  Daimler Chrysler, Delphi/Fuba Automotive, Harman Becker Automotive, Nippon Sheet Glass, Panasonic and Rockwell Collins.

Manufacturing

We use subcontractors for wafer production and IC packaging. This allows us to eliminate the high capital requirements of owning and operating semiconductor fabrication and packaging facilities. It also enables us to focus on the design of our IC products, where we believe we can gain greater competitive advantage.

We have established relations with wafer foundries, including IBM Microelectronics, X-FAB, and TSMC, to help ensure our future demands are in line with our subcontractors’ manufacturing technology roadmaps and capacities. These foundries offer mature CMOS and BiCMOS production processes, as well as advanced silicon germanium (SiGe) process technology.

We use Amkor in Korea and in the Philippines, as well as United Test & Assembly Center (UTAC) in Singapore and Carsem Semiconductor (Carsem) in Malaysia for assembly and test, and we use ASE (Korea) for test. We are also in the process of qualifying ASE (Korea) for assembly. We use King Yuan Electronics in Taiwan to perform testing on certain of our silicon wafers. We use BridgePoint Technical Manufacturing in Austin, TX for tape and reel packaging. We also perform RF testing at our facility in Plano, TX.

We recently sold our manufacturing facility in the Philippines, where we built almost all our Module and MicroModule subsystem solutions, to Three-Five Systems, Inc (TFS). As a result we subcontract almost all our Module and MicroModule subsystem manufacturing to TFS.

Competition

The semiconductor industry, in general, and the markets in which we compete, in particular, are intensely competitive and are characterized by rapid technological change, evolving industry standards and price erosion. Many of our competitors are larger diversified companies with substantially greater financial resources than we have. Some of our competitors are also customers who have internal semiconductor design and manufacturing capability. We also compete with smaller, emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products or product capabilities that we offer. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets.

Although the specific basis on which we compete vary by market, we believe that the principal factors common to all our markets are:

•	Conformity to industry standards;

•	Performance improvements;

•	Price reductions;

•	Differentiating product features;

•	Time-to-market for new products;

•	Quality and reliability; and

•	Adaptability and flexibility to meet customers’ and target markets’ requirements.

Broadband Communications

Our major RF tuner, amplifier and transceiver competitors in the broadband communications market include Anadigics, Analog Devices, Alps, Broadcom, Conexant, Maxim, Motorola, Panasonic and Philips Electronics. Other companies have announced silicon tuners, but we believe they are not yet in production with their products or their production status is unknown to us, including Integrant, ISG Broadband, LSI Logic, SiGe Semiconductor, Sony, and Zarlink.

Transportation Electronics

Tuner competitors in the transportation electronics market include Alps, Mitsumi, Panasonic, Philips Sanshin, Siemens/VDO, and Toko.

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

Employees

As of June 30, 2003, we had a total of 221 employees worldwide, including 121 in research and development, 41 in sales and marketing and 59 in operations, finance and administration. Of these employees, 139 were located in the United States.

ITEM 2.    PROPERTIES

Our principal offices and corporate headquarters are located in Plano, TX. Our Plano facilities consist of approximately 44,000 square feet, and the lease will expire in 2005. In San Diego, CA we lease approximately 14,200 square feet of space. We use the San Diego facility primarily for our Bluetooth™ wireless design center. The design center for our transportation business is in Ingolstadt, Germany, where we lease approximately 25,000 feet of space that will expire in 2021. As of December 31, 2002, we lease approximately 60,000 square feet in Manila, Philippines, where our previous manufacturing facility is located, under leases that expire in 2004. We also have sales and technical support offices in San Jose, California, Huntsville, Alabama, Atlanta, Georgia, Japan, Taiwan and Korea. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 9 of the financial statements for more information about our lease commitments.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any litigation is uncertain. Any outcome whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. Except as described below, we are not currently a party to any material litigation.

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip infringes on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products infringe Microtune’s patent and that the infringement was willful. On April 17, 2003 a preliminary injunction was issued that prohibits Broadcom from making, using, marketing, selling or distributing in the U.S. any technology found by the jury to infringe our patent. A hearing to determine damages and permanent injunction issues is pending. Broadcom has announced that it intends to appeal the verdict.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss.

On January 24, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents are also the subject of the March 3, 2003 action described below. The complaint seeks monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes any of the listed patents. No scheduling order has been entered in this case. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC has appointed Administrative Law Judge Sidney Harris to schedule and hold an evidentiary hearing and make an initial determination. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 chip does not infringe our U.S. Patent No. 5,737,035. While we intend to vigorously oppose this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

Anti-Trust Litigation

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities, including bundling its tuner together with its demodulator chips, in attempts to exclude Microtune and other competitors from a substantial share of the cable modem market. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

Securities Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our former Chairman and Chief Executive Officer, Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on

August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Microtune defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Microtune defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of an unspecified percentage of issuers by July 31, 2003. The settlement will also require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our present Chief Financial Officer and General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between April 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to disclose that a material portion of its revenue had not been paid for or had not been paid in cash; Microtune lacked adequate internal controls and was therefore unable to ascertain its own true financial condition; Microtune’s margins were being squeezed by a dramatic decline in the price of low-technology products; Microtune’s product advantages were grossly overstated as Microtune was experiencing shortfalls due to the successes of Broadcom and Conexant; Microtune’s customers agreed to take product only after receiving generous credits and/or were unable to pay for product; and the value of Microtune’s acquisition of Transilica was overstated by more than $50 million; the financial statements in Microtune’s SEC Form 10-Q submissions did not present, in all material respects, Microtune’s true financial condition, and did not reflect all adjustments that were necessary for a fair statement of the periods presented; Microtune’s SEC Form 10-Q submissions were not presented in conformity with GAAP or principles of fair reporting; Microtune was shipping non-compliant product to customers to make its quarterly earnings and assuring the customers that it would replace non-compliant product in the future; and Microtune offered customers extended payment terms in exchange for accepting product the customers did not need or want. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The defendants have not yet filed a responsive pleading in any of the lawsuits. The actions have been consolidated into one case and lead plaintiffs have been appointed. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the “pink sheets” under the symbol “TUNE.PK.” Securities that trade on the “pink sheets,” including our common stock, may be subject to higher transactions costs for trades and have reduced liquidity compared to securities that trade on the NASDAQ and other organized markets and exchanges. Before July 7, 2003, we traded on the NASDAQ Stock Market. The following table shows the range of high and low sale prices reported on the NASDAQ Stock Market for the periods indicated. On June 30, 2003, the closing price of our common stock was $3.18.

	Year Ended December 31,
	2002		2001
	High	Low	High	Low
First Quarter	$29.28	$11.41	$17.63	$7.13
Second Quarter	$15.95	$7.61	$22.00	$4.81
Third Quarter	$8.19	$2.41	$21.99	$9.07
Fourth Quarter	$4.53	$1.60	$25.27	$10.21

On April 17, 2003, we received a NASDAQ Staff Determination stating that our failure to comply with the filing requirements for continued NASDAQ listing subjected our securities to delisting from the NASDAQ Stock Market. The determination was a result of our delinquency in filing this annual report on Form 10-K. On May 16, 2003, in an oral hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ Staff Determination, we presented our plan for compliance with NASDAQ filing requirements and requested a stay from the delisting of our securities. We were granted a stay until June 16, 2003. We were not, however, able to become compliant with our reporting requirements by that time.

As a result, we were delisted from the NASDAQ Stock Market effective July 7, 2003. We sent notice of our intent to appeal this decision on July 11, 2003. There can be no assurance that our appeal to the NASDAQ Listing and Hearing Review Council will be successful. Because we are not current in our periodic reporting requirements under the Securities Exchange Act of 1934, as amended, we are not currently eligible to trade on the OTC Bulletin Board.

Stockholders

As of June 30, 2003, there were 50,332,277 shares of our common stock outstanding held by 355 holders of record, and approximately 7,100 beneficial holders.

We believe factors such as quarterly fluctuations in results of operations, announcements by us, our competitors, or our customers, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, the stock prices of many technology companies fluctuate widely for reasons that may be unrelated to their operating results. The broad market, industry fluctuations and high transactions costs associated with a relatively illiquid market upon which our stock trades may adversely affect the market price of our common stock.

Dividends

We have never paid any cash dividends on our common stock. Although there can be no assurance, we currently anticipate that we will retain future earnings, if any, for use in our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three-year period ended December 31, 2002, we have issued and sold securities in unregistered transactions to a limited number of persons as described below (as adjusted to reflect a 2-for-1 stock split of our common stock effective as of January 18, 2000). None of these unregistered transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that each such transaction was exempt from the registration requirements of the Securities Act of 1933, by virtue of Section 4(2) thereof, Regulation D and/or Regulation S promulgated thereunder, or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. In each transaction in which it was required to comply with applicable securities laws, the recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in those transactions. All recipients had adequate access to information about us.

(a)	In October 2001, we issued an aggregate of 210,000 shares of our common stock in connection with our purchase of all of the outstanding shares of SPaSE Holding B.V., a Netherlands private company with limited liability, which shares were valued at approximately $2.1 million at the time of the transaction.

(b)	In November 2001, we issued an aggregate of 7,206,125 shares of our common stock in connection with our acquisition of Transilica Inc., which shares were valued at approximately $130.1 million at the time of the transaction. In addition, we assumed options that became exercisable for up to 831,967 shares of our common stock, which were valued at approximately $13.9 million at the time of the transaction. The shares of our common stock issued in the acquisition were registered for resale on a Registration Statement on Form S-3 (File No. 333-75412) filed with the SEC, which became effective on December 28, 2001. The options assumed and the underlying shares of our common stock issuable upon exercise of such options were registered on a Registration Statement on Form S-8 (File No. 333-74768), filed with the SEC which became effective on December 7, 2001.

(c)	We issued an aggregate of 680,215 shares of our common stock during 2000 to our employees and consultants at a range of $0.025 to $4.95 per share upon the exercise of stock options issued under our 1996 Stock Option Plan, for an aggregate purchase price of $235,790.

(d)	We granted options to purchase an aggregate of 5,771,150 shares of our common stock during 2000 to our employees at per share exercise prices ranging from $0.875 to $38.00.

(e)	In June 2000, we issued an aggregate of 800,000 shares of our Series F preferred stock at $12.00 per share for an aggregate purchase price of $9.6 million to four of our customers.

(f)	In January 2000, we granted three employees options to purchase 330,000 shares of our Series E preferred stock at an exercise price of $16.00 per share.

(g)	In January 2000, we issued an aggregate of 3,318,513 shares of our Series E preferred stock and warrants to purchase 2,212,342 shares of our common stock at a nominal exercise price to HMTF Temic/Microtune Cayman, L.P. and TIN Vermogensverwaltungsgesellschaft in exchange for all the outstanding shares of HMTF Acquisition (Bermuda), Ltd., which securities were valued at, in the aggregate, approximately $63.1 million.

We registered the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-36340) filed with the SEC which was declared effective on August 4, 2000. The offering closed on August 9, 2000. The managing underwriters of the offering were Goldman Sachs, Chase H&Q, SG Cowen and Bear, Stearns & Co., Inc. We sold a total of 4.6 million shares of our common stock in the offering at a price of $16.00 per share, resulting in gross proceeds of $73.6 million. The underwriting discount was $5.2 million and the other expenses related to the offering totaled approximately $1.6 million.

We registered an offering of up to $250 million of our securities on a Registration Statement on Form S-3 (File No. 333-67850) filed with the SEC in August 2001. On December 7, 2001 we filed a prospectus supplement in connection with the sale of 5,000,000 shares by us and the sale of 2,000,000 shares by selling stockholders of our common stock, which was declared effective on December 14, 2001. On December 18, 2001 we sold 5 million shares of our common stock pursuant to the prospectus supplement at a price of $23.00 per share for net proceeds to us of approximately $109.3 million. The managing underwriters of the offering were Salomon Smith Barney, JP Morgan, SG Cowen, and Prudential Securities. The underwriting discount was $5.75 million and the other expenses related to the offering totaled approximately $329,000. We withdrew our Form S-3 (File No. 333-67850) by filing a post effective amendment to that filing with the SEC on February 27, 2003.

From time to time, we have applied a portion of net proceeds from our public offerings toward funding operations, capital expenditures and acquisitions. We are currently investing the remaining proceeds of our public offerings in interest bearing, investment-grade securities for future use.

For information regarding stock-based compensation awards outstanding and available for future grants, see Item 12, “Equity Compensation Plan Information.”

ITEM 6.    SELECTED FINANCIAL DATA

The following table shows our audited consolidated financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses and restructuring costs. To better understand the information in the table, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and our Consolidated Financial Statements and Notes in Item 8. Our historical financial results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2002(1)	2001(2)(3)	2000(3)	1999	1998
		(Restated)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$65,806	$55,528	$70,829	$—	$—
Gross margin	7,918	14,981	24,460	—	—
Loss from operations	(183,725)	(67,457)	(30,759)	(9,090)	(4,059)
Net loss before preferred stock dividends	(182,862)	(67,219)	(31,794)	(8,508)	(3,487)
Preferred stock dividends	—	—	—	—	(811)
Net loss	(182,862)	(67,219)	(31,794)	(8,508)	(4,298)
Basic and diluted loss per common share (4)	$(3.50)	$(1.67)	$(1.57)	$(1.34)	$(1.04)

	December 31,
	2002(1)	2001(2)(3)	2000(3)	1999	1998
		(Restated)
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$106,278	$173,149	$77,650	$20,129	$7,868
Working capital	102,639	173,486	90,901	19,643	7,186
Total assets	157,096	332,353	153,031	22,277	10,190
Total stockholders’ equity	130,689	306,758	132,107	21,605	9,508

(1)	The consolidated results of operations and balance sheet data for 2002 reflect the effects of a goodwill impairment charge of $50.7 million, a $46.9 million charge for impairment of intangible assets associated with our wireless business, a charge to cost of revenue of approximately $12.8 million representing our estimate of excess Bluetooth™ wireless inventories and non-cancelable purchase obligation for wireless inventories at December 31, 2002, and restructuring costs of $11.4 million. See Notes 1, 5, 7 and 13 of our Consolidated Financial Statements for additional information regarding these charges.
(2)	For more information regarding our restatement of our Consolidated Financial Statements for the year ended December 31, 2001, see Note 2 of our Consolidated Financial Statements.
(3)	Our results of operations and financial position have been significantly impacted by our acquisition of Transilica Inc. in November of 2001, and our acquisition of HMTF Acquisition (Bermuda) Ltd., f/k/a Temic Telefunken, in January 2000. See Note 3 of our Consolidated Financial Statements for additional information regarding these acquisitions.
(4)	See Note 1 of our Consolidated Financial Statements for a description of how the number of shares used to calculate net loss per common share is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Factors Affecting Future Operating Results and Stock Price” in Item 7 and “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A. This section should also be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8.

Unless otherwise noted, all references to our quarterly results and our 2001 annual results in this Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” will refer to our restated results.

FINANCIAL INFORMATION

Restatements of Financial Statements

In February 2003 our Audit Committee, under the direction of our Board of Directors, retained John M. Fedders, a former Director of the Division of Enforcement of the SEC, as independent counsel to inquire into the events related to significant negative adjustments to preliminarily recorded revenue for products that we shipped in the third and fourth quarter of 2002. The inquiry was subsequently expanded to cover all of 2001 and 2002, and concluded in July 2003.

As a result of the inquiry’s preliminary findings, our Board determined to restate our previously reported financial results for 2001 and our quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. Based on the preliminary findings, our Board also determined to revise our financial results that were reported via a press release on February 20, 2003, and a related current report on Form 8-K filed with the SEC.

The aggregate annual effect of the restatements on our revenue is to decrease our 2001 revenue by 12%, from $63.1 million to $55.5 million. The aggregate effect of the restatements on our previously reported financial results for the first nine months of 2002 is to decrease revenue by 18%, from $65.4 million to $53.8 million. The restatements increase our previously reported 2001 net loss by 5%, from $64.2 million to $67.2 million. In addition, the restatements increase our previously reported net loss for the first nine months of 2002 by 10%, from $44.3 million to $48.6 million.

As a result of restating our previously reported five quarters beginning with the quarter ended September 30, 2001, our quarterly net revenue trends have changed significantly from those trends previously reported. We previously reported five quarters of sequential net revenue growth beginning with the quarter ended September 30, 2001. However, as a result of our restatements, on a sequential quarterly basis our net revenue decreased in the third and fourth quarters of 2001, increased in the first and second quarters of 2002, and decreased in third and fourth quarters of 2002.

Overview

We design, manufacture and market radio frequency (RF) silicon and subsystem solutions for the worldwide broadband communications, transportation electronics and selected Bluetooth™ wireless connectivity markets. Since inception we have incurred significant losses, and as of December 31, 2002, we had an accumulated deficit of approximately $296.9 million. Our operating history and our business risks, including those risks set forth under the caption “Factors Affecting Future Operating Results and Stock Price” in Item 7 and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A, make the prediction of future results of operations difficult. As a result, there can be no assurance that we will achieve or sustain revenue growth or profitability.

The time lag between product availability and volume shipment can be significant due to the sales process for our products that includes customer qualification of our products. This delay can be from six months to as long as four years, during which we continue to develop our technology.

We have invested heavily in research and development of our RF integrated circuits and subsystems technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog integrated circuit designers and systems engineers, acquisition of test and development equipment and software development tools for the expansion of our product lines through research and development. As a result, we may continue to incur substantial losses from operations for the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

We use IBM, TSMC and X-FAB to manufacture our wafers, and Amkor and Carsem to assemble our integrated circuits. We perform final testing, packaging and/or shipping of our integrated circuits at our facility in Plano, TX and overseas at Amkor, Carsem, ASE and UTAC. We use BridgePoint Technical Manufacturing for tape and reel packaging. In the past we assembled and calibrated nearly all of our Modules and MicroModules in our factory in Manila, Philippines. We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we have recently begun using TFS for nearly all of our assembly and calibration functions in the near to intermediate term. Testing of our automotive tuner modules is also performed at a facility in Huntsville, Alabama and at AMB Electric in Vohburg, Germany.

Non-GAAP Financial Information

Our quarterly unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the past, we have also disclosed and discussed certain non-GAAP financial information in our related earnings releases and investor conference calls. This non-GAAP financial information excludes certain charges, including those for stock option compensation, impairment of goodwill, acquired in-process research and development and amortization of intangible assets and goodwill, and restructuring expenses. In each of our quarterly earnings releases and investor conference calls from the third quarter of 2001 through the third quarter of 2002, we provided a reconciliation of non-GAAP financial information to GAAP financial information. We believe our disclosure of non-GAAP financial information help investors more meaningfully evaluate the results of our ongoing operations. However, when we provide non-GAAP financial information we urge investors to carefully review our financial information prepared in accordance with GAAP. This information is included as part of our quarterly reports on Form 10-Q, our annual reports on Form 10-K, and in our earnings releases. Furthermore, investors should compare this GAAP financial information with the non-GAAP financial results disclosed in our quarterly earnings releases and investor conference calls, and read the associated reconciliation. In earnings releases and investor conference calls related to the financial results contained herein and related to our future financial results, we may or may not provide non-GAAP financial information.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Note 1 of our Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the Notes to Consolidated Financial Statements that contain additional information regarding our accounting policies and other disclosures.

We believe the following to be our critical accounting policies. That is, they are both important to the portrayal of our financial condition and results, and they require significant estimates, judgments and assumptions about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable, and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the specific agreement.

Our revenue is recorded based on the facts currently known to us. If we do not meet the criteria above, we do not recognize revenue. For example, if we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Terms of agreements with customers that impact our ability to determine the amount we will ultimately collect include stock rotation rights, rights to return unsold product, price protection, payment terms conditional on sale or use of the product by our customer and other extended payment terms. In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment and the timing of receipt of cash, which can result in significant fluctuations in revenues from period to period. In 2002, we recognized 20% of our net revenue upon receipt of payment. Until we receive payment from these customers, we present deferred revenue as a reduction of the related accounts receivable.

In addition, from the third quarter of 2001 through and including the fourth quarter of 2002, we tended to ship most of our products and recognize most of our quarterly revenue in the last month of each quarter. Our expenses, however, were and continue to be incurred in a more linear fashion. This quarter-end sales volume has strained our internal control procedures in the past, and has resulted in accounting errors and omissions at quarters’ end.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. In other instances, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates, or if economic conditions worsen, increased allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. If actual credit losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and increase our reported net loss. Conversely, if our actual credit losses are significantly less than our allowance, this would eventually decrease our general and administrative expenses and decrease our reported net loss.

We have a credit policy governing the extension of credit to and establishment of payment terms for our customers. Our policy was not followed in specific instances during the second half of 2001 and during 2002.

During this period, certain customers were extended credit and granted payment terms outside the provisions of the policy and without the authorization required under our credit policy. These credit extensions and payment terms, and the subsequent nonpayment by customers, contributed to our decision to restate our audited 2001 financial results and our unaudited quarterly financial results for the third and fourth quarter of 2001 and the first three quarters of 2002.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

During the fourth quarter of 2002, we recognized a loss of $12.8 million related to the write-off of excess Bluetooth™ wireless inventories, including $1.7 million of non-cancelable purchase obligations at December 31, 2002. Indicators of decline that we considered when writing down the value of this inventory included a substantially smaller demand than forecasted, requests by customers to return substantial amounts of products that had been shipped, a slower than expected adoption rate of Bluetooth™ technology, and our assessment that revenue related to these products would continue to decline in the future based on product analysis and forecasts for 2003.

During the fourth quarter of 2002, we also recognized a $1.2 million write-down related to raw material inventories that were identified as excess in connection with the sale of certain assets related to our Manila operations.

Impairment of Long-Lived Assets

We review long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, recoverability of assets to be held and used was measured by a comparison of the carrying amount of such assets to projected future undiscounted cash flows expected to be generated by such assets or business center. If we determine such assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Upon adoption of SFAS No. 142 on January 1, 2002, we began to evaluate goodwill for impairment on an annual basis or whenever indicators of impairment exist. Our evaluation is based upon a comparison of the estimated fair value of our business to our net book value. As of January 1, 2002, we completed the initial goodwill impairment test required by SFAS No. 142 and determined that no impairment existed at that date.

During the third quarter of 2002, our market capitalization declined to, and has remained at, a level significantly less than our net book value. We concluded that the protracted market decline indicated that the fair value of our net assets, including goodwill, was likely less than the carrying value of such assets on October 1, 2002. Because we operate in a single industry segment, all of our goodwill is associated with the entire company (i.e., enterprise goodwill) rather than specific assets or products. As a result of our impairment evaluation performed as of October 1, 2002, we concluded that our goodwill was fully impaired, and we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2002, we no longer have any recorded goodwill.

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. Under the new rule we continue to evaluate the recoverability of these assets by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the assets or business center. The adoption of this standard did not have an effect on our operating results or our financial position.

Due to quality issues with our initial Bluetooth™ wireless product, increased competition and low demand for Bluetooth™ wireless products generally, we have not been successful in developing a market for our Bluetooth™ wireless products. We recently have refocused our Bluetooth™ wireless product efforts on a few applications where we believe we have unique capabilities or specific expertise. As a result, we re-evaluated the future undiscounted cash flows expected from our existing and in-process Bluetooth™ wireless technologies as of December 31, 2002. Our evaluation indicated that the carrying value of the intangible assets related to our Bluetooth™ wireless products was fully impaired. Accordingly, we recorded a $46.9 million impairment charge in the fourth quarter of 2002 to write-off these assets. As of December 31, 2002, the aggregate value of our remaining intangible assets was $10.6 million.

Deferred Taxes

For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carryforward of approximately $121.1 million, and an unused research and development credit carryforward of approximately $3.0 million that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved. If we generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryforward will be recognized.

Commitments and Contingencies

We are subject to the possibility of loss contingencies for various legal matters. See Note 9 of our Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any accruals should be made. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material and adverse effect on our operating results and financial position.

We have committed with a supplier to purchase a minimum of $2.0 million of silicon wafers during 2003 in return for volume pricing. In addition, under the terms of our agreement with TFS, we may become obligated to purchase raw materials inventory during 2003. Our maximum obligation to purchase raw materials inventory under the agreement is approximately $5.4 million. However, we are unable to estimate at this time the amount of inventory which will be repurchased, if any, under the agreement.

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003	$3,998
2004	2,771
2005	772
2006	396
2007	375
Thereafter	5,160

$13,472

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue for the past three years:

	Year Ended December 31,
	2002	2001	2000
		(Restated)
Net revenue	100%	100%	100%
Cost of revenue	88	73	65

Gross margin	12	27	35
Operating expenses:
Research and development:
Stock option compensation	16	4	2
Other	56	32	19

	72	36	21
Acquired in-process research and development	—	61	18
Selling, general and administrative:
Stock option compensation	5	4	4
Other	32	28	23

	37	32	27
Restructuring costs	17	5	—
Amortization of intangible assets and goodwill	17	14	12
Impairment of long-lived assets	148	—	—

Total operating expenses	291	148	78

Loss from operations	(279)	(121)	(43)
Other income (expense)	2	—	1

Loss before income taxes	(277)	(121)	(42)
Income tax expense (benefit)	1	—	3

Net loss	(278)%	(121)%	(45)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Net Revenue

2002 Compared to 2001

Total net revenue for 2002 was $65.8 million, compared to $55.5 million in 2001, representing an increase of 19%. This increase primarily is due to growth in sales of our broadband communications products during the first half of 2002, partially offset by a decline in sales of both our broadband communications and transportation electronics products in the second half of 2002. The 2002 increase was lower than our expectations due to the lack of sales of our Bluetooth™ wireless connectivity products, a weak economy and competitive pressures. Sales to Daimler Chrysler accounted for approximately 18% and 25% of our revenue in 2002 and 2001, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors accounted for approximately 76% and 65% of our total revenue for fiscal 2002 and 2001, respectively.

2001 Compared to 2000

Total net revenue for 2001 was $55.5 million, compared to $70.8 million in 2000, representing a decrease of 22%. This decrease primarily is due to lower sales of our broadband products that was partially offset by increased sales of our automotive products. The electronics industry experienced a buildup of inventories in 2000 and, combined with the softening economy, negatively impacted sales of our products in 2001. In the second half of 2001, we began to see signs of recovery of the markets we sell into based on changes in our backlog of orders from customers. Sales to Daimler Chrysler accounted for approximately 25% and 19% in 2001 and 2000, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors accounted for approximately 65% and 59% of our total revenue for 2001 and 2000, respectively.

Cost of Revenue

Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping, warranty costs and inventory charges. We also incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. Our raw materials costs may increase due to price fluctuations and cyclical demand for those materials. We may not be able to pass cost increases on to our customers.

2002 Compared to 2001

Cost of revenue as a percentage of net revenue increased to 88% in 2002 from 73% in 2001. Our 2002 cost of revenue increased in part as a result a $12.8 million write-down of our Bluetooth™ wireless inventories at December 31, 2002, including $1.7 million non-cancelable wireless inventory purchases at December 31, 2002. This increase was partially offset by cost savings resulting from the consolidation of our two factories in the Philippines during the fourth quarter of 2001. Despite this consolidation, we continued to experience economic inefficiencies due in part to lower utilization of the remaining factory.

2001 Compared to 2000

Cost of revenue as a percentage of net revenue increased to 73% in 2001 from 65% in 2000. Our cost of revenue in 2001 increased compared to 2000 primarily as a result of decreased utilization of our available manufacturing capability in our two factories in the Philippines, pricing pressure on our products, the write-off of inventory in 2001, and a $1.7 million charge for excess inventory that was recorded in the first quarter of 2001.

Research and Development

Our research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development efforts currently are focused primarily on development of our next generation of RF products.

2002 Compared to 2001

For 2002 research and development expenses, including stock compensation, were 72% of net revenue, compared to 36% of net revenue in 2001. The comparative increase in research and development expenses primarily relate to our acquisitions of Microtune (San Diego), Inc. f/k/a Transilica Inc. and MHDC, in the fourth quarter of 2001. Stock option compensation related to research and development was $10.5 million and $2.2 million in 2002 and 2001, respectively. The increase in stock option compensation from 2001 is primarily due to our assumption of unvested options in our acquisition of Microtune (San Diego).  In 2003, we anticipate research and development expenses to decrease as a result of a reduced workforce, a decrease in stock option compensation, and fewer on-going research and development projects.

2001 Compared to 2000

For 2001 research and development expenses including stock compensation were 36% of net revenue, compared to 21% of net revenue in 2000. The increase in research and development expenses was due to recruiting of engineers and increased prototype activity in the silicon design process. Stock option compensation related to research and development was $2.2 million in 2001 and $1.4 million in 2000.

Acquired In-Process Research and Development

In connection with certain acquisitions and with the assistance of third-party appraisers, we determine the value of in-process projects under development for which technological feasibility has not been established. The value of the projects is determined by estimating the costs to develop the in-process technology into commercially feasible products, and estimating the net cash flows we believe would result from the products and discounting these net cash flows back to their present value. The resulting amount is recorded as a charge for acquired in-process research and development when we acquire certain new businesses. See Note 3 of our Consolidated Financial Statements.

In 2001, we recorded a charge of $34.1 million for acquired in-process research and development as a result of our acquisitions of Microtune (San Diego) and MHDC. In 2000, we recorded a charge of $12.7 million for acquired in-process research and development as a result of our combination with Temic Telefunken, which was later named Microtune GmbH & Co. KG (Microtune KG). Amounts we allocated to acquired in-process research and development were expensed at the date of combination, because the purchased research and development had no alternative uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing.

The value of our acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products of each acquisition, including costs to complete the development of the technology and the future revenue to be earned upon release of the products. The rates we utilized to discount the net cash flows to present value were based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects for each acquisition. Projected net cash flows from such products of each acquisition are based on estimates of revenue and operating profit (loss) related to such products.

As of December 31, 2002, all of the in-process research and development projects acquired as a result of our combination with Microtune KG have been completed. We have not been successful in developing a market for our Bluetooth™ wireless products. We have recently retargeted our Bluetooth™ efforts to emphasize non-

traditional Bluetooth™ applications where we believe we have either unique capabilities or specific expertise. As a result, we have discontinued the development of the in-process research and development projects that were acquired in the acquisition of Microtune (San Diego). In addition, we discontinued our in-process research and development projects acquired in connection with the MHDC acquisition.

Selling, General and Administrative

Selling, general and administrative expenses include our personnel-related expenses for administrative, finance, human resources, marketing and sales, information technology and legal departments, and include expenditures related to legal, public relations and financial advisors. These expenses also include promotional and marketing costs, sales commissions, shipping costs to customers and allowance for doubtful accounts.

2002 Compared to 2001

For 2002 selling, general and administrative expenses, including stock compensation, were 37% of net revenue, compared to 32% of net revenue in 2001. The increase relates to significant increases in legal expenses in 2002 due to our lawsuits against Broadcom Corporation. In addition, our cost of obtaining directors’ and officers’ insurance significantly increased in 2002. See Item 3, “Legal Proceedings.” We also incurred continuing costs of integrating our acquisitions of Microtune (San Diego) and MHDC. Stock option compensation related to selling, general and administrative was $2.9 million and $1.9 million in 2002 and 2001, respectively. The increase in stock option compensation from 2001 is primarily due to the assumption of unvested options in our acquisition of Microtune (San Diego). In 2003, we anticipate selling, general and administrative expenses to increase primarily due to an increase in professional fees.

2001 Compared to 2000

For 2001 selling, general and administrative expenses, including stock compensation, were 32% of net revenue, compared to 27% of net revenue in 2000. This increase is primarily due to the increase in legal expenses related to a lawsuit we filed in January 2001 against Broadcom Corporation and the increased cost of our directors’ and officers’ insurance. Stock option compensation related to selling, general and administrative was $1.9 million and $2.8 million in 2001 and 2000, respectively. The decrease in stock option compensation from 2000 is primarily due to the termination of unvested options for terminated employees.

Amortization of Intangible Assets and Goodwill

Amortization of intangible assets and goodwill for 2002 was $11.2 million compared to $8.0 million in 2001 and $8.4 million in 2000. Amortization of intangible assets and goodwill results from our business combinations. Effective January 1, 2002, acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $4.3 million for 2002. The increase in amortization expense in 2002 resulted from amortization of the intangible assets we acquired in our combination with Microtune (San Diego) in November of 2001. See Notes 1, 3 and 7 of our Consolidated Financial Statements.

Restructuring

Restructuring costs for 2002 were $11.4 million compared to $3.0 million in 2001 and none in 2000. In 2002, we initiated a restructuring of our operations. The measures, which included reducing our workforce, consolidating our facilities and changing the strategic focus of a number of our sites, were largely intended to strengthen our ability to focus on core strategic competencies and reduce our worldwide operating costs. In 2001, we recorded a $3.0 million charge primarily related to the consolidation of our two manufacturing operations in the Philippines. See Note 13 of our Consolidated Financial Statements.

Impairment of Intangible Assets and Goodwill

We review long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Prior to the adoption of SFAS No. 142, recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by such assets or business center. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

During the third quarter of 2002, our market capitalization declined to, and has continued at, a level significantly less than our net book value. We concluded that such decline was indicative that it was more likely than not that the fair value of our net assets, including goodwill, were less than their carrying values as of October 1, 2002. Because we operate in a single industry segment, all of our goodwill is associated with the entire company (i.e., enterprise goodwill) rather than specific assets or products. As a result of our impairment evaluation performed as of October 1, 2002, we concluded that our goodwill was fully impaired and recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2002 we no longer have any remaining recorded goodwill. See Note 1 of our Consolidated Financial Statements.

We have not been successful in developing a market for our Bluetooth™ wireless connectivity products. We re-evaluated the future undiscounted cash flows expected to be generated from our existing and in-process Bluetooth™ wireless technologies as of December 31, 2002. Our evaluation indicated that the carrying value of the intangible assets related to our Bluetooth™ wireless products was fully impaired. Accordingly, we recorded a $46.9 million impairment charge in the fourth quarter of 2002 to write-off these assets.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for 2002 was $2.8 million compared to $3.1 million in 2001. The decrease in interest income is mainly due to the decline in interest rates during 2002 compared to those in 2001.

Interest income for 2001 was $3.1 million compared to $2.7 million in 2000. The increase is mainly due to the investment of proceeds received in the initial public offering of our common stock on August 4, 2000 and the follow-on public offering of our common stock on December 18, 2001.

Through June 30, 2000, we used the U.S. Dollar as our functional currency, except that the German Mark was used as our functional currency for Microtune KG and its subsidiaries (collectively, our Subsidiaries). Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG into U.S. Dollars through June 30, 2000, were included as a component of stockholders’ equity. Foreign currency exchange gains and losses resulting from the remeasurement of accounts not denominated in German Marks of Microtune KG outside of Germany into German Marks were recognized in our results of operations as a component of foreign currency gains and losses.

Effective July 1, 2000, we changed the functional currency of our Subsidiaries to the U.S. Dollar from the German Mark to reflect the manner in which our Subsidiaries are now managed and operated. Subsequent to June 30, 2000, the accounts of our Subsidiaries were re-measured into the U.S. Dollar.

Effective January 1, 2001, we began utilizing the Euro exclusively in place of the German Mark, in conjunction with the adoption of the Euro as the common national currency in Germany. As the exchange rate between the German Mark and the Euro was established at a fixed rate, there was no financial impact from this change.

The impact from the re-measurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency losses, net were $1.4 million, $2.1 million and $2.5 million in 2002, 2001 and 2000, respectively. See Note 1 of our Consolidated Financial Statements.

Our other expenses for 2001 include a charge of approximately $1.0 million related to an uncollectible loan to a private RF research and development focused company, made in May 2001.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized.

Prior to our combination with Microtune KG, we had not recognized any provision for income taxes. For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carryforward of approximately $121.1 million and an unused research and development credit carryforward of approximately $3.0 million. Neither of these carryforwards begins to expire until 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved.

The provision for income taxes for 2002, 2001 and 2000 consists of foreign income taxes and U.S. state franchise taxes. Effective January 1, 2001, the German government reduced tax rates on retained earnings, previously 40%, and earnings distributed as a dividend, previously 30%, to a flat rate of 25%. We recorded the impact of this change on deferred income taxes in 2000 when the law was enacted.

Quarterly Financial Information

The following table presents our quarterly financial information for each of the quarters in the years ended December 31, 2002, and 2001.

	2002							2001
	Dec. 31	September 30		June 30		March 31		December 31		September 30		June 30	Mar. 31
		(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)
Consolidated Statements of operations data:
(In thousands, except per share data)
Net revenue	$11,965	$24,003	$13,543	$23,179	$22,034	$18,243	$18,264	$15,976	$11,266	$15,015	$12,148	$14,455	$17,659
Cost of revenue	24,297	15,098	8,311	14,801	14,091	11,450	11,189	10,413	8,082	9,981	8,276	10,101	14,088

Gross margin	(12,332)	8,905	5,232	8,378	7,943	6,793	7,075	5,563	3,184	5,034	3,872	4,354	3,571
Operating expenses:
Research and development:
Stock option compensation	2,793	2,575	2,575	2,577	2,577	2,577	2,577	1,185	1,185	335	335	339	340
Other	6,864	9,729	9,729	10,862	11,162	8,777	9,077	6,235	5,635	4,383	4,383	3,579	3,954

	9,657	12,304	12,304	13,439	13,739	11,354	11,654	7,420	6,820	4,718	4,718	3,918	4,294
Acquired in-process research and development	—	—	—	—	—	—	—	34,106	34,106	—	—	—	—
Selling, general and administrative:
Stock option compensation	708	706	706	702	702	758	758	478	478	363	363	420	614
Other	5,102	5,906	5,906	4,970	4,970	5,344	5,260	4,296	4,385	3,180	3,180	4,249	3,869

	5,810	6,612	6,612	5,672	5,672	6,102	6,018	4,774	4,863	3,543	3,543	4,669	4,483
Restructuring costs	6,872	4,457	4,457	—	—	54	54	3,013	3,013	—	—	—	—
Amortization of intangible assets and goodwill	3,100	2,691	2,691	2,703	2,703	2,684	2,684	2,602	2,601	1,804	1,804	1,804	1,802
Impairment of intangible assets and goodwill	97,616	—	—	—	—	—	—	—	—	—	—	—	—

Total operating expenses	123,055	26,064	26,064	21,814	22,114	20,194	20,410	51,915	51,403	10,065	10,065	10,391	10,579

Loss from operations	(135,387)	(17,159)	(20,832)	(13,436)	(14,171)	(13,401)	(13,335)	(46,352)	(48,219)	(5,031)	(6,193)	(6,037)	(7,008)
Other income (expense)	852	(319)	(319)	488	488	355	355	(354)	(354)	(358)	(358)	(389)	1,157

Loss before income taxes	(134,535)	(17,478)	(21,151)	(12,948)	(13,683)	(13,046)	(12,980)	(46,706)	(48,573)	(5,389)	(6,551)	(6,426)	(5,851)
Income tax expense (benefit)	(271)	386	386	327	327	71	71	297	296	14	14	(185)	(307)

Net loss	$(134,264)	$(17,864)	$(21,537)	$(13,275)	$(14,010)	$(13,117)	$(13,051)	$(47,003)	$(48,869)	$(5,403)	$(6,565)	$(6,241)	$(5,544)

Basic and diluted loss per common share	$(2.66)	$(0.33)	$(0.40)	$(0.25)	$(0.26)	$(0.25)	$(0.25)	$(1.09)	$(1.13)	$(0.14)	$(0.17)	$(0.16))	$(0.14))

Consolidated Balance sheet data:
(In thousands)
Accounts receivable, net	$7,625	$24,701	$13,999	$16,432	$11,842	$13,853	$9,768	$14,580	$10,479	$10,297	$8,490	$9,403	$11,190
Inventories	11,852	14,572	17,907	15,014	15,907	9,498	10,322	9,401	10,150	9,855	10,501	13,203	17,169
Total current assets	127,763	177,358	169,772	183,347	179,331	189,089	185,441	200,725	196,795	93,740	91,960	96,269	102,386
Total current liabilities	25,124	24,695	23,031	22,086	20,557	20,505	18,758	25,310	23,309	13,781	13,944	15,679	15,476
Accumulated deficit	(296,898)	(155,260)	(162,633)	(137,399)	(141,097)	(124,125)	(127,087)	(111,008)	(114,036)	(64,004)	(65,167)	(58,601)	(52,361)
Total stockholders’ equity	130,689	275,419	268,045	290,423	286,725	299,838	296,876	309,786	306,758	120,749	119,586	124,457	129,051

The following table presents our quarterly financial information as a percentage of revenue

	2002				2001
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	203	61	64	61	72	68	70	80

Gross margin	(103)	39	36	39	28	32	30	20
Operating expenses:
Research and development:
Stock option compensation	23	19	12	14	11	3	2	2
Other	57	72	50	50	50	36	25	23

	80	91	62	64	61	39	27	25
Acquired in-process research and development	—	—	—	—	303	—	—	—
Selling, general and administrative:
Stock option compensation	6	5	3	4	4	3	3	3
Other	43	44	23	29	39	26	29	22

	49	49	26	33	43	29	32	25
Restructuring costs	57	33	—	—	26	—	—	—
Amortization of intangible assets and goodwill	26	20	12	15	23	15	13	10
Impairment of long-lived assets	816	—	—	—	—	—	—	—

Total operating expenses	1,028	193	100	112	456	83	72	60

Loss from operations	(1,131)	(154)	(64)	(73)	(428)	(51)	(42)	(40)
Other income (expense)	7	(2)	2	2	(3)	(3)	(2)	7

Loss before income taxes	(1,124)	(156)	(62)	(71)	(431)	(54)	(44)	(33)
Income tax expense (benefit)	(2)	3	2	—	3	—	(1)	(2)

Net loss	(1,122)%	(159)%	(64)%	(71)%	(434)%	(54)%	(43)%	(31)%

Effect of Restatement on Quarterly Trends

From the fourth quarter of 2001 through and including the fourth quarter of 2002, we tended to ship most of our products and recognize most of our quarterly revenue in the last month of each quarter. Our expenses, however, were and continue to be incurred in a more linear fashion. In addition to the practices listed above in Item 1, Audit Committee Inquiry, this increased sales volume at quarter end has strained our internal control procedures, has resulted in accounting errors and omissions at quarters’ end, and has contributed to the restatements of financial results reported in this Annual Report on Form 10-K.

Net Revenue

As a result of restating our previously reported five quarters beginning September 30, 2001, our quarterly revenue trends have changed significantly from those previously reported. We previously reported five quarters of sequential net revenue growth beginning with the quarter ended September 30, 2001. However, as a result of our restatements, on a sequential quarterly basis our net revenue decreased in the third and fourth quarters of 2001, increased in the first and second quarters of 2002, and decreased again in the third and fourth quarters of 2002.

As restated, our sequential quarterly net revenue trends were as follows:

•	net revenue decreased 17% from $14.5 million for the quarter ended June 30, 2001 to $12.1 million for the quarter ended September 30, 2001,

•	net revenue decreased 7% from $12.1 million for the quarter ended September 30, 2001 to $11.3 million for the quarter ended December 31, 2001,

•	net revenue increased by 62% from $11.3 million for the quarter ended December 31, 2001 to $18.3 million for the quarter ended March 31, 2002,

•	net revenue increased by 20% from $18.3 million for the quarter ended March 31, 2002 to $22.0 million for the quarter ended June 30, 2002,

•	net revenue decreased by 39% from $22.0 million for the quarter ended June 30, 2002 to $13.5 million for the quarter ended September 30, 2002, and

•	net revenue decreased by 11% from $13.5 million for the quarter ended September 30, 2002 to $12.0 million for the quarter ended December 31, 2002.

In general, our net revenue from automotive products decreases in the third quarter of each year due to the seasonal nature of our sales to automobile manufacturers and their suppliers. We believe this decrease results from automobile factory shutdowns for re-tooling to accommodate automobile model year changeovers. In addition, during the third and fourth quarters of 2002, we believe sales by a competitor of its products that were found to willfully infringe one of our patents had a material and negative effect on our revenues.

Cost of Revenue

We previously reported cost of revenue for the five quarters beginning with the quarter ended September 30, 2001 and ending with the quarter ended September 30, 2002 of 66%, 65%, 63%, 64%, and 63% respectively. Restated cost of revenue for each of the five quarters beginning with the quarter ended September 30, 2001 and ending with the quarter ended September 30, 2002 is 68%, 72%, 61%, 64%, and 61%, respectively. As a result of our write-down of $12.8 million of Bluetooth™ wireless inventory including $1.7 million of non-cancelable wireless inventory purchases and costs associated with underutilization and inefficiencies of our factory in Manila, our cost of revenue for the quarter ended December 31, 2002 is 203% and for the quarter ended March 31, 2003 will be 82%.

Liquidity and Capital Resources

As of December 31, 2002, we had a net working capital of $102.6 million, including $106.3 million of cash and cash equivalents. As of March 31, 2003, we had $96.7 million in cash and cash equivalents. We currently have no long-term debt. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

On July 19, 2002, our Board of Directors authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase up to approximately 5.3 million of our outstanding shares. From the beginning of the program through December 31, 2002 we have purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million. In February 2003, the Board of Directors suspended the repurchase program. The repurchase program may be reconsidered in the future.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

2002 Compared to 2001

We used $44.6 million in cash for operating activities during 2002 compared to $4.2 million in cash used for operating activities in 2001. The increase in cash used for operating activities in 2002 as compared to 2001 resulted primarily from increased research and development costs and integration costs as a result of the acquisitions of Microtune (San Diego) and MHDC and increased legal costs related to litigation. In addition, increases in working capital requirements, primarily inventories, resulted in a $6.2 million increase in cash used by operating activities in 2002 compared with 2001.

We used $14.5 million in cash for investing activities during 2002 compared to $11.9 million in 2001. Our primary uses of cash for investing activities in 2002 were for the acquisition of patents and our continued investment in information systems and infrastructure. Our primary uses of cash for investing activities in 2001 were for the acquisition of MHDC, investment in information systems and infrastructure, and property and equipment purchases for our Filipino factories.

We used $6.4 million in cash for our financing activities during 2002 compared to $113.7 million provided in 2001. Our primary use of cash for our financing activities during 2002 was $7.7 million for the repurchase of our common stock through our stock repurchase program, partially offset by proceeds of $1.8 million we received from the issuance of our common stock through the exercise of options and shares purchased under our employee stock purchase program. See Note 11 of our Consolidated Financial Statements. Our primary source of cash from our financing activities in 2001 was proceeds from our follow-on offering of five million shares of our common stock.

2001 Compared to 2000

We used $4.2 million in cash for operating activities during 2001 compared to $6.0 million in 2000. The decrease in cash used for operating activities in 2001 as compared to 2000 was due to a decrease in cash used for working capital which more than offset the impact of the increase in our net loss, excluding non-cash charges experienced in 2001.

We used $11.9 million in cash for investing activities during 2001 compared to $10.8 million used in 2000. The increase resulted primarily from our investment in property and equipment and the acquisition of MHDC, partially offset by the cash we received in our acquisition of Transilica Inc.

In 2001, financing activities generated $113.7 million in cash compared to $77.1 million provided in 2000. Cash generated was primarily due to our follow-on public offering of five million shares of our common stock in December of 2001, which resulted in net proceeds of approximately $109.0 million.

Future Operating Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and worldwide locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$3,998
2004	2,771
2005	772
2006	396
2007	375
Thereafter	5,160

$13,472

We have committed with a supplier to purchase a minimum of $2.0 million of silicon wafers during 2003 in return for volume pricing. In addition, under the terms of our agreement with TFS, we may become obligated to purchase raw materials inventory during 2003. Our maximum obligation to purchase raw materials inventory under the agreement is $5.4 million. However, we are unable at this time to estimate the amount of inventory which will actually be purchased, if any, under this agreement.

See Note 9 of our Consolidated Financial Statements.

We expect to continue to incur significant operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, and litigation, investigative and compliance costs and expenses. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage costs and expenses.

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. We may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, which requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adoption is dependent on the timing of our related restructuring activities. However, we do not believe that the adoption of SFAS No. 146 will have a significant effect on our future operating results or financial position.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

Our success could be jeopardized by loss of personnel, particularly key personnel, and our inability to attract qualified candidates.

Any success we may have in the future will depend largely upon the continued service of our personnel, particularly our key personnel and executive management. Our success in the future also will depend on our ability to attract, retain and motivate qualified personnel. We rely heavily upon equity compensation incentives; specifically, we grant options to purchase our common stock, to attract, retain and motivate our personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer.

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock has been saleable at prices substantially higher than the prevailing prices at which our common stock is currently saleable. The accounting issues we are presently addressing, the present difficult operating environment, and/or any poor operating performance we experience may cause the prices at which our common stock is saleable to remain at low levels or to decline from current levels. In addition, in the past our common stock has been listed on the NASDAQ Stock Market and as a result of this listing our common stock enjoyed substantially greater saleability than it does currently. The lower prevailing prices at which our common stock can be sold and the lower saleability of our common stock, along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

The competition for attracting qualified candidates is intense. This is particularly so in the radio frequency silicon and radio frequency system industries. Our ability to attract qualified candidates is essential to any success we may have in the future. Due to the reasons stated above, our ability to attract qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our radio frequency products may be impaired, perhaps significantly.

Our cash reserves may prove insufficient to sustain our business.

Although we believe our cash reserves will sustain our business for approximately two (2) years, there can be no assurance that our cash reserves will be sufficient to sustain our business for such period. The gross margin we previously achieved from sales of our products has been insufficient to meet our operating costs, and no assurances can be given that this will not continue in the future. In addition, we are involved in costly and time-consuming litigation in connection with protecting and defending our intellectual property. Furthermore, we are incurring significant costs defending a consolidated securities fraud class action lawsuit. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business.

Our research and development efforts are critical to our business, may not be successful, and have slowed recently due to distraction of management and reduction of personnel. Our future operating results may be negatively affected as a result.

Any future success we enjoy will depend, in large part, upon our ability to develop new RF products for existing and new markets, our ability to introduce these products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their own new products. The development of new RF products is highly complex and from time to time we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have no experience and delivering performance characteristics such as low power consumption at levels that we have not previously achieved. Under some circumstances, we have failed. For instance, our Bluetooth products have never gained market acceptance.

We have focused recently on reducing the scope and costs of our worldwide operations. In addition, we have recently had significant changes in our executive management ranks. Furthermore, while our research and development expenditures in absolute dollars and on a percentage basis has increased in each of the last three years, a significant amount of these expenditures has been in connection with our Bluetooth business, which has almost entirely been written-off as a result of its poor sales. Our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial resources than we have, and some of whom may have substantially greater technical resources than we have. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would result in substantial harm to our operating results.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously harm our business.

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to Daimler Chrysler accounted for approximately 18%, 25% and 19% of our consolidated net revenue for fiscal 2002, 2001 and 2000, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors, accounted for approximately 76%, 65% and 59% of our total revenue for fiscal 2002, 2001 and 2000, respectively. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they come due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At December 31, 2002, approximately 68% of our net accounts receivable were due from five of our customers. While a customer may have the ability to pay on the date of shipment, or we believe the customer has the ability to pay on the date of the credit decision, their financial condition could change and there is no guarantee that the customer will pay the invoices when they come due or ever. In addition, credit decisions are not reviewed at the time of each shipment but rather on a non-recurring basis.

As a result of the fact that not all of our customers have the same credit terms, our outstanding accounts receivable balance can become concentrated in a smaller number of customers than our overall revenue figures. This concentration can subject us to a higher financial risk.

If we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be harmed.

We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including the following:

•	most of our customers can stop purchasing our radio frequency products with limited notice to us without incurring any significant contractual penalty;

•	most of our customers typically buy our radio frequency products through a purchase order, which does not require them to purchase a minimum amount of our radio frequency products;

•	many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which may affect their decision to purchase our radio frequency products;

•	some of our customers or potential customers offer or may offer products that compete with our radio frequency products; and

•	our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our radio frequency products.

If we do not maintain or increase sales to existing customers or attract significant new customers, our revenue would diminish and consequently our business would be harmed.

Our manufacturing operations could be adversely impacted and our financial performance harmed if we fail to successfully transition manufacturing operations from our facility to a subcontractor.

We previously operated two manufacturing facilities in Manila, Philippines for the assembly, calibration, and testing of nearly all of our module products. In December 2001, we closed the older of the two facilities, and began transitioning nearly all manufacturing and testing requirements to the newer facility. In March 2003, we began transferring nearly all of our Module and MicroModule manufacturing requirements to Three-Five Systems (TFS). Although there can be no assurance, we believe TFS has the equipment and labor capacity to handle the manufacturing and testing previously performed in our facility. If we are unable to successfully transition the manufacturing operations of our facilities to a subcontractor, we may not meet our manufacturing and testing requirements that could cause a significant delay in our ability to deliver our products. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, a disruption or delay in the transition from our facilities to a subcontractor could have a material negative impact on our business operations and our financial results.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

Historically, the average selling price of our products has decreased over the products’ lives. In addition, as the markets for radio frequency integrated circuit and module products and transceivers mature, we believe that it is likely that the average unit prices of our radio frequency products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions and product bundling. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

Although we will seek to increase the sales of our higher margin products, our sales, product and process development efforts may not be successful. Our new products or processes may not achieve market acceptance. To the extent we are unable to reduce costs or sell our higher margin products, our results of operations may be adversely affected.

We are the target of several securities fraud class action complaints and are at risk of securities class action litigation. This could result in substantial costs to us, drain our resources and divert our management’s attention.

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our former Chairman and Chief Executive Officer, Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with process of the Atlas complaint August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over

300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act claims. The Court did not dismiss the 1934 Act claims against us and other issuers and underwriters.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Microtune defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Microtune defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of an unspecified percentage of issuers by July 31, 2003. The settlement will also require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

Beginning in February 2003, the Company, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our present Chief Financial Officer and General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between April 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to disclose that a material portion of its revenue had not been paid for or had not been paid in cash; Microtune lacked adequate internal controls and was therefore unable to ascertain its own true financial condition; Microtune’s margins were being squeezed by a dramatic decline in the price of low-technology products; Microtune’s product advantages were grossly overstated as Microtune was experiencing shortfalls due to the successes of Broadcom and Conexant; Microtune’s customers agreed to take product only after receiving generous credits and/or were unable to pay for product; the value of Microtune’s acquisition of Transilica was overstated by more than $50 million; the financial statements in Microtune’s SEC Form 10-Q submissions did not present, in all material respects, Microtune’s true financial condition, and did not reflect all adjustments that were necessary for a fair statement of the periods presented; Microtune’s SEC Form 10-Q submissions were not presented in conformity with GAAP or principles of fair reporting; Microtune was shipping non-compliant product to customers to make its quarterly earnings and assuring the customers that it would replace non-compliant product in the future; and Microtune offered customers extended payment terms in exchange for accepting product the customers did not need or want. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The defendants have not yet filed a responsive pleading in any of the lawsuits. The actions have been consolidated into one case and lead plaintiffs have been appointed.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from our pending securities litigations, we may be required to pay the costs of indemnifying and defending certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

We intend to vigorously defend the suits against us. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution. The outcome of the litigation may have a material and adverse impact on our results of operations or financial condition in the future.

We purchase various types of insurance, including directors’ and officers’ liability insurance, but there is no guarantee our insurance is sufficient.

We purchase various insurance policies to cover specifically designated risks in varying amounts. There is no guarantee that when a claim arises under any of the covered risks that our coverage will be sufficient to cover the entire claim.

Our business may be harmed if we fail to protect our proprietary technology.

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent, as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation that could seriously harm our business.

We may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	ceasing the sale of our products that use the challenged intellectual property;

•	obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesigning those products that use infringing intellectual property.

As a result, the expense associated with intellectual property litigation, management’s diversion from daily operations of our business caused by such litigation, and any legal limitation placed upon our products and/or our business related to such litigation may have a material and negative impact on our business and our financial results.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s patent and the infringement was willful. A hearing to determine damages and injunction issues is pending. Broadcom has announced that it intends to appeal the verdict. On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against us. No scheduling order has been established for this case. In addition, on March 3, 2003, Broadcom filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. patent nos. 6,445,039B1 and 5,682,379 which are also the subject of the lawsuit Broadcom filed January 24, 2003. The complaint seeks permanent injunctive relief. If we are unsuccessful in the above litigation or other similar claims, then Broadcom and others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

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

The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have resulted in significant and often protracted and expensive litigation. In addition, our customers may be subject to infringement claims for products incorporating our radio frequency products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the infringement claim and request indemnification from us. For example, we could be notified of a claim against one of our customers for which the customer would make a claim for indemnification from us. If the claim resulted in an adverse result for our customer, it may reduce or completely eliminate marketing of its infringing product, which would decrease sales of our radio frequency products to this customer. Further, if our customer prevailed in its claim for indemnification against us, or if we were found to infringe on any other third-party intellectual property, we could be required to:

•	pay substantial damages such as royalties on our historical and future product sales;

•	indemnify our customers for their legal fees and damages paid;

•	stop manufacturing, using and selling the infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of some of our processes; or

•	obtain licenses to the technology.

We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms. These problems might not be resolved in time to avoid harming our results of operations.

If we are unable to migrate our customers over time from our modules using discrete components to our radio frequency silicon products or our modules that incorporate our radio frequency silicon products, our operating results could be harmed.

Our future success will depend on our ability to continue the successful migration of our customers from our modules that use discrete components to our radio frequency silicon products, or to MicroModules containing the MicroTuner or our other silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

We face intense competition in the broadband communications and radio frequency tuner markets, as well as the Bluetooth™ wireless connectivity market, which could reduce our market share in existing markets and affect our ability to enter new markets.

The markets we compete in are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and transportation markets. We compete primarily with tuner manufacturers such as Alps, Panasonic, Philips Electronics, Samsung and Thomson, with semiconductor companies such as Anadigics, Analog Devices, Broadcom and Maxim, and potentially with companies such as Conexant and SiGe Semiconductor. Broadcom, in particular, is shipping a silicon tuner chipset that competes with our tuner products in the cable modem market.

Several of our competitors have broader product and service offerings and could bundle their competitive tuner products with other products and services they offer. This competition has resulted and may continue to result in declining average selling prices for our radio frequency products.

Many of our current and potential competitors have advantages over us, including:

•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases;

•	significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources;

•	relationships with potential customers as a result of the sales of other components, which relationships our competitors can leverage into sales of products competitive with our radio frequency products;

•	broader product and service offerings that may allow them to compete effectively by bundling their tuner products either by legal or illegal means; and

•	seasonality of the demand for our customers’ products.

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

Our dependence on a single manufacturing facility and a single subcontractor for Modules and MicroModules could jeopardize our operations.

Our manufacturing operations are conducted at a single facility in Manila, Philippines operated by TFS. Our reliance on a single manufacturing facility and a single subcontractor for Modules and MicroModules, whether our own facility or at a subcontractor’s facility, exposes us to higher manufacturing risks, which may include risks caused by labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. As a result of our dependence on a single manufacturing facility and a single subcontractor for Modules and MicroModules, if we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, any disruption or delay in procuring an alternative manufacturing facility could have a negative impact on our business operations and our financial results.

We customize a substantial portion of our radio frequency products to address our customers’ specific radio frequency needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

We manufacture a substantial portion of our radio frequency products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific radio frequency products are developed for unique applications, we expect that some of our current and future customer-specific radio frequency products may never be produced in volume and may impair our ability to cover our fixed costs. In addition, if our customers fail to purchase these customized radio frequency products from us, we risk having substantial unsaleable inventory. If we have substantial unsaleable inventory, our financial condition would be harmed.

We expect our quarterly operating results to continue to fluctuate.

Our quarterly results of operations have fluctuated significantly in the past and may fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors include:

•	timing, cancellation and rescheduling of significant customer orders, which result in revenue being shifted from one quarter to another;

•	the ability of our customers to procure the necessary components for their end-products that utilize our radio frequency tuners to conduct their operations as planned for any quarter;

•	pricing concessions on volume sales to particular customers for established time frames;

•	slowdowns in customer demand and related industry-wide increases in inventories;

•	our inability to predict our customers’ demand for our products;

•	changes in our product and customer mix between quarters;

•	labor disputes at our subcontractors manufacturing facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	quality problems with our products that result in significant returns;

•	inadequate allocation of wafer capacity for our silicon products and/or allocation of components used in our module products;

•	widespread acts of terrorism or military action occurring anywhere in the world; and

•	Acts of God; force majeure.

Our Quality Certifications are subject to periodic re-evaluation.

We are currently QS9000 certified in our design center in Ingolstadt, Germany. This certification and others are subject to recertification on a periodic basis. We are currently pursuing additional quality certifications that could also be subject to periodic re-evaluations. Failure to achieve or retain any quality certification could harm our business. The transfer of production activities to the control of Three-Five Systems could have adverse consequences on the ability of Microtune to maintain current certifications or obtain new certifications.

Some of our automobile customers may require us to sign “line down” clauses and/or liability clauses.

We are currently subject to “line down” clauses in some contracts with our automobile customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. Such a penalty could be large and if incurred, could severely harm our financial results. We are also subject to product liability clauses in some contracts with our automotive customers. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer. Such a penalty could be large and if incurred, could severely harm our financial results.

If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third party suppliers for volume shipments, our revenue may be delayed or reduced.

Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the product. We may not always be able to satisfy the qualifications. Delays in qualifications can cause a customer to discontinue use of our products and result in a significant loss of revenue. Because we are consolidating our manufacturing operations into fewer facilities, the manufacturer and the specific facility at which a customer’s products are manufactured may change, resulting in the customer requiring us to re-qualify a facility, a subcontractor or a product.

Product recall by a major customer could damage our business.

We generally guarantee quality of our commercial products for a period of one year, and longer for transportation electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and severely impact our financial results.

We believe that transitioning our silicon products to newer or better process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance process technologies in order to produce more efficient or better integrated circuits. We believe this migration is required to remain competitive. Other companies in the industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties.

Moreover, we are dependent on our relationships with foundries to successfully migrate to newer or better processes. Our foundry suppliers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make newer or better process technologies available to us on a timely or cost-effective basis or if we experience difficulties in migrating to these processes, our competitive position and business prospects could be seriously harmed.

The sales cycle for our radio frequency products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that may not occur when anticipated or at all.

Our customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our radio frequency products. As a result, we may expend significant financial and other resources to develop customer relationships before we recognize any revenue from these relationships, and we may never recognize any revenue from these efforts. Our customers’ evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our radio frequency products, and our radio frequency products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management efforts on our part. This process may also require significant engineering and testing on the part of our customers and if our customers do not have sufficient capabilities to complete the process, our revenue could be affected.

Uncertainties involving the ordering and shipment of our radio frequency products could harm our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers in terms of volume of sales. Our sales orders typically provide that our customers may cancel orders scheduled to ship outside 90 days. However, in some cases in the past, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, with little or no penalty. Further terms provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers are restricted to the number of days they can push out the ship date. Moreover, we routinely manufacture or purchase inventory based on estimates of customer demand for our radio frequency products, which demand is difficult to predict. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship radio frequency products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

We depend on third-party wafer foundries to manufacture all of our integrated circuit products, which reduce our control over the integrated circuit manufacturing process and could increase costs and decrease availability of our integrated circuit products.

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM, TSMC and X-FAB, outside foundries, to produce most of our integrated circuit radio frequency products. We do not have a long-term supply agreement with our foundries and instead obtain manufacturing services on a purchase order basis. Our foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these foundries, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our foundries were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional foundries we may be exposed to increased risk of capacity shortages due to our dependence on IBM, TSMC and X-FAB. In addition, most of our integrated circuit products are specific to one of our three suppliers and substantial lead time would be required to move the specific product to one of our other suppliers, if it were possible at all.

We depend on third-party subcontractors for integrated circuit packaging and testing, which reduces our control over the integrated circuit packaging process and testing and could increase costs and decrease availability of our integrated circuit products.

Our integrated circuit products are packaged and/or tested by independent subcontractors, including Amkor, ASE, Carsem and UTAC using facilities located in South Korea, Philippines and Malaysia. We do not have long-term agreements with Amkor or Carsem and typically obtain services from them on a purchase order basis. Our reliance on Amkor and Carsem involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of packaging our products. If Amkor or Carsem are unable or unwilling to continue to provide packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America were 76%, 54% and 50% for fiscal 2002, 2001 and 2000, respectively. We plan to continue to increase our international sales activities by hiring additional international sales personnel. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

Currency fluctuations related to our international operations could harm our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in 2002, we recognized a foreign currency exchange loss of approximately $1.4 million. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations.

Our international operations, including our operations in Germany, Taiwan, Japan and Korea, as well as our international suppliers’ operations, as well as our overall financial results, may be negatively affected by actions taken or events that occur in these countries or around the world.

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany and sales offices in Japan, Taiwan and Korea. Other than IBM, substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if the U.S. imposes significant import restrictions on our products, our ability to import our products into the U.S. from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

We may be unable to obtain the capital required to grow our business.

Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. However, from time to time, we may need to raise funds to meet our working capital and capital expenditure needs through the sale of securities or through other financing alternatives. We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Further, if we issue equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, the debt securities will have rights senior to those of existing holders of equity securities generally. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could harm our ability to grow our business.

Provisions in our charter documents, Delaware law and our rights plan may deter takeover efforts and in part our stock prices.

Several provisions of our amended and restated certificate of incorporation, Bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable and therefore may harm impact stock price. Those provisions include:

•	authorizing the issuance of “blank check” preferred stock;

•	providing for a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of the board or the stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	establishing super-majority voting requirements in some instances; and

•	providing rights to purchase fractional shares of preferred stock to our existing stockholders in the event of an acquisition attempt.

If we do not anticipate and adapt to evolving industry standards in the radio frequency tuner and broadband communications and Bluetooth™ wireless connectivity markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

Products for broadband communications and Bluetooth™ wireless connectivity applications often are based on industry standards that are continuously evolving. In some cases, the development of these standards takes longer than originally anticipated. We have often directed our development toward producing RF products that comply with the evolving standards. The delayed development of a standard in our target markets has resulted in slower deployment of new technologies, which may harm our ability to sell our radio frequency products, or frustrate the continued use of our proprietary technologies. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our radio frequency products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Further, if new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband communications and Bluetooth™ wireless connectivity markets and, in particular, in the radio frequency market, or to develop and introduce new products successfully into these markets, could result in diminished revenue and consequently harm our business.

Other technologies for the broadband communications market will compete with some of our target markets. If these technologies prove to be more reliable, faster or less expensive or become more popular, the demand for our radio frequency products and our revenue may decrease.

Some of our target markets, such as cable modem and cable telephony services, are competing with a variety of non-radio frequency based broadband communications technologies, including digital subscriber line technology. Many of these technologies may compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster or less expensive, reach more customers or have other advantages over radio frequency based broadband technology, the demand for our radio frequency products and our revenue may decrease.

Our success depends on the growth of the broadband communications markets generally and the radio frequency product markets specifically.

We derive a substantial portion of our revenue from sales of radio frequency products into markets related to broadband communication applications, in particular, the cable modem market. These markets are characterized by:

•	intense competition;

•	rapid technological change; and

•	short product life cycles, especially in the consumer electronics markets.

Although the broadband communications markets have grown in the past, these markets may not grow in the future or a significant slowdown in these markets may occur. In particular, the set-top box, cable modem and cable telephony markets may not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the broadband communications markets, the unproven technology of many products addressing these markets and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the radio frequency product markets. In addition, the broadband communications markets are transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the radio frequency product markets are partially dependent upon the market acceptance of products and technologies addressing the broadband communications markets, and we cannot assure you that the radio frequency technologies upon which our products are based will be accepted by any of these markets. If the demand for radio frequency products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

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

Our customers’ products are subject to governmental regulation.

Governmental regulation could place constraints on our customers and consequently minimize their demand for our radio frequency products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the U.S. Similar governmental agencies regulate our target markets in other countries. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct government regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our radio frequency products will decrease if equipment incorporating our products fails to comply with FCC emissions specifications.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the “Factors Affecting Future Operating Results and Stock Price” section.

Risks Related to Foreign Currency Exchange Rates

We transact both sales and purchases in multiple foreign currencies, including the Euro and Philippine Peso. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured primarily in the Philippines, Korea, Taiwan and Malaysia. We incur operating costs in currencies other than the U.S. dollar, in particular the Euro and the Philippine Peso. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we produce and distribute our products. Our operating results are exposed to changes in the exchange rates between the U.S. dollar and the Philippine Peso and the Euro. When the U.S. dollar strengthens against the Euro, the value of nonfunctional currency operating costs increase. When the U.S. dollar weakens against the Euro, the value of nonfunctional currency operating costs decrease.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to U.S. Dollars using exchange rates at December 31, 2002, was $32.9 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in Foreign exchange rates would be approximately $3.3 million.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are invested in bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our investment income would decrease by approximately $1.1 million based on our cash and cash equivalents as of December 31, 2002.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-32 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Our Board of Directors is currently comprised of five members, divided into three classes with overlapping three-year terms. As a result, a portion of our Board of Directors is designed to be elected each year. Harvey B. (Berry) Cash and Walter S. Ciciora have been designated Class I directors, and their terms expire at the 2004 Annual Meeting. Steven Craddock has been designated a Class II director, and his term expires at the 2005 Annual Meeting. James H. Clardy, and William P. Tai have been designated Class III directors, and their terms expire at our 2003 Annual Meeting.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

We currently have 5 vacancies, including two seats that are empty since the resignations of Eric Lindberg in April 2002 and Douglas J. Bartek in June 2003. These seats will remain empty for the present time. It is our intention to fill one seat with a qualified financial expert to chair the Audit Committee.

Name	Age	Position with Microtune	Principal Occupation
Harvey B. (Berry) Cash	64	Class I Director, Office of the President	General Partner, InterWest Partners
Walter S. Ciciora	60	Class I Director	Independent Consultant
Steven Craddock	54	Class II Director	Senior Vice President of New Media Development, Comcast Corporation
James H. Clardy	68	Class III Director, Office of the President	Venture Partner, Austin Ventures
William P. Tai	40	Class III Director	General Partner, Charles River Ventures

Harvey B. (Berry) Cash became a member of the Office of President in June 2003 and a director of Microtune in August 1996. Mr. Cash has been a general partner of InterWest Partners, a venture capital firm, since 1986, and is an advisor to Austin Ventures, a venture capital firm. He also currently serves on the Board of Directors of each of Airspan Networks, Inc., a provider of fixed wireless DSL equipment, Ciena Corporation, a designer and manufacturer of multiplexing systems for fiber optic networks, Liberte Investors Inc., an investment company, i2 Technologies, Inc., a provider of marketplace services, and Silicon Laboratories Inc., an integrated circuit company. Mr. Cash also serves on the board of directors of several privately held companies. Mr. Cash holds a B.S. in electrical engineering from Texas A&M University and an M.B.A. from Western Michigan University.

Walter S. Ciciora became a director of Microtune in November 1996. Mr. Ciciora has been an independent consultant for companies in the cable, television, consumer electronics and telecommunications industries since October 1993. Mr. Ciciora holds a B.S., M.S. and Ph.D. in electrical engineering from the Illinois Institute of Technology and a M.B.A. from the University of Chicago.

Steven Craddock became a director of Microtune in April 2002. Mr. Craddock has been the Senior Vice President of New Media Development for Comcast Corp. since June 1994, where he is responsible for the evaluation and development of new interactive multimedia and interactive technologies. He also serves as Comcast’s representative to CableLabs®, a research and development consortium sponsoring industry initiatives such as the DOCSIS, PacketCable™and CableHome™standards. Mr. Craddock holds a B.S. in civil engineering and electrical engineering from the Virginia Military Institute.

James H. Clardy became a member of the Office of President in June 2003 and a director of Microtune in August 1996. Mr. Clardy has been a venture partner of Austin Ventures, a venture capital firm, since January

1998. From October 1997 to January 1998, Mr. Clardy was a private consultant, and from October 1991 until October 1997, he was President of Crystal Semiconductor, a wholly-owned subsidiary of Cirrus Logic, Inc. He currently serves on the board of directors of several privately held companies. Mr. Clardy holds a B.S. in electrical engineering from the University of Tennessee.

William P. Tai became a director of Microtune in June 1998. Mr. Tai has been a general partner of Charles River Ventures since June 2002. He also has been a general partner/managing director of Institutional Venture Partners, a venture capital firm, since July 1997. Mr. Tai also serves on each of the Board of Directors of 8x8, Inc., a provider of IP Telephony silicon and solutions, and Transmeta Corp., a provider of microprocessors. Mr. Tai also serves on the boards of directors of several privately held companies. Mr. Tai holds a B.S. in electrical engineering from the University of Illinois and a M.B.A. from Harvard Business School.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Name	Age	Position
Albert H. Taddiken	40	Office of the President, and Chief Technical Officer
Nancy A. Richardson	44	Chief Financial Officer, General Counsel and Secretary
Marc D. Underwood	49	Vice President, Human Resources

Albert H. Taddiken was named a member of the Office of President in June 2003 and Chief Technical Officer in September 2001. Mr. Taddiken also served as General Manager, Broadband Business Unit from December 2001 through June 2003, Vice President, IC Engineering from May 1998 through December 2001 and as Director, RFIC Development since November 1996 through April 1998. Mr. Taddiken began his career at Texas Instruments. Mr. Taddiken holds a B.S.E.E. from the Massachusetts Institute of Technology.

Nancy A. Richardson was named Chief Financial Officer in July 2002 and has served as General Counsel, Secretary, and Vice President since April 2001. Ms. Richardson was General Counsel and Secretary for Concero Inc., a software consulting company, from May 1997 to April 2001, last serving there as Senior Vice President. Ms. Richardson began her career with Ernst & Young LLP. Ms. Richardson holds a J.D. and a M.B.A. from the University of Texas and a B.B.A. in accounting from St. Edward’s University as well as a CPA license.

Marc D. Underwood was named Vice President, Human Resources in July 2002. Mr. Underwood was Senior Human Resources Manager for the Computer Products Group at Advanced Micro Devices (AMD) from July 2001 to July 2002. From September 1998 to July 2001, Mr. Underwood was the Director of Human Resources for Burr-Brown prior to it being purchased by Texas Instruments where Mr. Underwood held the position of Site Human Resource manager in Tucson, Arizona. Prior to that, Mr. Underwood was the Director of Human Resources for AMI Semiconductor from June 1997 to September 1998. Mr. Underwood holds a B.S. from Arizona State University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires holders of more than 10% of our common stock to file with the U.S. Securities Exchange Commission reports regarding their ownership and changes in ownership of our stock. We believe that during fiscal 2002, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements, with the exception of one late report for Mr. Ciciora. Mr. Ciciora inadvertently did not report the purchase of 8,000 shares on October 7, 2002, and 30,000 shares on October 10, 2002, until a Form 4 was filed with the SEC on October 28, 2002. In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and officers.

CODE OF ETHICS

In July 2003, our Board adopted and we are in the process of implementing a Code of Ethics to promote the honest and ethical conduct of all of our Officers and Financial Executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers. A copy of our Code of Ethics is available on our website at www.microtune.com.

ITEM 11. EXECUTIVE	COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

We, Harvey B. (Berry) Cash and Walter S. Ciciora, are the current members of the Compensation Committee and each of us as of December 31, 2002 was a non-employee director. On June 27 2003, Harvey B. (Berry) Cash became a member of the Office of President upon the resignation of our Chief Executive Officer.

We set, review and administer compensation programs. Our role is to establish and recommend salaries and other compensation paid to executive officers and to administer stock plans. For executive officers, we approve all stock option grants, base salaries and any cash bonus payments. In addition we review all stock option grants to employees.

Microtune’s executive pay programs contribute to its long-term success and are based on providing a compensation package that recognizes individual contributions and Microtune’s performance. A meaningful portion of each executive’s compensation relates to and is contingent upon Microtune’s performance. At this time, the principal means of compensation are base salaries and long-term incentives.

Base Salary

The base salaries of executive officers, including the Chief Executive Officer, are initially determined by evaluating the responsibilities of the position held and the experience and performance of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions in technology companies of reasonably similar size. We review executive salaries annually and recommend to the Board salary adjustments as appropriate to reflect changes in the market conditions and individual performance and responsibility.

Bonus

Microtune does not currently have an executive officer bonus program. Future bonuses, if any, awarded to executive officers will be determined based on achievement of the individual. No bonuses were awarded to executive officers in 2002.

Stock Options

Under the Microtune 2000 Stock Plan, stock options to purchase Microtune common stock may be granted to executive officers and employees. Upon joining Microtune, the number of shares of Microtune common stock underlying an option grant and any subsequent grants are based in part on the competitive environment of the technology industry, while also maintaining an overall sense of fairness in the compensation distributed to our employees. We believe stock option grants are an effective method of incenting executives to take a longer-term view of performance to ensure that the stockholders’ interests are aligned.

Other

Other elements of executive compensation include medical and life insurance benefits and the ability to defer compensation pursuant to a 401(k) plan. Microtune did not match contributions in the 401(k) Plan in fiscal

2002. We have considered the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for any of the executive officers, unless such compensation is performance-based. Since the cash compensation of each of the executive officers is below $1 million, we believe that any options granted under the 2000 Stock Plan will meet the requirements of being performance-based. Further, we believe that Section 162(m) will not reduce any tax deduction available to Microtune for the tax year ended December 31, 2002.

Compensation Committee Members

Harvey B. (Berry) Cash

Walter S. Ciciora

SUMMARY COMPENSATION TABLE

The following table shows compensation earned during fiscal 2002, 2001 and 2000 by our former Chief Executive Officer and our other four most highly compensated executive officers for fiscal 2002. These people are called the “Named Officers.” The information in the table includes salaries, bonuses, and stock options and restricted stock awards and other miscellaneous compensation. We have not granted stock appreciation rights and have no long-term compensation benefits other than stock options. For information about employment contracts and change-of-control arrangements between us and the Named Officers, see the discussion immediately following this table.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	All Other Compensation(1)
Douglas J. Bartek Former Chief Executive Officer and Chairman (2)	2002 2001 2000	178,373 178,374 165,122	— — —	20,000 231,200 1,000,000	649 652 647

William L. Housley Former President and Chief Operating Officer (3)	2002 2001 2000	172,508 112,006 —	— — —	50,000 478,000 —	— — —

Everett “Buddy” Rogers Former Vice President of Investor Relations (4)	2002 2001 2000	159,210 150,000 139,486	— — —	— 67,300 200,000	— — —

Nancy A. Richardson Chief Financial Officer, General Counsel and Secretary	2002 2001 2000	154,170 102,500 —	— — —	138,000 141,000 —	— — —

Albert H. Taddiken Office of President and Chief Technical Officer (5)	2002 2001 2000	127,096 127,420 121,266	— — —	10,500 86,500 40,000	— — —

(1)	These amounts consist solely of reimbursement for life insurance premiums paid by Microtune.
(2)	Mr. Bartek resigned from the position of Chief Executive Officer, President and Chairman of the Board effective June 27, 2003. Mr. Bartek’s options vested upon his termination pursuant to the terms of his separation agreement on June 27, 2003.
(3)	Mr. Housley resigned from the position of President and Chief Operating Officer effective April 25, 2003.
(4)	Mr. Rogers moved from the position of Chief Financial Officer to Vice President of Investor Relations effective July 23, 2002. Mr. Rogers resigned all positions with Microtune effective October 10, 2002.
(5)	Mr. Taddiken’s 10,500 options granted in 2002 were canceled on October 31, 2002 in connection with our regrant program. We filed a delinquent Schedule TO related to our stock option regrant program with the SEC on December 23, 2002.

Our outside Directors participate in our 2000 Director Option Plan, but receive no cash compensation other than reimbursement of travel expenses associated with their attendance at director meetings. The 2000 Director Option Plan was approved by stockholders and provides for the issuance of up to 150,000 shares of common stock to eligible participants under nonstatutory stock option grants. Under our 2000 Director Option Plan, outside directors receive a one-time grant to purchase 15,000 shares upon appointment to our Board and an annual option grant to purchase 7,500 shares for each year of service thereafter. The nonstatutory stock options may be granted at a price not less than the closing price of our common stock on the last trading day before the date of grant. The initial options generally vest over a three-year period commencing at the date of grant and the subsequent options vest over a two-year period and expire in ten years. Directors who are also employees do not receive any compensation for their service on our Board.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

AND CHANGE-IN-CONTROL ARRANGEMENTS

Shares of our common stock subject to options granted under our Amended and Restated 1996 Stock Option Plan and 2000 Stock Plan generally vest over five years, with 20% of the shares vesting after one year and the remaining shares vesting in monthly installments over the following 48 months. The option agreements for some of the key employees provide for variations in the standard vesting and for accelerated vesting of a portion of the employee’s unvested option shares if the employee is terminated without cause by the surviving corporation following a change of control. If such acceleration is provided, change of control is defined in the employee’s option or employment agreement, but typically is defined to mean the sale of all or substantially all of our assets, or the acquisition of us by another entity by means of consolidation or merger pursuant to which our stockholders immediately prior to such transaction shall hold less than 50% of the voting power of the surviving corporation.

Agreement with Douglas J. Bartek

On October 16, 2002, we entered into an employment agreement with Douglas J. Bartek, former Chief Executive Officer and Chairman of the Board. This agreement provided for an initial term of three years and an initial base annual salary of $190,000. In addition, Mr. Bartek was entitled to participate in employee benefit plans for which other senior executives are generally eligible. Mr. Bartek was also eligible for an annual discretionary bonus as determined by our Board of Directors. No bonus was paid under the agreement.

Upon Mr. Bartek’s resignation the Company entered into a separation agreement. Under this agreement, Mr. Bartek’s outstanding options became vested as of the date of the agreement. As a result we will incur stock compensation expense of approximately $900,000 in the second quarter of 2003. In addition, Mr. Bartek was paid approximately $500,000 for payment of compensation, vacation time, benefits and miscellaneous expenses. Mr. Bartek’s ability to compete with Microtune and to solicit Microtune customers or employees is restricted for a period of two and a half years from the date of the termination.

Agreement with William L. Housley

On October 24, 2002, we entered into an employment agreement with William L. Housley, former President and Chief Operating Officer. This agreement provided for an initial term of two years and an initial base annual salary of $190,000. In addition, Mr. Housley was entitled to participate in employee benefit plans for which other senior executives are generally eligible. He was also eligible for an annual discretionary bonus as determined by our Board. No bonus has been paid under the agreement. No payments or benefits under this agreement have been paid or provided to Mr. Housley since his resignation in April, 2003. Two months of health insurance was provided to Mr. Housley after his resignation outside of the agreement.

Agreement with Nancy A. Richardson

On October 24, 2002, we entered into an employment agreement with Nancy A. Richardson, Chief Financial Officer, General Counsel and Secretary. This agreement provides for an initial term of two years and an initial base annual salary of $160,000. In addition Ms. Richardson is entitled to participate in employee benefit plans for which other senior executives are generally eligible. She is also eligible for an annual discretionary bonus as determined by our Board. No bonus has been paid under the agreement. The agreement also states she may not terminate her employment prior to October 24, 2004, except for reasons including:

•	reduction in her compensation or benefits that is not part of a generally applicable reduction for all executives;

•	material demotion in her responsibilities or duties;

•	relocation of her workplace to a place more than 50 miles from Dallas, Texas; or

•	material breach of the agreement by Microtune.

We may terminate Ms. Richardson’s employment at any time with 30 days notice, but if Microtune terminates her employment without cause, or if there is constructive termination, she is entitled to receive her base annual salary for an additional two years plus the highest bonus paid to her in the three years prior to her termination. She is also entitled to receive any and all employee benefits for two years from the date of termination. In addition, any stock options granted to Ms. Richardson would immediately become vested and exercisable equal to the number of shares that would have vested over the two year salary continuation period.

If her employment is terminated within two years of a change of control, she shall be entitled to receive a lump sum severance payment equal to two times the sum of her base annual compensation plus the highest bonus paid to her in the three years prior to the change of control. In addition, all unvested stock options, stock appreciation rights and restricted stock awards will immediately vest upon her termination, and she will continue to receive any and all employee benefits for two years. Ms. Richardson’s ability to compete with Microtune and to solicit Microtune customers or employees for a period of two years from the date of the termination is restricted.

OPTION GRANTS IN FISCAL 2002

The following table shows information about stock option grants to the Named Officers during fiscal 2002. These options are included in the “Summary Compensation Table” above. The options have an exercise price equal to the closing price on the date before the grant. SEC rules require us to show hypothetical gains that the Named Officers would have for these options at the end of their 10 year term. We calculated these gains assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation as required by SEC rules. They are not our estimate or projection of future stock prices.

Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders’ continued employment through the vesting period. This table does not take into account any actual appreciation in the price of the common stock from the date of grant to the present.

		Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)
Name		Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2002	Exercise Price ($/Sh)	Expiration Date
						5%	10%
Douglas J. Bartek	(1)	20,000	0.96%	3.17	8/6/2012	39,872	101,044
William L. Housley	(2)	20,000	0.96%	3.17	8/6/2012	39,872	101,043
	(3)	6,000	0.29%	3.17	8/6/2012	11,962	30,313
	(4)	24,000	0.89%	3.17	8/6/2012	47,846	121,252
Everett “Buddy” Rogers		—	—	—	—	—	—
Nancy A. Richardson	(5)	100,000	4.82%	11.41	2/29/2012	717,569	1,818,460
	(6)	20,000	0.96%	3.17	8/6/2012	39,872	101,043
	(7)	18,000	0.87%	3.17	8/6/2012	35,885	90,939
Albert H. Taddiken	(8)	10,500	0.51%	3.17	8/6/2012	20,932	53,047

(1)	These options vests 1/15th each month beginning September 7, 2002. However, Mr. Bartek’s options vested upon his termination pursuant to the terms of his separation agreement on June 27, 2003.
(2)	These options vests 1/15th each month beginning September 7, 2002, and were canceled to the extent not exercised on July 25 2003
(3)	These options vests 1/6th each month beginning November 10, 2005, and were canceled to the extent not exercised on July 25, 2003.
(4)	These options vests 1/12th each month beginning May 10, 2006, and were canceled to the extent not exercised on July 25, 2003.
(5)	These options vests 1/50th each month beginning April 1, 2002.
(6)	These options vests 1/15th each month beginning September 7, 2002.
(7)	These options vests 1/12th each month beginning June 1, 2006.
(8)	These options vests 1/7th each month beginning December 1, 2006. All of these options were canceled on October 31, 2002 in connection with our regrant program. We filed a delinquent Schedule TO related to our stock option regrant program with the SEC on December 23, 2002.

Option Exercises and Fiscal Year-End Values

The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2002, and the value of their unexercised options at the end of fiscal 2002. Value realized, is based on the fair market value of our common stock as quoted on The NASDAQ Stock Market on the trading day immediately prior to the date of exercise, less the per share exercise price, multiplied by the number of shares issued. Value at fiscal year end is measured as the difference between the exercise price and fair market value on December 31, 2002, which was $3.13 as quoted on The NASDAQ National Market. We were delisted from the NASDAQ Stock Market effective July 7, 2003. In addition, because we are not current in our periodic reporting requirements under the Securities Exchange Act of 1934, as amended, we are not currently eligible to trade on the OTC Bulletin Board. Our shares of common stock are currently quoted on the “pink sheets,” which may entail higher transaction costs for trades and reduced ability to liquidate our common stock.

Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas J. Bartek	740,578	4,744,422	(1)	128,202	656,334	37,586	1,183,836
William L. Housley	21,820	206,322	(2)	114,806	373,875	—	—
Everett “Buddy” Rogers	91,924	1,486,143		80,467	124,334	129,709	187,918
Nancy A. Richardson	15,778	191,672	(2)	49,722	203,500	—	—
Albert H. Taddiken	—	—		132,500	140,000	330,350	340,700

(1)	Mr. Bartek exercised options during 2002 for 740,578 shares at exercise prices ranging from $0.69 to $0.88, when the fair market value of the stock ranged from $1.69 to $23.46. The Value Realized on exercise above includes paper gains reported to the IRS at the time of exercise, even if those shares were not sold.
(2)	Mr. Housley and Ms. Richardson exercised options during the first part of 2002 when the fair market value of the stock was substantially higher than on December 31, 2002. The value realized on exercise amount shown above reflects the difference between the exercise price and the fair market value of the stock on the date of exercise even though no actual gain has been made on the sale of these shares.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2002, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholder	5,087,827	$4.13	6,745,821
Assumed plans of acquired companies	327,161	2.79	—

Total	5,414,988	$4.05	6,745,821

The following table shows shares of our common stock that we believe are owned as of June 30, 2003 by:

1.	Each stockholder owning 5% or more of the Common Stock,

2.	Our former Chief Executive Officer and our other four most highly compensated executive officers for fiscal 2002,

3.	Each director, and

4.	All current directors and executive officers as a group.

We have included any options held by each stockholder that are exercisable within 60 days of June 30, 2003 (i.e., August 29, 2003). We calculated the “Percent of Class” based on 50,332,277 shares of our common stock outstanding on June 30, 2003.

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned
Douglas J. Bartek (1)	3,627,474	7.1%
Institutional Venture Partners VII (2)	2,778,668	5.5%
William P. Tai (3)	2,740,240	5.4%
Thomas O. Hicks (4)	2,535,386	5.0%
Harvey B. (Berry) Cash (5)	78,750	*
Walter S. Ciciora (6)	126,750	*
James H. Clardy (7)	88,750	*
Steven Craddock (8)	7,083	*
William L. Housley (9)	209,151	*
Nancy A. Richardson (10)	108,434	*
Everett “Buddy” Rogers (11)	116,919	*
Albert H. Taddiken (12)	216,136	*
All directors and current executive officers as a group (7 Persons)	3,366,143	6.7%

*	Less than 1% of the outstanding shares of common stock.
(1)	Includes 2,198,700 shares of common stock outstanding held by Bartek Investments-1, Ltd., of which Mr. Bartek is the general partner, and 784,534 shares for options which are immediately exercisable. The address for these holders is 5211 Spanish Oak Dr, Frisco, TX 75034

(2)	Includes 94,773 shares held by Institutional Venture Management VII, 2,597,061 shares held by Institutional Venture Partners VII and 86,834 shares held by IVP Founders Fund I, L.P. The address for these funds is 3000 Sandhill Rd, Building 2, Suite 290, Menlo Park, CA 94025
(3)	Includes 94,773 shares held by Institutional Venture Management VII and 2,597,061 shares held by Institutional Venture Partners VII. Mr. Tai is a general partner of each of these partnerships, shares voting and dispositive power with respect to the shares held by each of these entities and disclaims beneficial ownership of the shares held by these entities, except to the extent of his pecuniary interest. Also includes 8,750 shares for options which are immediately exercisable.
(4)	Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2003, by Thomas O. Hicks, HM 1-FOF Coinvestors Cayman, L.P., Hicks, Muse GP Partners L.A. Cayman, L.P., Hicks, Muse Latin America Fund GP Cayman, L.L.C., HMTF Equity Fund IV (1999) Cayman, L.P., HMTF Private Equity Fund IV (1999) Cayman, L.P., HM Equity Fund IV/GP Cayman, L.P., Hicks, Muse PG-IV (1999), C.V., HM Equity Fund IV/GP Partners (1999), C.V., HM Equity Fund IV/GP Partner (1999), C.V., HM 4-P Coinvestors Cayman, L.P., HM 4-EN Coinvestors Cayman, L.P., HM 4-EQ Coinvestors Cayman, L.P., HM GP Partners IV Cayman, L.P., HM Fund IV Cayman, LLC, HMEU 1-EN Coinvestors, L.P., HMEU 1-EQ Coinvestors, L.P., HMEU 1-P Coinvestors, L.P., HMEU Intermediate Partners I-C, L.P., HMTF Europe Fund Cayman, L.P., HMTF Europe Private Fund Cayman, L.P. HM PG Europe I, C.V., HMEU Fund I-C, Inc. all whose address are 200 Crescent Ct, Suite 1600, Dallas, TX 75201 The 13G states that:
(i)	Thomas O. Hicks has sole voting power and sole dispositive power with respect to 23,298 shares and shared voting power and shared dispositive power with respect to 2,512,088 shares;
(ii)	HM 1-FOF Coinvestors Cayman, L.P. has shared voting power and shared dispositive power with respect to 113 shares;
(iii)	Hicks, Muse GP Partners L.A. Cayman, L.P. has shared voting power and shared dispositive power with respect to 113 shares;
(iv)	Hicks, Muse Latin America Fund GP Cayman, L.L.C has shared voting power and shared dispositive power with respect to 113 shares;
(v)	HMTF Equity Fund IV (1999) Cayman, L.P. has shared voting power and shared dispositive power with respect to 1,159,165 shares;
(vi)	HMTF Private Equity Fund IV (1999) Cayman, L.P. has shared voting power and shared dispositive power with respect to 8,210 shares;
(vii)	HM Equity Fund IV/GP Cayman, L.P. has shared voting power and shared dispositive power with respect to 1,167,375 shares;
(viii)	Hicks, Muse PG-IV (1999), C.V. has shared voting power and shared dispositive power with respect to 61,714 shares;
(ix)	HM Equity Fund IV/GP Partners (1999), C.V. has shared voting power and shared dispositive power with respect to 61,714 shares;
(x)	HM 4-P Coinvestors Cayman, L.P. has shared voting power and shared dispositive power with respect to 919 shares;
(xi)	HM 4-EN Coinvestors Cayman, L.P. has shared voting power and shared dispositive power with respect to 3,386 shares;
(xii)	HM 4-EQ Coinvestors Cayman, L.P. has shared voting power and shared dispositive power with respect to 18,948 shares;
(xiii)	HM GP Partners IV Cayman, L.P. has shared voting power and shared dispositive power with respect to 1,252,342 shares;
(xiv)	HM Fund IV Cayman, LLC has shared voting power and shared dispositive power with respect to 1,252,342 shares;
(xv)	HMEU 1-EN Coinvestors, L.P. has shared voting power and shared dispositive power with respect to 1,939 shares;
(xvi)	HMEU 1-EQ Coinvestors, L.P. has shared voting power and shared dispositive power with respect to 14,574;
(xvii)	HMEU 1-P Coinvestors, L.P. has shared voting power and shared dispositive power with respect to 3,018 shares;

(xviii)	HMEU Intermediate Partners I-C, L.P. has shared voting power and shared dispositive power with respect to 19,531 shares;
(xix)	HMTF Europe Fund Cayman, L.P. has shared voting power and shared dispositive power with respect to 1,135,126 shares;
(xx)	HMTF Europe Private Fund Cayman, L.P. has shared voting power and shared dispositive power with respect to 13,576 shares;
(xxi)	HM PG Europe I, C.V. has shared voting power and shared dispositive power with respect to 83,865 shares and
(xxii)	HMEU Fund I-C, Inc. has shared voting power and shared dispositive power with respect to 1,252,098 shares.
(5)	Includes 8,750 shares for options which are immediately exercisable.
(6)	Includes 8,750 shares for options which are immediately exercisable.
(7)	Includes 25,000 shares of common stock held by trusts, of which Mr. Clardy acts as co-trustee, for the benefit of Mr. Clardy’s children, none of whom are dependents of Mr. Clardy. Also includes 8,750 shares for options which are immediately exercisable.
(8)	Includes 7,083 shares for options which are immediately exercisable.
(9)	Includes 178,431 shares for options which are immediately exercisable, and 21,207 shares for options which become exercisable within 60 days.
(10)	Includes 85,222 shares for options which are immediately exercisable, and 11,832 shares for options which become exercisable within 60 days.
(11)	Includes 106,467 shares for options which are immediately exercisable, and 6,667 shares for options which become exercisable within 60 days.
(12)	Includes 140,168 shares held by Taddiken Investments, Ltd. of which Mr. Taddiken is the general partner, and 72,177 shares for options which are immediately exercisable, and 2,768 shares for options which become exercisable within 60 days.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the effective date of our initial public offering 2000 through December 31, 2002, with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Microtune’s price of $16.00 per share, and in the above indices on August 4, 2000. We were delisted from the NASDAQ Stock Market effective July 7, 2003. In addition, because we are not current in our periodic reporting requirements under the Securities Exchange Act of 1934, as amended, we are not currently eligible to trade on the OTC Bulletin Board. Our shares of common stock are currently quoted on the “pink sheets,” which generally entail higher transaction costs for trades and reduced ability to liquidate our common stock.

The comparisons in the graph below are based on historical data with our common stock prices based on the closing price on the dates indicated and are not intended to forecast the possible future performance of our common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not been a party to any transaction that involved more than $60,000 between us and an executive officer, director or 5% stockholder or any of their immediate family members since the beginning of fiscal 2002 or that involved indebtedness to or payments from us during fiscal 2002 other than as described under the caption “Executive Compensation” in Item 11 and the transactions described below. The discussion does not address compensation paid in connection with employment or Board service.

We believe that all transactions between us and our officers, directors, principal stockholders and other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

In May 2002, David Bartek, brother of our former Chief Executive Officer and Chairman Douglas Bartek, joined us as Chief Strategy Officer and was paid an aggregate salary of $80,670, for his services during 2002. David Bartek’s employment terminated in June 2003.

On January 31, 2002, William L. Housley, former President and Chief Operating Officer, issued a promissory note to Microtune in the principal amount of $262,230 canceling a previous promissory note in connection with the exercise of stock options. On March 8, 2002, Mr. Housley issued a promissory note to Microtune in the principal amount of $200,000 in connection with his relocation. Both notes bear interest at 4.75% per annum and are due and payable on January 31, and March 8, 2004, respectively. Upon Mr. Housley’s resignation on April 25, 2003, these loans became due and payable within 30 days of his resignation. These loans became delinquent on May 26, 2003.

On January 31, and April 3, 2002, Nancy A. Richardson, Chief Financial Officer, General Counsel and Secretary, issued promissory notes to us in the principal amount of $75,000 and $30,000 respectively, canceling a previous promissory note in connection with the exercise of stock options. Both notes bear interest at 4.75% per annum and are due and payable on January 31, and April 3, 2004, respectively.

On June 2, 2002 Marc D. Underwood, Vice President of Human Resources received a $70,000 loan from us that is due and payable on July 17, 2004. Mr. Underwood’s bonus of $100,000 paid on June 12, 2003, was used in part to pay off this loan in full.

ITEM 14.    CONTROLS AND PROCEDURES

The rules adopted by the SEC require that we present the conclusions of our principal executive officer, in our case our Office of the President (President), and our Chief Financial Officer (CFO) regarding the effectiveness of our disclosure controls and procedures and internal controls and procedures as of a date within 90 days of the filing date of this report (the Evaluation Date). We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Securities and Exchange Act of 1934 , as amended, (Exchange Act) and its regulations so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

Our disclosure control system, no matter how well designed and operated, can provide reasonable, but not absolute, assurance that its objectives will be met. Our disclosure controls may be rendered ineffective due to faulty judgments in decision-making, or honest errors and mistakes. In addition, our disclosure controls can be circumvented by the individual acts of a person, or by collusion of two or more people. Management also may fail to observe or may override our disclosure controls and procedures. Due to the inherent limitations in cost-effective control systems, including ours, misstatements caused by error or fraud may occur and not be detected.

We have begun evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date for purposes of filing reports under the Exchange Act. Our evaluation is based, in part, on the findings of the recently completed inquiry into the events related to the restatements of our financial statements contained in this Annual Report on Form 10-K conducted on behalf of our Audit Committee. This disclosure controls evaluation was done under the supervision and with the participation of management, including our President and CFO. Our President and CFO also considered findings of our auditors.

Based upon the controls evaluation, our President and CFO have concluded that, as of the Evaluation Date our disclosure controls and procedures have not been effective to ensure that material information relating to Microtune and its consolidated subsidiaries is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures have not been effective to provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with accounting principles generally accepted in the United States (GAAP). Specifically, our internal controls related to revenue recognition were not sufficient to ensure that revenue was properly recognized under GAAP, and our controls and procedures over the revenue recognition process were not effective in ensuring that our existing policies and procedures were operating as intended. In some cases, terms contained in agreements with customers were not followed. Our controls and procedures over revenue recognition did not detect that in some cases representatives of Microtune agreed to terms with customers beyond our normal terms, including price protection, rights to return products unsold by customers, payment terms that were conditional on the sale or use of our products by our customer, or payment terms extended beyond our normal terms. In addition, our internal controls did not detect occurrences where quantities shipped to customers were in excess of quantities included in customer purchase orders or were shipped without valid customer purchase orders. We also recognized revenue in the wrong accounting period in some cases because delivery to our customer had not been completed due to the shipping terms of the transaction. Finally, our internal controls did not detect that in some cases revenue had been recognized on shipments of products that had not completed certain quality test procedures or were missing certain components. In certain cases these instances were the result of existing controls and procedures being circumvented or overridden by Microtune personnel. In addition, we have insufficient procedures for the supervision of our existing controls.

In accordance with SEC requirements, the President and CFO note that since the Evaluation Date we have begun to make improvements to our internal controls and procedures that could significantly affect our internal controls and procedures.

In January 2003, we began requiring each of our sales and sales support personnel and all officers to certify for each quarter beginning with the quarter ended December 31, 2002 that on behalf of Microtune he or she has not entered into any verbal agreements or written agreements on behalf of Microtune outside our standard written agreements except as disclosed to us.

In April 2003 for the first quarter 2003, our accounting department compared all purchase orders received from customers to the corresponding invoices generated by our Enterprise Resource Planning system. Differences were investigated and the results used to determine the appropriate recognition of revenue. We intend to perform similar comparisons for subsequent quarters. Error rates related to invoicing are tracked and used to ensure compliance with our internal controls.

Regarding credit policy compliance, in May 2003 we alerted our sales and sales support staff that strict observance of all terms of our credit policy, including obtaining written authorization will be required, without exception.

In June 2003, we adopted and are in the process of implementing a whistleblower policy. This policy provides a means for our employees to anonymously inform us of (a) unethical business practices, (b) illegal activity, (c) deviations from our policies and procedures, (d) erroneous accounting treatment of business transactions, (e) weaknesses in internal controls, (f) disputes with auditors, and (g) disclosures in SEC reports or other public disclosures that are not full, fair, accurate, timely or understandable.

In July 2003, we adopted and are in the process of implementing a Code of Ethics to promote the honest and ethical conduct of all of our officers and financial executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers. We anticipate that additional internal disclosure controls and new internal auditing controls and procedures will be adopted and implemented as a result of the inquiry.

In addition, we have revised our revenue recognition procedures such that revenue for product sales that is not recognized upon shipment or upon receipt by our customer is deferred and is generally not recognized until we receive payment from our customer.

Our management, including our President and CFO, does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all inaccuracies, errors or fraud. When we evaluated our control systems, we considered alternative controls and their benefits relative to their additional costs. We believe that the inherent limitations in all control systems, including ours, prevent absolute assurance that all inaccuracies, errors or fraud will be detected. In the future, including as a result of conclusions and recommendations from the inquiry of our Audit Committee, we anticipate additional changes may be made to our disclosure controls and procedures and our internal controls and procedures.

PART IV

ITEM 15(A).    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	FINANCIAL STATEMENTS

See Item 8 above.

(2)	FINANCIAL STATEMENT SCHEDULES

See Item 15(d) below.

(3)	EXHIBITS

Exhibit Number

3.1	*	Amended and Restated Certificate of Incorporation.

3.2	***	Second Amended and Restated Bylaws.

10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2	*	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.3	*	2000 Stock Plan and form of agreements thereunder.

10.4	*	2000 Director Option Plan and form of agreements thereunder.

10.5	*	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.10	*	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 Tenth Street, Plano, Texas 75074.

10.11	*	Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.

10.12	*	Contract of Lease dated December 10, 1998 between MX Technology Corporation and Temic RF-Technologies (Phils.), Inc. for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.13	*	Sublease Agreement dated December 10, 1998 between Temic RF-Technologies (Phils.), Inc. and NSF RF-Technologies Corporation for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.14	*	Securities Purchase Agreement dated January 10, 2000, effective December 31, 1999, between HMTF Acquisition (Bermuda), Ltd. and the Registrant.

10.15	*	Asset Purchase Agreement between the Registrant, The Tuner Company and Thomas K. Widmer dated January 10, 2000.

10.18	**	Agreement and Plan of Merger and Reorganization dated October 28, 2001 between the Registrant, Micro Acquisition, Inc., Transilica Inc. and Jason Medelson.

10.21	***	Form of Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent dated as of March 4, 2002 (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.22		Employment Agreement between Douglas J. Bartek and the Registrant dated October 16, 2002.

10.23		Employment Agreement between William L. Housley and the Registrant dated October 24, 2002.

10.24		Employment Agreement between Nancy A. Richardson and the Registrant dated October 24, 2002.

10.25		Sublease Agreement dated December 10, 2002 between Temic RF-Technologies (Phils.), Inc. and NSF RF-Technologies Corporation for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.26		Manufacturing Agreement entered into on March 27, 2003, between Three-Five Systems Inc., and the Registrant.

10.27		Separation Agreement between Douglas J. Bartek and the Registrant dated June 27, 2003.

21.1		Subsidiaries of Registrant.

Exhibit Number

23.1	Consent of Ernst & Young LLP, independent auditors.

24.1	Power of Attorney (see page 70).

31.1	Certification of Office of the President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Office of the President under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-36340) declared effective August 4, 2000.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on November 15, 2001, amended on November 24, 2001 and amended on December 5, 2001.
***	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2002.

ITEM 15(B).    REPORTS ON FORM 8-K

None.

ITEM 15(C).    EXHIBITS

See Item 15(a)(3) above.

ITEM 15(D).    FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is included in our Consolidated Financial Statements or notes thereof.

ITEM 16.    AUDIT FEES

Fees paid to Ernst & Young LLP

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Ernst & Young LLP for the years ended December 31, 2002 and 2001.

	2002	2001
Audit services(1)	$340,000	417,000
Audit-related services (2)	—	10,000
Tax and all other services (3)	150,000	171,000

Total fees	$490,000	$598,000

Ernst & Young LLP did not render professional services relating to financial information systems design and implementation for the years ended December 31, 2001 and 2002.

(1)	Audit services consist of the annual audits of our consolidated financial statements included in Form 10-K, quarterly reviews of our consolidated financial statements included in Form 10-Q, as well as, statutory audits of our foreign subsidiaries, services related to filings made with the Securities and Exchange Commission and accounting advisory services related to financial accounting matter. This amount excludes fees attributable to our restatements.
(2)	Audit-related services consist of due diligence related to mergers and acquisitions.
(3)	Tax services include but are not limited to assistance with certain tax compliance matters and various tax planning consultations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2003.

MICROTUNE, INC.

By:	/s/ HARVEY B. CASH
Harvey B. Cash
Office of the President

By:	/s/ JAMES H. CLARDY
James H. Clardy
Office of the President

By:	/s/ ALBERT H. TADDIKEN
Albert H. Taddiken
Office of the President and Chief Technical Officer

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Albert H. Taddiken, James H. Clardy, Harvey B. Cash and Nancy A. Richardson, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself or herself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ HARVEY B. CASH Harvey B. Cash	Office of the President	July 31, 2003

By:	/s/ JAMES H. CLARDY James H. Clardy	Office of the President	July 31, 2003

By:	/s/ ALBERT H. TADDIKEN Albert H. Taddiken	Office of the President and Chief Technical Officer	July 31, 2003

By:	/s/ NANCY A. RICHARDSON Nancy A. Richardson	Chief Financial Officer, General Counsel and Secretary (Principal Financial and Accounting Officer)	July 31, 2003

By:	/s/ HARVEY B. CASH Harvey B. Cash	Director	July 31, 2003

By:	/s/ WALTER S. CICIORA Walter S. Ciciora	Director	July 31, 2003

By:	/s/ JAMES H. CLARDY James H. Clardy	Director	July 31, 2003

By:	/s/ STEVE CRADDOCK Steve Craddock	Director	July 31, 2003

By:	/s/ WILLIAM P. TAI William P. Tai	Director	July 31, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Microtune, Inc.

We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to our Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 2 to our Consolidated Financial Statements, the accompanying financial statements for the year ended December 31, 2001 have been restated.

ERNST & YOUNG LLP

Dallas, Texas

July 28, 2003

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2002	2001
		(Restated—Note 2)
Assets
Current assets:
Cash and cash equivalents	$106,278	$173,149
Accounts receivable, net	7,625	10,479
Inventories	11,852	10,150
Other current assets	2,008	3,017

Total current assets	127,763	196,795

Property and equipment, net	17,805	19,269
Intangible assets, net	10,599	64,136
Goodwill, net	—	51,040
Other assets and deferred charges	929	1,113

Total assets	$157,096	$332,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,681	$7,856
Accrued compensation	1,434	2,355
Accrued expenses	15,009	13,098

Total current liabilities	25,124	23,309
Other non-current liabilities	1,283	2,286
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares—49,917 and 52,737 respectively	50	53
Additional paid-in capital	437,787	450,081
Unearned stock compensation	(8,865)	(28,317)
Loans receivable from stockholders	(397)	(35)
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(296,898)	(114,036)

Total stockholders’ equity	130,689	306,758

Total liabilities and stockholders’ equity	$157,096	$332,353

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
	(Restated—Note 2)
Net revenue	$65,806	$55,528	$70,829
Cost of revenue	57,888	40,547	46,369

Gross margin	7,918	14,981	24,460
Operating expenses:
Research and development:
Stock option compensation	10,522	2,199	1,360
Other	36,832	17,551	13,472

	47,354	19,750	14,832
Acquired in-process research and development	—	34,106	12,692
Selling, general and administrative:
Stock option compensation	2,874	1,875	2,838
Other	21,238	15,683	16,443

	24,112	17,558	19,281
Restructuring costs	11,383	3,013	—
Amortization of intangible assets and goodwill	11,178	8,011	8,414
Impairments of intangible assets and goodwill	97,616	—	—

Total operating expenses	191,643	82,438	55,219

Loss from operations	(183,725)	(67,457)	(30,759)
Other income (expense):
Interest income	2,828	3,092	2,727
Foreign currency losses, net	(1,406)	(2,103)	(2,451)
Other	(46)	(933)	723

Loss before provision (benefit) for income taxes	(182,349)	(67,401)	(29,760)
Income tax expense (benefit)	513	(182)	2,034

Net loss	$(182,862)	$(67,219)	$(31,794)

Basic and diluted loss per common share	$(3.50)	$(1.67)	$(1.57)

Weighted-average shares used in computing basic and diluted loss per common share	52,291	40,277	20,229

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series A Through F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Loans Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 1999	7,830	8	7,943	$8	$39,107	$(2,288)	$(207)	$—	$(15,023)	$21,605
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	—	—	694	1	337	—	(35)	—	—	303
Issuance of Series E Preferred Stock and warrants to purchase common stock in the combination with HMTF Acquisition (Bermuda), Ltd.	3,319	3	—	—	62,956	—	(1,012)	—	—	61,947
Issuance of Series F Preferred Stock for cash	800	1	—	—	9,599	—	—	—	—	9,600
Issuance of common stock in initial public offering	(11,949)	(12)	29,910	30	66,752	—	—	—	—	66,770
Unearned stock compensation	—	—	—	—	16,479	(16,479)	—	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	4,198	—	—	—	4,198
Payments on loans receivable from stockholders	—	—	—	—	—	—	466	—	—	466
Net loss	—	—	—	—	—	—	—	—	(31,794)	(31,794)
Unrealized foreign currency loss	—	—	—	—	—	—	—	(988)	—	(988)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(32,782)

Balance at December 31, 2000	—	—	38,547	39	195,230	(14,569)	(788)	(988)	(46,817)	132,107
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	—	—	1,774	2	3,898	—	—	—	—	3,900
Issuance of common stock in connection with acquisition of SPaSE B.V	—	—	210	—	2,144	—	—	—	—	2,144
Issuance of common stock in connection with acquisition of Transilica Inc.	—	—	7,206	7	122,072	—	—	—	—	122,079
Issuance of common stock for cash	—	—	5,000	5	108,915	—	—	—	—	108,920
Unearned stock compensation	—	—	—	—	17,822	(17,822)	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	—	—	4,074	—	—	—	4,074
Payments on loans receivable from stockholders	—	—	—	—	—	—	753	—	—	753
Net loss ( restated—Note 2)	—	—	—	—	—	—	—	—	(67,219)	(67,219)

Balance at December 31, 2001 (restated—Note 2)	—	—	52,737	53	450,081	(28,317)	(35)	(988)	(114,036)	306,758
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	—	—	1,862	2	1,802	—	—	—	—	1,804
Repurchases and cancellation of common stock	—	—	(4,582)	(5)	(7,706)	—	—	—	—	(7,711)
Stock options cancelled	—	—	—	—	(6,055)	6,925	—	—	—	870
Amortization of unearned stock option compensation	—	—	—	—	—	12,527	—	—	—	12,527
Issuance of loans receivable from stockholders	—	—	—	—	—	—	(404)	—	—	(404)
Payments on loans receivable from stockholders	—	—	—	—	—	—	42	—	—	42
Return of escrow shares issued in connection with acquisition of SPaSE B.V	—	—	(100)	—	(335)	—	—	—	—	(335)
Net loss	—	—	—	—	—	—	—	—	(182,862)	(182,862)

Balance at December 31, 2002	—	$—	49,917	$50	$437,787	$(8,865)	$(397)	$(988)	$(296,898)	$130,689

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
	(Restated—Note 2)
Operating activities:
Net loss	$(182,862)	$(67,219)	$(31,794)
Adjustments to reconcile net loss to cash used in operating activities, net of effects of business combinations:
Depreciation	7,114	6,975	5,874
Amortization of intangible assets and goodwill	11,178	8,011	8,414
Impairments of intangible assets and goodwill	97,616	—	—
Acquired in-process research and development	—	34,106	12,692
Non-cash restructuring costs	5,381	920	—
Foreign currency losses, net	1,406	2,103	2,452
Amortization of deferred stock option compensation	13,396	4,074	4,198
Allowance for uncollectible accounts receivable	228	136	933
Write-off of uncollectible loan receivable	—	1,026	—
Deferred income taxes	—	(2,501)	(459)
Changes in operating assets and liabilities:
Accounts receivable, net	2,626	1,695	(5,238)
Inventories	(1,702)	6,268	(7,120)
Other assets	136	(1,555)	1,095
Accounts payable	825	499	2,207
Accrued expenses	1,029	856	3,791
Accrued compensation	(921)	441	(3,040)

Net cash used in operating activities	(44,550)	(4,165)	(5,995)
Investing activities:
Net cash acquired in acquisition of HMTF Acquisition (Bermuda), Ltd	—	—	3,550
Acquisition of SPaSE (Holding), B.V., net of cash acquired	—	(3,040)	—
Net cash acquired in acquisition of Transilica Inc.	—	1,734	—
Purchases of property and equipment	(6,378)	(9,580)	(13,672)
Sale of property and equipment	448	211	267
Loans receivable	(130)	(1,148)	—
Acquisition of intangible assets	(8,465)	(79)	(923)

Net cash used in investing activities	(14,525)	(11,902)	(10,778)
Financing activities:
Proceeds from initial public offering of common stock	—	—	66,770
Proceeds from issuance of Series F Preferred Stock	—	—	9,600
Proceeds from issuance of common stock	1,804	112,820	303
Repurchases of common stock	(7,711)	—	—
Proceeds from loans receivable from stockholders	(362)	753	466
Other, net	(121)	84	—

Net cash provided by (used in) financing activities	(6,390)	113,657	77,139
Effect of foreign currency exchange rate changes on cash	(1,406)	(2,091)	(2,845)

Net increase (decrease) in cash and cash equivalents	(66,871)	95,499	57,521
Cash and cash equivalents at beginning of year	173,149	77,650	20,129

Cash and cash equivalents at end of year	$106,278	$173,149	$77,650

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Summary of Significant Accounting Policies

Description of business

Microtune, Inc. was incorporated on May 28, 1996 and commenced operations on August 21, 1996. We operate in a single industry segment, designing and marketing radio frequency (RF) silicon and subsystem module solutions for the worldwide broadband communications and transportation electronics markets. We also design and market selected Bluetooth™ wireless connectivity products.

Consolidation

Our Consolidated Financial Statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including reserves for inventory, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets and other amounts. We also use estimates, judgments and assumptions to determine the remaining economic lives and carrying values of goodwill, purchased intangibles, property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

Inventories

Our inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Property and Equipment

Our property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets and Goodwill

Our intangible assets, which consist primarily of a customer base, patents, developed technologies, and employment and non-compete agreements, have been recorded as the result of our business or asset acquisitions (Notes 3 and 7) and are being amortized on the straight-line basis over 3 to 7 years.

Goodwill is the result of the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective as of June 20, 2002 and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, the criteria for recognizing acquired intangible assets apart from goodwill has been changed. Intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, at December 31, 2001, our intangible assets relating to an acquired workforce of $701,600, net of the related accumulated amortization of $175,400, were reclassified to goodwill. Our other intangible assets continue to be amortized over their useful lives. See Note 7 for additional information on intangible assets.

Under SFAS 142, acquired goodwill and intangible assets deemed to have indefinite lives related to acquisitions completed after June 30, 2002 are no longer amortized, but are subject to annual impairment tests (see “Impairment of Long-lived Assets” below). For acquisitions completed on or before June 30, 2002, goodwill was amortized on a straight-line basis over an estimated life of five years through December 31, 2001. Effective January 1, 2002, we adopted the provisions of SFAS No. 142 related to the non-amortization of goodwill and certain intangible assets related to acquisitions completed before June 30, 2002. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $4.3 million for the year ended December 31, 2002.

The following table shows our financial results as they would have been if we had adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2000 (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
		(Restated— Note 2)
Net loss:
As reported	$(182,862)	$(67,219)	$(31,794)
Goodwill and workforce amortization	—	5,728	5,657

Pro forma	$(182,862)	$(61,491)	$(26,137)

Basic and diluted loss per common share:
As reported	$(3.50)	$(1.67)	$(1.57)
Goodwill and workforce amortization	—	0.14	0.28

Pro forma	$(3.50)	$(1.53)	$(1.29)

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Impairment of Long-lived Assets

We review long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, recoverability of assets to be held and used was measured by a comparison of the carrying amount of such assets to projected future undiscounted cash flows expected to be generated by such assets or business center. If we determine such assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Upon adoption of SFAS No. 142 on January 1, 2002, we began to evaluate goodwill for impairment on an annual basis or whenever indicators of impairment exist. Our evaluation is based upon a comparison of the estimated fair value of our business to our net book value. As of January 1, 2002, we completed the initial goodwill impairment test required by SFAS No. 142 and determined that no impairment existed at that date.

During the third quarter of 2002, our market capitalization declined to, and has remained at, a level that was significantly less than our net book value. We concluded that the protracted market decline indicated that the fair value of our net assets, including goodwill, was likely less than the carrying value of such assets on October 1, 2002. Because we operate in a single industry segment, all of our goodwill is associated with the entire company (i.e., enterprise goodwill) rather than specific assets or products. As a result of our impairment evaluation performed as of October 1, 2002, we concluded that our goodwill was fully impaired, and we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2002 we no longer have any recorded goodwill.

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. Under the new rule we continue to evaluate the recoverability of these assets by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the assets or business unit. The adoption of this standard did not have an effect on our operating results or our financial position.

Due to quality issues with our initial Bluetooth™ wireless product, increased competition and low demand for Bluetooth™ wireless products generally, we have not been successful in developing a market for our Bluetooth™ wireless products. We recently have refocused our Bluetooth™ wireless product efforts on a few applications where we believe we have unique capabilities or specific expertise. As a result, we re-evaluated the future undiscounted cash flows expected from our existing and in-process Bluetooth™ wireless technologies as of December 31, 2002. Our evaluation indicated that the carrying value of the intangible assets related to our Bluetooth™ wireless products was fully impaired. Accordingly, we recorded a $46.9 million impairment charge in the fourth quarter of 2002 to write-off these assets. As of December 31, 2002, the aggregate value of our remaining intangible assets was $10.6 million.

Revenue Recognition

We recognize revenue when we have received a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

determinable, and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the specific agreement.

Our revenue is recorded based on the facts currently known to us. If we do not meet the criteria above, we do not recognize revenue. For example, if we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Terms of agreements with customers that impact our ability to determine the amount we will ultimately collect include stock rotation rights, rights to return unsold product, price protection, payment terms conditional on sale or use of the product by our customer or other extended payment terms. In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment. Until we receive payment from these customers, we present deferred revenue as a reduction of the related accounts receivable.

Research and Development Costs

Our research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development efforts currently are focused primarily on development of our next generation of RF products.

Shipping and Handling Costs

Shipping and handling costs that we incur related to product shipments to customers are included in selling, general and administrative expenses. Our shipping and handling costs totaled $0.8 million, $0.6 million and $1.1 million in 2002, 2001 and 2000, respectively.

Warranty Costs

We provide a minimum of a one-year warranty on all products and record a related provision for estimated warranty costs at the date of sale. Estimated warranty costs are recorded at the date of sale based on a percentage of revenues derived from our historical warranty costs. Additionally, we record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in German Marks of Microtune KG into U.S. Dollars through June 30, 2000, were included as a component of stockholders’ equity. Foreign currency exchange gains and losses resulting from the remeasurement of accounts not denominated in German Marks of Microtune KG outside of Germany into German Marks were recognized in our results of operations as a component of foreign currency gains and losses.

Effective July 1, 2000, we changed the functional currency of our Subsidiaries to the U.S. Dollar from the German Mark to reflect the manner in which our Subsidiaries are now managed and operated. Subsequent to June 30, 2000, the accounts of our Subsidiaries were re-measured into the U.S. Dollar.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Effective January 1, 2001, we began utilizing the Euro exclusively in place of the German Mark, in conjunction with the adoption of the Euro as the common national currency in Germany. As the exchange rate between the German Mark and the Euro was established at a fixed rate, there was no financial impact from this change.

The impact from the re-measurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency losses, net were $1.4 million, $2.1 million and $2.5 million in 2002, 2001 and 2000, respectively. See Note 1 of our Consolidated Financial Statements.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of preferred stock, stock options, warrants, restricted stock subject to repurchase rights and employee stock purchase plan options.

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	December 31,
	2002	2001	2000
Stock options	5,415	8,106	7,982
Restricted common stock	283	810	213
Employee stock purchase plan	21	11	9

Total anti-dilutive securities excluded	5,719	8,927	8,204

Stock-Based Compensation

At December 31, 2002, we have four stock-based compensation plans covering employees and directors. These plans are described more fully in Note 11. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through December 31, 2002, there have been no significant grants to non-employees.

In 2002, 2001 and 2000, we recorded approximately $12.5 million, $4.1 million, and $4.2 million, respectively, of stock option compensation expenses as a result of granting stock options with exercise prices

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

below the estimated fair value per share of our common stock at the date of grant and as a result of the Transilica acquisition under the provisions of APB No. 25. Stock option compensation expense recorded for 2002 also includes $0.9 million resulting from cancellation of stock options pursuant to the employee option exchange program discussed in Note 11. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of December 31, 2002 and 2001, unearned deferred stock compensation was $8.9 million and $28.3 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was 1.5 years at December 31, 2002.

Although SFAS 123 allows us to continue to follow the present APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123. The pro forma impact of applying SFAS 123 in fiscal 2002, 2001 and 2000 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
		(Restated—Note 2)
Net loss, as reported	$(182,862)	$(67,219)	$(31,794)
Add stock compensation expense recorded under the intrinsic value method	13,396	4,074	4,198
Less pro forma stock compensation expense computed under the fair value method	(7,605)	(8,928)	(4,350)

Pro forma net loss	$(177,071)	$(72,073)	$(31,946)

Basic and diluted pro forma loss per common share	$(3.39)	$(1.79)	$(1.58)

Inputs used for the valuation model are as follows:

	Year Ended December 31,
	2002	2001	2000
Volatility	105.0%	96.5%	75%
Weighted-average expected lives	4.5	4.5	4.8
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.7%	4.2%	6.6%
Fair value of options:
Granted at market price	$5.60	$6.70	$6.19
Granted at prices less than market	$—	$—	$3.73

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Risk Concentrations

Financial instruments that potentially subject Microtune to concentrations of credit risk consists primarily of trade accounts receivable and notes receivable. Products are sold to customers internationally, principally in Asia

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At December 31, 2002, approximately 68% of our net accounts receivable were due from five of our customers. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. During 2002, 2001 and 2000, we wrote off $445,108, $22,139 and $423,401 of uncollectible accounts receivable, respectively. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have generally been adequate to cover our actual credit losses.

From time to time, we invest in convertible notes, preferred stock or common stock of private technology based companies in accordance with our investment policy. In the third quarter of 2001, we wrote-off a $1.0 million investment in a radio frequency focused privately held company due to uncertainties as to whether the investment would be recovered. As of December 31, 2002, we had no other such investments.

We depend on third party foundries to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries and obtain integrated circuit products on a purchase order basis. The inability of a third party foundry to continue manufacturing our integrated circuits could have a material adverse effect on our operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components for module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship modules to customers in a timely manner.

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we will be using TFS for nearly all assembly and calibration functions in the near to intermediate term. See Note 16.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: the level of difficulty experienced in the integration of acquired businesses, dependence on the broadband and automotive markets, dependence on a few significant customers, lengthy sales cycles, dependence on third party manufacturers and subcontractors, dependence on third party distributors in certain markets, technological change and dependence on the successful development of products and marketing of new products, international operations and foreign currency fluctuations, intellectual property rights, potential litigation costs and product liability.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

adoption encouraged. The effect of adoption is dependent on the timing of our related restructuring activities. However, we do not believe that the adoption of SFAS No. 146 will have a significant effect on our operating results or our financial position.

2.    Restatement of Financial Statements for the Year Ended December 31, 2001

In February 2003, our Audit Committee, under the direction of our Board of Directors, retained John M. Fedders, a former Director of the Division of Enforcement of the Securities and Exchange Commission, as independent counsel to inquire into the events related to significant negative adjustments to preliminarily recorded revenue for products shipped in the third and fourth quarters of 2002. The inquiry was subsequently expanded to include all of 2001 and 2002 and concluded in July 2003.

The inquiry concluded that in certain instances we recognized revenue earlier than appropriate under accounting principles generally accepted in the United States (GAAP). On April 29, 2003, based on preliminary findings of the inquiry, our Board determined to restate our previously reported financial statements for 2001 and for our quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. Based on the preliminary findings our Board also determined to revise our financial results that were reported via a press release on February 20, 2003 and a related current report on Form 8-K filed with the SEC.

Our Board’s determinations are based upon summary findings from the inquiry set forth in the numbered paragraphs below.

1.	We shipped product to customers at the end of quarters in excess of orders received at the time of shipment, including shipments of unfinished product. We recognized revenue for these shipments even though we had not received purchase orders for the product shipped.

2.	We granted extended payment terms, including “flexible payment terms,” to customers, including customers who were delinquent in their obligations to us. We recognized revenue despite collections of the related accounts receivable being questionable, and reserves were not established.

3.	We granted “price protection” arrangements to distributors whereby (a) profits were guaranteed and (b) credits were promised if the product was resold for less than what we were to be paid. While “price protection” arrangements are not improper, we recognized revenue when it should not have been under GAAP.

4.	We granted rights of return, or extraordinary stock rotation privileges, to distributors. These included the right to return any product not sold. Despite these rights of return, we recognized revenue at the time of shipment.

In addition, in preparing our restated financial statements, we determined that in some cases we recognized revenue in the wrong quarter because delivery of our products was not in accordance with our customers’ shipping terms and shipment had been made to a third party warehouse rather than to our customer.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Our financial statements as of and for the year ended December 31, 2001 and related financial information have been restated as follows, (in thousands, except per share data):

	Year Ended December 31, 2001
	Reported	Restated
Statement of operations data:
Net revenue	$63,105	$55,528
Cost of revenue	44,584	40,547
Gross margin	18,521	14,981
Loss from operations	(64,429)	(67,457)
Loss before income taxes	(64,373)	(67,401)
Net loss	(64,191)	(67,219)

Basic and diluted loss per common share	$(1.59)	$(1.67)

Balance sheet data:
Accounts receivable, net	$14,580	$10,479
Inventories	9,401	10,150
Total current assets	200,725	196,795
Total assets	337,702	332,353
Total current liabilities	25,310	23,309
Accumulated deficit	(111,008)	(114,036)
Total stockholders’ equity	309,786	306,758

See Note 15 for the impact of the restatements on our quarterly financial information.

3.    Business Acquisitions

On November 28, 2001, we acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately held company based in California, which was subsequently renamed Microtune (San Diego) Inc. Microtune (San Diego) is engaged in research and development of silicon and system-on-chip products for Bluetooth™ wireless applications. The consideration in the acquisition consisted of 7,206,187 shares of our common stock. In addition, we assumed 831,967 Transilica stock options. The merger agreement also provided that approximately 15% of the purchase price of our common stock be placed in escrow for the purpose of securing the indemnification obligations of Transilica under the merger agreement. The escrow shares are to be released periodically, subject to any escrow claims or related disputes, at the end of each of the three years following the closing. To date, no escrow shares have been released. The results of operations of Transilica are included in our results of operations from the date of acquisition.

The components of the aggregate cost of the acquisition were as follows (in thousands,):

Fair market value of 7,206,187 shares of common stock (including 1,206,307 shares placed in escrow)	$130,072
Fair market value of 831,967 Transilica stock options assumed	13,937
Transaction costs	2,130

Total acquisition cost	$146,139

The fair market value of our common stock was based on the closing stock price on the date of acquisition. The fair value of the Transilica stock options assumed was based on the Black-Scholes option valuation model.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The cost of the acquisition of Transilica has been allocated to the assets and liabilities acquired, acquired in-process research and development and deferred stock compensation, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

Working capital	$386
Non-current assets and liabilities, net	2,368
Developed technology	36,200
Patents	19,300
Employment and non-compete agreements	5,010
Goodwill	28,546
Acquired in-process research and development costs charged to expense	32,400
Unearned stock compensation	21,929

Total acquisition cost	$146,139

Unearned stock compensation recorded in connection with the acquisition represents the intrinsic value of Transilica’s unvested stock options and restricted common stock shares for which future service is required subsequent to the date of the acquisition in order for the employee to vest in the stock options and restricted common stock shares. The amount allocated to unearned compensation has been deducted from the estimated fair value of the unvested stock options and restricted common stock shares for purposes of the allocation of purchase price to assets acquired. The unearned stock compensation will be amortized to expense over the remaining vesting period of the unvested stock options and restricted common stock shares of one to four years.

The following unaudited pro forma information presents our results of operations as if the combination with Transilica had occurred as of January 1, 2000. The pro forma information has been prepared by combining the results of operations of Microtune and Transilica, with adjustments to eliminate the 2001 charge for acquired in-process research and development costs, to eliminate Transilica’s historical stock compensation expense, and to record additional stock compensation and amortization expense resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data).

	Year Ended December 31,
	2001	2000
	(Restated—Note 2)
	(unaudited)
Revenue	$55,696	$70,969

Loss from operations	$(74,568)	$(60,584)

Net loss	$(74,255)	$(61,615)

Basic and diluted loss per common share	$(1.58)	$(2.31)

On October 16, 2001, we acquired the personnel, technology, and assets of privately held Semiconductor Products and Systems Engineering, B.V. (SPaSE), located in the Netherlands, which was subsequently renamed the Microtune Holland Design Center (MHDC). MHDC specializes in the design of digital signal processing VLSI chips and associated software, currently targeted at the digital television equipment market. MHDC’s products provide decoding and decompression of video and audio that are embedded within radio-frequency

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

transmitted signals. The original consideration in the combination consisted of $3,000,000 of cash and 210,000 shares of our common stock. In December 2002, 100,000 of these shares were returned to us in connection with settlement of the escrow. The results of operations of MHDC are included in our results of operations from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands,):

Cash paid to shareholders	$3,000
Fair market value of 210,000 shares of common stock (placed in escrow)	2,144
Transaction costs	319

Total acquisition cost	$5,463

The fair market value of our common stock was based on the closing price as of October 1, 2001, when the terms of the acquisition were agreed to by the parties to the transaction. In December 2002, 100,000 shares of our common stock placed in escrow were returned to us in connection with settlement of the escrow. These shares were recorded at fair market value at the date of the settlement.

The cost of the acquisition of MHDC has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

Working capital (deficit)	$(335)
Noncurrent assets and liabilities, net	(668)
Developed technology	567
Goodwill	4,391
Acquired in-process research and development costs charged to expense	1,706
Deferred income taxes	(198)

Total acquisition cost	$5,463

On January 10, 2000, we combined with HMTF Acquisition (Bermuda), Ltd. (HMTF Acquisition), the ultimate parent company of Temic Telefunken Hochfrequenztechnik GmbH (Temic), in a transaction accounted for as a purchase business combination. HMTF Acquisition acquired Temic on December 22, 1999. Temic is now called Microtune KG. The consideration in the combination consisted of 3,318,513 shares of Series E Preferred Stock and warrants to purchase up to 2,212,342 shares of common stock at an exercise price of $0.001 per share. Our results of operations include the HMTF Acquisition from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands,):

Fair market value of 3,318,513 shares of Series E Preferred Stock	$55,548
Fair market value of warrants to purchase 2,212,342 shares of the Company’s common stock	7,411
Transaction costs	185

Total acquisition cost	$63,144

The fair market values of the Series E Preferred Stock and the warrants were based on the estimated fair market value of our common stock at the date of the combination and the cash purchase price paid by HMTF Acquisition for Microtune KG on December 22, 1999 of $60.0 million.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The cost of the acquisition of Microtune KG has been allocated to the assets and liabilities acquired and to acquired in-process research and development, with the remainder recorded as excess cost over net assets acquired, based on estimates of fair values as follows (in thousands):

Working capital	$11,206
Property and equipment	6,118
Intangible assets	8,037
Goodwill	28,276
Acquired in-process research and development costs charged to expense	12,692
Deferred income taxes	(1,914)
Other assets and liabilities, net	(2,283)
Loans receivable from stockholders	1,012

Total acquisition cost	$63,144

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

Amounts allocated to acquired in-process research and development were expensed at the date of acquisition because the purchased research and development had no alternative future uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believes to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and revenue shortfalls in the event that we are unable to successfully complete and commercialize the projects.

The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products of each acquisition for the amount of years as shown in the table below, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rates utilized to discount the net cash flows to present value as shown in the table below were based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects for each acquisition. Projected net cash flows from such products of each acquisition were based on estimates of revenues and operating profit (loss) related to such products.

As of December 31, 2002, all of the in-process research and development projects acquired in the HMTF acquisition have been completed. Due to increased competition in the market for Bluetooth™ wireless products, we have not been successful in developing a market for our initial Bluetooth™ wireless products. We have recently refocused our Bluetooth™ wireless product efforts on a few applications where we believe we have

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

unique capabilities or specific expertise. As a result, we have discontinued the development of the in-process research and development projects that were acquired in the acquisitions of Transilica and MHDC.

4.    Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2002	2001
		(Restated—Note 2)
Gross accounts receivable	$10,587	$13,700
Allowance for doubtful accounts	(375)	(592)
Deferred revenue	(2,587)	(2,629)

Accounts receivable, net	$7,625	$10,479

5.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2002	2001
		(Restated—Note 2)
Finished goods	$3,736	$2,403
Work-in-process	4,279	1,550
Raw materials	3,837	6,197

Total inventory	$11,852	$10,150

As a result of the re-evaluation of our Bluetooth™ wireless products discussed in Note 1, we recorded a charge to cost of sales of approximately $12.8 million representing our estimate of excess Bluetooth™ wireless inventories and non-cancelable purchase obligations for wireless inventories at December 31, 2002. At December 31, 2002, the carrying value of wireless product inventories totalled $0.7 million. If future demand for these products is less than our current expectations, additional write-offs may be required.

During the fourth quarter of 2002, we also recognized a $1.2 million charge to write-off material inventory that was identified as excess in connection with our sale of assets related to our Manila operations. See Note 16.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

6.    Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,		Useful Life in Years
	2002	2001
Leasehold improvements	$1,225	$1,519	5 - 19
Manufacturing equipment	13,819	14,609	3
Other equipment	8,028	7,936	3
Furniture and fixtures	944	885	3
Computer software	6,888	4,863	3 -7

Total property and equipment.	30,904	29,812
Less accumulated depreciation	13,099	10,543

Net property and equipment	$17,805	$19,269

On March 27, 2003, we sold equipment related to our Manila operations that had a net book value of approximately $2.8 million to Three-Five Systems (TFS). See Note 16.

7.    Intangible Assets and Goodwill

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	December 31,
		2002		2001
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Developed technology	1.8	$567	224	$36,767	$463
Patents	2.3	11,046	2,430	21,891	1,424
Employment agreements (Note 13)	—	—	—	5,010	104
Other	2	4,308	2,668	4,309	1,850

Total		$15,921	$5,322	$67,977	$3,841

On October 1, 2002, we entered into an agreement to purchase certain patents from Silicon Wave, Inc. for approximately $7.9 million in cash and certain contingent consideration. As a result of the re-evaluation of our Bluetooth™ wireless products, we recorded an impairment charge of $46.9 million to write-off certain intangible assets as of December 31, 2002. See Note 1 for additional information on this impairment charge.

The following table sets forth the estimated future amortization of intangible assets (in thousands):

Year Ending December 31,
2003	$4,322
2004	4,208
2005	2,069

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2000	$22,706
Goodwill acquired	33,272
Goodwill adjustments	702
Amortization	(5,640)

Balance at December 31, 2001	51,040
Goodwill adjustments	(335)
Goodwill impairment (Note 1)	(50,705)

Balance at December 31, 2002	$—

Upon adoption of SFAS No. 141, Business Combinations, we reclassified $0.7 million into goodwill related to an acquired workforce as of December 31, 2001. In 2002, goodwill decreased by $0.3 million related to foreign exchange translation.

As a result of our evaluation of the carrying value of our goodwill as of October 1, 2002, we concluded that our goodwill was fully impaired and recorded a $50.7 million impairment charge in the fourth quarter of 2002. See Note 1 for additional information on this impairment charge.

8.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Accrued warranty obligation	$407	$743
Accrued income taxes	3,084	3,689
Accrued restructuring costs (Note 13)	4,936	825
Accrued non-cancelable inventory purchase obligations	1,671	—
Deferred revenue	—	1,494
Other	4,911	6,347

Total accrued expenses	$15,009	$13,098

At December 31, 2002, we accrued $1.7 million for non-cancelable purchase obligations for wireless inventories which were determined to be excess as a result of the re-evaluation of our Bluetooth™ wireless products discussed in Note 1.

9.    Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as its headquarters, as well as for certain administrative, sales and marketing and research and development activities. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We lease our facilities in San Diego, California, which are primarily for research and development activities, under an operating lease that

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

expires in 2003. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$3,998
2004	2,771
2005	772
2006	396
2007	375
Thereafter	5,160

$13,472

As of December 31, 2002, future minimum payments required under the operating lease for the facility in Germany include $3.1 million guaranteed by Microtune KG relating to obligations issued to finance the land and building.

Rent expense for the years ended December 31, 2002, 2001 and 2000, was $3.7 million, $2.3 million and $1.9 million, respectively.

Purchase Commitments

We have committed with a supplier to purchase a minimum of $2.0 million of silicon wafers during 2003 in return for volume pricing. In addition, under the terms of our agreement with TFS, we may become obligated to purchase raw materials inventory during 2003. Our maximum obligation to purchase raw materials inventory under this agreement is approximately $5.4 million. However, we are unable at this time to estimate the amount of inventory which will be repurchased, if any, under the agreement.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any litigation is uncertain. Any outcome whether favorable or unfavorable, may materially and adversely affect Microtune due to legal costs and expenses, diversion of management resources and other factors. Except as described below, we are not currently a party to any material litigation.

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip infringes on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s patent and that the infringement was willful. On April 17, 2003 a preliminary injunction was issued that prohibits Broadcom from making, using, marketing,

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

selling or distributing in the U.S. any technology found by the jury to infringe our patent. A hearing to determine damages and permanent injunction issues is pending. Broadcom has announced that it intends to appeal the verdict.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleged that various Microtune products infringe Broadcom’s U.S. Patent No. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss.

On January 24, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents are also the subject of the March 3, 2003 action described below. The complaint seeks monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes any of the listed patents. No scheduling order has been entered in this case. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC has appointed Administrative Law Judge Sidney Harris to schedule and hold an evidentiary hearing and make an initial determination. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 chip does not infringe our U.S. Patent No. 5,737,035. While we intend to vigorously oppose this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

Anti-Trust Litigation

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities, including bundling its tuner together with its demodulator chips, in attempts to exclude Microtune and other competitors from a substantial share of the cable modem market. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Securities Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our former Chairman and Chief Executive Officer, Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration, and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Microtune defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims Microtune may have against the underwriters. The Microtune defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of an unspecified percentage of issuers by July 31, 2003. The settlement will also require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our present Chief Financial Officer and General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between April 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating the Microtune’s stock price. At this time, the alleged misrepresentations and omissions include

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to disclose that a material portion of its revenue had not been paid for or had not been paid in cash; Microtune lacked adequate internal controls and was therefore unable to ascertain its own true financial condition; Microtune’s margins were being squeezed by a dramatic decline in the price of low- technology products; Microtune’s product advantages were grossly overstated as Microtune was experiencing shortfalls due to the successes of Broadcom and Conexant; Microtune’s customers agreed to take product only after receiving generous credits and/or were unable to pay for product; and the value of Microtune’s acquisition of Transilica was overstated by more than $50 million; the financial statements in Microtune’s SEC Form 10-Q submissions did not present, in all material respects, Microtune’s true financial condition, and did not reflect all adjustments that were necessary for a fair statement of the periods presented; Microtune’s SEC Form 10-Q submissions were not presented in conformity with GAAP or principles of fair reporting; Microtune was shipping non-compliant product to customers to make its quarterly earnings and assuring the customers that it would replace non-compliant product in the future; and Microtune offered customers extended payment terms in exchange for accepting product the customers did not need or want. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The defendants have not yet filed a responsive pleading in any of the lawsuits. The actions have been consolidated into one case and lead plaintiffs have been appointed. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

10.    Income Taxes

The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
		(Restated—Note 2)
Benefit computed at the U.S. federal statutory rate	$(61,999)	$(22,916)	$(10,118)
Benefit of losses not recognized	39,816	6,472	4,660
Non-deductible stock option compensation	4,555	1,385	1,427
Acquired in-process research and development costs for which no tax benefit was recognized	—	11,596	4,315
Non-deductible goodwill amortization and impairment	17,240	1,918	1,604
Effect of foreign income taxes	679	1,113	283
Other, net	222	250	(137)

Income tax provision (benefit)	$513	$(182)	$2,034

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Foreign income taxes:
Current	$338	$2,171	$2,380
Deferred	—	(2,501)	(459)
State income taxes	175	148	113

Total	$513	$(182)	$2,034

The income (loss) of foreign operations before income taxes for fiscal 2002, 2001 and 2000 were $(20.4) million, $13.7 million and $7.1 million, respectively. Our Philippine subsidiary is operating under a tax holiday that expires in 2005. We received no tax benefit from this tax holiday in 2002.

Income taxes paid in fiscal 2002, 2001 and 2000 were $0.3 million, $0.2 million and $0.6 million, respectively.

The significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2002	2001
		(Restated —Note 2)
Deferred tax liabilities:
Intangible assets	$—	$20,282
Other	—	254

Total deferred tax liabilities	—	20,536

Deferred tax assets:
Inventories	2,521	85
Accounts receivable	1,972	160
Property and equipment	988	566
Intangible assets	4,583	—
Accrued expenses	1,757	932
Net operating loss carryforwards	43,329	28,561
Research and development credits	2,996	1,434
Other	194	187

Total deferred tax assets	58,340	31,925
Valuation allowance	(58,340)	(11,389)

Total deferred tax assets, net	$—	$—

We have established a valuation allowance to fully reserve our deferred tax assets at December 31, 2002 and 2001 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carryforward of approximately $121.1 million, including operating loss carryforwards of Transilica discussed below, and an unused research and development credit carryforward of approximately $3.0 million, that begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

As a result of our acquisition of Transilica in November 2001, we acquired net operating loss carryforwards, previously incurred by Transilica, aggregating approximately $26.6 million that will begin to expire in 2014.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

These net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code, but such limitations are not expected to have a significant impact on our ability to utilize the net operating loss carryforwards.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

11.    Stockholders’ Equity

Convertible Preferred Stock

On August 4, 2000, upon the completion of our initial public offering, all outstanding convertible preferred stock converted into an aggregate of 23.1 million shares of common stock. In addition to conversion rights, the preferred stock had voting rights equal to common stock, and certain liquidation preferences and dividend rights equivalent to the common shareholders. Activity related to preferred stock, including shares issued, proceeds from the sale of shares and the effect of the conversion into common stock is presented in the accompanying Consolidated Statements of Stockholders’ Equity. At December 31, 2002 none of our 25,000,000 authorized shares of preferred stock were outstanding.

Common Stock

On August 4, 2000, we completed our initial public offering. We issued 4.6 million shares of our common stock resulting in net proceeds of approximately $66.8 million. Upon the completion of the initial public offering, all outstanding convertible preferred stock converted into an aggregate of 23.1 million shares of common stock and all outstanding warrants were automatically exercised for 2.2 million shares of common stock.

On December 18, 2001, we issued 5.0 million shares of our common stock, resulting in net cash proceeds of approximately $108.9 million.

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when someone acquires 15 percent or more of our common stock or announces a tender offer which could result in such person owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if someone acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquiror to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquiror at a 50 percent discount. Rights held by the acquiror will become null and void in both cases. The rights expire in March 3, 2012. On December 31, 2002, 49,917,351 rights were outstanding.

On July 19, 2002, our Board authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

up to approximately 5.3 million of our outstanding shares. Since the beginning of the program through December 31, 2002 we have purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million pursuant to this program. All repurchased shares were cancelled as of December 31, 2002. In February 2003, our Board suspended the stock repurchase program.

At December 31, 2002, 270,462 shares of common stock were issued and outstanding and still subject to the stock purchase and restriction agreements that restrict the transfer of ownership of such stock. Pursuant to the stock purchase and restriction agreements, ownership vests based on employment over periods which range from four to five years from the date of grant. Upon termination of employment of a holder of restricted shares, we have the right but not the obligation to purchase any unvested shares, at the stockholder’s original cost. At December 31, 2002, the aggregate original cost of shares that are subject to the repurchase right was $14,246.

At December 31, 2002 and 2001, we had loans receivable from U.S. employees totaling $397,783 and $35,000, respectively, which were issued related to the exercise of stock options. The loans receivable are secured by shares of common stock and certain assets owned by the employees, bear interest at 4.75% per annum and are due in 2004.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors establishes the terms of each option granted under the 1996 Plan. At December 31, 2002, we had reserved 2,617,817 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Plan.

On August 4, 2000, we adopted the 2000 Stock Plan. The 2000 Plan provides for incentive stock options and nonqualified stock options to be granted to key employees and consultants. Our Board of Directors establishes the terms of each option granted under the 2000 Stock Plan. At December 31, 2002, we had reserved 9,065,831 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Stock Plan.

On August 4, 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. At December 31, 2002, we had reserved 150,000 shares of common stock for issuance upon exercise of options granted pursuant to the Director’s Plan.

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. At December 31, 2002, we had reserved 327,161 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

During October 2002, we established a program whereby each employee with outstanding stock options was given the opportunity to cancel some or all of their option grants in exchange for a promise by us to grant a new stock option in six months and two days from the date of the employee’s election to cancel options. The new grants were for the same or lesser number of options cancelled and have an exercise price equal to the market at

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

the date of the new grant. Any new grants under this program will be 6/54 vested on the date of the grant and will vest 1/54 each month thereafter. The program ended on October 31, 2002 and 1,884,413 shares were cancelled, resulting in a charge to stock compensation expense of $0.9 million. In April and May of 2003, 1,494,037 new options were granted to employees with fair market value exercise prices ranging from $1.76 to $2.54 per share pursuant to the program. No additional stock compensation expense resulted from the new grants.

A summary of our stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	2,945,066	$0.42
Granted	5,771,150	2.84
Exercised	(680,215)	0.35
Canceled	(54,200)	1.27

Balance at December 31, 2000	7,981,801	2.17
Granted	2,435,950	9.29
Assumed in Transilica acquisition	831,967	4.52
Exercised	(1,708,793)	1.77
Canceled	(1,435,144)	2.98

Balance at December 31, 2001	8,105,781	4.49
Granted	2,120,607	7.39
Exercised	(1,577,656)	0.98
Canceled	(3,233,744)	8.74

Balance at December 31, 2002	5,414,988	$4.05

The following presents certain information about outstanding stock options at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.13 - $ 0.88	2,437,335	6.7	$0.75	745,599	$0.61
$ 1.25 - $ 4.98	1,469,207	8.7	3.20	436,211	2.40
$ 7.75 - $11.41	1,113,768	8.3	9.21	453,768	9.10
$11.77 - $38.00	394,678	8.3	13.01	71,817	14.85

$ 0.13 - $38.00	5,414,988	7.7	$4.05	1,707,395	$3.92

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of common stock were initially reserved for issuance under the plan, and in October 2002 an additional 400,000 shares were approved to be reserved for issuance. The plan allows eligible employees to purchase our common stock at 85% of the lower of the fair market value of the common stock at the beginning or end of each successive six-month offering period. Generally, employees are eligible to

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

participate if they are employed by us or any of our participating subsidiaries for at least 20 hours per week and more than five months in any calendar year. Participants may purchase common stock through deductions of up to 15% of the participant’s compensation. The maximum number of shares a participant may purchase during a single offering period is 5,000 shares. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. For the years ended December 31, 2002 and 2001, 284,571 and 65,596 shares were issued under the purchase plan, respectively. At December 31, 2002, there were 449,833 shares available for issuance under this plan.

12.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations. Under our 401(k) plan we may elect to make voluntary contributions. We made no contributions for the years ended December 31, 2002, 2001 and 2000.

Microtune KG and its subsidiaries sponsor defined benefit retirement plans for its employees. Retirement benefit expense for fiscal 2002 or 2001 was not significant.

13.    Restructuring Costs

Beginning in the third quarter of 2002, we initiated a restructuring of our operations in light of the continued economic downturn. The measures, which included reducing our workforce, consolidating our facilities and changing the strategic focus of a number of our sites, were largely intended to strengthen our ability to focus on core strategic competencies and reduce our worldwide operating costs. The employee severance and benefit costs included in these restructuring charges incurred in 2002 relate to the elimination of approximately 105 full-time positions worldwide. The charge also included a $3.9 million write-off of intangible assets consisting of the unamortized cost of employment agreements acquired in the Transilica acquisition. Property and equipment subject to restructuring were primarily located outside of the United States. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned equipment the impairment loss recognized was based on the fair value less costs to sell. Facility closure costs principally represent the estimated costs to close three overseas facilities. Other exit costs include the write-off of a $1.0 million interest in a company focused on Bluetooth™ wireless connectivity technology, which could not be recovered once we decided not to pursue development of this technology.

In the fourth quarter of 2001, we recorded a $3.0 million charge related to restructuring actions, primarily related to the consolidation of our manufacturing operations in the Philippines from two factories into one. The employee severance and benefit costs related to the elimination of 477 full-time positions had been paid out by December 31, 2001.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The following table summarizes the restructuring accrual activity (in thousands):

	Severance and benefits	Employment agreements written off	Impairment of property and equipment, and other assets	Lease obligations and facility closure costs	Other exit costs	Total
Balance at December 31, 2000	$—	$—	$—	$—	$—	$—
Provision	770	—	920	425	898	3,013
Non-cash charges	—	—	(920)	—	—	(920)
Cash payments	(715)	—	—	(75)	(478)	(1,268)

Balance at December 31, 2001	55	—	—	350	420	825
Provision	2,246	3,911	280	2,554	2,392	11,383
Non-cash charges	—	(3,911)	(280)	—	(1,190)	(5,381)
Cash payments	(635)	—	—	(739)	(517)	(1,891)

Balance at December 31, 2002	$1,666	$—	$—	$2,165	$1,105	$4,936

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 8. All remaining cash payments related to these restructurings are expected to be made in 2003.

In connection with the sale of our assets related to our Manila operations to TFS, the sale of MHDC, and the refocusing of our Bluetooth™ wireless product efforts, additional restructuring actions were taken in 2003. See Note 16.

14.    Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. We also have a design center in Germany. Net income (loss) from foreign operations totaled $(20.4) million, $13.5 million and $5.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues by geographical area are summarized below (in thousands):

	Year Ended December 31,
	2002	2001	2000
		(Restated—Note 2)
North America	$15,779	$25,279	$35,567
Europe	16,432	14,908	12,032
Asia Pacific	33,589	15,011	21,507
Other	6	330	1,723

Total	$65,806	$55,528	$70,829

During 2002, 2001 and 2000, we derived revenues exceeding 10% of total revenues from shipments to customer locations in the United States, Germany and Taiwan. However, the customers who comprised the majority of the revenues in these countries are large corporations with worldwide operations.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The locations of property and equipment are summarized below (in thousands):

	December 31,
	2002	2001
North America	$8,770	$7,131
Europe	1,937	3,069
Asia Pacific	154	859
Philippines	6,944	8,210

Total	$17,805	$19,269

Sales to Daimler Chrysler accounted for approximately 18%, 25% and 19% of our consolidated net revenue for fiscal 2002, 2001 and 2000, respectfully. The loss of Daimler Chrysler as a customer could have a material adverse impact on our future results of operation. Sales to our ten largest customers and to their respective manufacturing subcontractors, accounted for approximately 76%, 65% and 59% of our total revenue for fiscal 2002, 2001 and 2000, respectively.

15.    Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2002 and 2001, (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2002	Dec. 31	September 30		June 30		March 31
		Reported	Restated	Reported	Restated	Reported	Restated
Net revenue	$11,965	$24,003	$13,543	$23,179	$22,034	18,243	$18,264
Cost of revenue	24,297	15,098	8,311	14,801	14,091	11,450	11,189
Gross margin	(12,332)	8,905	5,232	8,378	7,943	6,793	7,075
Loss from operations	(135,387)	(17,159)	(20,832)	(13,436)	(14,171)	(13,401)	(13,335)
Loss before income taxes	(134,535)	(17,478)	(21,151)	(12,948)	(13,683)	(13,046)	(12,980)
Net loss	(134,264)	(17,864)	(21,537)	(13,275)	(14,010)	(13,117)	(13,051)
Basic and diluted loss per common share	(2.66)	(0.33)	(0.40)	(0.25)	(0.26)	(0.25)	(0.25)

	For the Quarter Ended
Year Ended December 31, 2001	December 31		September 30		June 30	March 31
	Reported	Restated	Reported	Restated
Net revenue	$15,976	$11,266	$15,015	$12,148	$14,455	$17,659
Cost of revenue	10,413	8,082	9,981	8,276	10,101	14,088
Gross margin	5,563	3,184	5,034	3,872	4,354	3,571
Loss from operations	(46,352)	(48,219)	(5,031)	(6,193)	(6,037)	(7,008)
Loss before income taxes	(46,706)	(48,573)	(5,389)	(6,551)	(6,426)	(5,851)
Net loss	(47,003)	(48,869)	(5,403)	(6,565)	(6,241)	(5,544)
Basic and diluted loss per common share	(1.09)	(1.13)	(0.14)	(0.17)	(0.16)	(0.14)

As discussed in Note 1, we recorded an impairment charge in the fourth quarter of 2002 of approximately $50.7 million to write-off recorded goodwill. In addition, as a result of the re-evaluation of our wireless products

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

discussed in Notes 1, 5 and 8, we recorded an impairment charge of approximately $46.9 million in the fourth quarter of 2002 to write-off all intangible assets related to our Bluetooth™ wireless products and a charge to cost of sales of approximately $12.8 million, representing our estimate of excess Bluetooth™ wireless product inventories and non-cancelable purchase obligations for wireless product inventories, at December 31, 2002. As discussed in Note 13, we recorded restructuring charges of $4.5 million and $6.9 million in the third and fourth quarters of 2002, respectively.

As discussed in Note 2, in the fourth quarter 2001, the Company acquired two companies, which increased operating expenses primarily related to research and development expenses, acquired in-process research and development and amortization of goodwill and intangible assets. In the fourth quarter of 2001, the Company also recorded a restructuring charge of $3.0 million, primarily due to the consolidation of its manufacturing operations in the Philippines into a single factory.

As discussed in Note 2, as a result of the Audit Committee inquiry, our Board of Directors made determinations on April 29, 2003, to restate our audited Consolidated Financial Statements for the year ended December 31, 2001 and our unaudited results reported for the quarters ended September 30 and December 31, 2001 and March 31, June 30 and September 30, 2002.

16.    Other Subsequent Events

On March 27, 2003, we signed a manufacturing agreement with Three-Five Systems (TFS), a worldwide supplier of engineering and manufacturing services, whereby TFS will manufacture, assemble and test our RF tuner modules and wireless module products in TFS’ existing manufacturing facility in Manila, Philippines. As part of the agreement, which we sold most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million, consisting of $1.7 million in cash, an escrow payment of $3.5 million and a note receivable of $2.7 million which is due in three installments. We received the escrow amount in the second quarter of 2003. We also contracted with TFS to provide nearly all of our current demand for fully-assembled RF subsystems. As a result of the sale of assets to TFS, we reduced our payroll by approximately 1,000 employees. We charged restructuring costs $1.4 million in the first quarter of 2003 as a result of this sale, including employee severance and benefits settlement of our lease obligations, and the loss on the disposal of the assets.

On April 23, 2003, we sold MHDC to the Micronas Group (Micronas). As a result of this sale, we reduced our payroll by approximately 23 persons. No significant gain or loss is expected to result from this transaction.

On June 27, 2003, Douglas J. Bartek resigned from his positions as Chairman of the Board, CEO and President. Mr. Bartek and the Board reached an agreement as to his severance terms. Under this agreement, Mr. Bartek’s outstanding options became vested as of the date of the agreement. As a result we will incur stock compensation expense of approximately $0.9 million in the second quarter of 2003. In addition, Mr. Bartek was paid approximately $0.5 million for compensation, vacation time, benefits and miscellaneous expenses. Mr. Bartek has agreed not to compete with Microtune and not to solicit Microtune customers or employees for a period of two and a half years from the date of the termination.