Form 10-Q
period 2003-03-31
MICROTUNE INC
filed 2003-07-31
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-31029-40

MICROTUNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2883117
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2201 10th Street

Plano, Texas 75074

(Address of principal executive office and zip code)

(972) 673-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  YES  ☐  NO  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2003, approximately 50,332,277 shares of the Registrant’s Common Stock, $0.001 par value per share were outstanding.

Microtune, Inc.

FORM 10-Q

March 31, 2003

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on this Form 10-Q, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our planned improvements to our internal and disclosure controls, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

PART I.

Financial Information

Item 1. Financial Statements

Microtune, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$96,727	$106,278
Accounts receivable, net	6,920	7,625
Inventories	6,986	11,852
Other current assets	8,178	2,008

Total current assets	118,811	127,763
Property and equipment, net	12,814	17,805
Intangible assets, net	9,636	10,599
Other assets and deferred charges	928	929

Total assets	$142,189	$157,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,611	$8,681
Accrued compensation	1,547	1,434
Accrued expenses	12,752	15,009

Total current liabilities	22,910	25,124
Other non-current liabilities	1,575	1,283
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized – 25,000 shares Issued and outstanding shares – none	—	—
Common stock, $0.001 par value
Authorized – 150,000 shares Issued and outstanding shares – 49,961 and 49,917 respectively	50	50
Additional paid-in capital	436,606	437,787
Unearned stock compensation	(5,953)	(8,865)
Loans receivable from stockholders	(397)	(397)
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(311,614)	(296,898)

Total stockholders’ equity	117,704	130,689

Total liabilities and stockholders’ equity	$142,189	$157,096

See accompanying notes.

Microtune, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
		(Restated – Note 2)
Net revenue	$12,622	$18,264
Cost of revenue	10,401	11,189

Gross margin	2,221	7,075
Operating expenses:
Research and development:
Stock option compensation	1,205	2,577
Other	6,565	9,077

	7,770	11,654
Selling, general and administrative:
Stock option compensation	413	758
Other	6,447	5,260

	6,860	6,018
Restructuring costs	1,403	54
Amortization of intangible assets	1,081	2,684

Total operating expenses	17,114	20,410

Loss from operations	(14,893)	(13,335)
Other income (expense):
Interest income	412	821
Foreign currency losses, net	(150)	(348)
Other	78	(118)

Loss before provision for income taxes	(14,553)	(12,980)
Income tax expense	163	71

Net loss	$(14,716)	$(13,051)

Basic and diluted loss per common share	$(0.30)	$(0.25)

Weighted-average shares used in computing basic and diluted loss per common share	49,773	52,389

See accompanying notes.

Microtune, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	March 31,
	2003	2002
		(Restated– Note 2)
Operating activities:
Net loss	$(14,716)	$(13,051)
Adjustments to reconcile net loss to cash used in operating activities,
Depreciation	2,169	1,691
Amortization of intangible assets	1,081	2,684
Non-cash restructuring costs	111	—
Foreign currency losses, net	388	348
Amortization of deferred stock option compensation	1,618	3,335
Allowance for uncollectible accounts receivable	—	90
Changes in operating assets and liabilities:
Accounts receivable, net	1,055	620
Inventories	(616)	(172)
Other assets	184	1,713
Accounts payable	(70)	(1,669)
Accrued expenses	(1,965)	(2,932)
Accrued compensation	113	104

Net cash used in operating activities	(10,648)	(7,239)
Investing activities:
Purchases of property and equipment	(227)	(1,244)
Sale of property and equipment	199	429
Proceeds from sale of Philippine manufacturing assets	1,648	—
Loans receivable	(130)	(122)
Acquisition of intangible assets	(118)	(150)

Net cash provided by (used in) investing activities	1,372	(1,087)
Financing activities:
Proceeds from issuance of common stock	113	93
Loans receivable from stockholders	—	(261)
Other, net	—	(61)

Net cash provided by (used in) financing activities	113	(229)
Effect of foreign currency exchange rate changes on cash	(388)	(348)

Net decrease in cash and cash equivalents	(9,551)	(8,903)
Cash and cash equivalents at beginning of period	106,278	173,149

Cash and cash equivalents at end of period	$96,727	$164,246

See accompanying notes.

Microtune, Inc.

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

1. Summary of Significant Accounting Policies

Description of business

Microtune, Inc. was incorporated on May 28, 1996 and commenced operations on August 21, 1996. We operate in a single industry segment, designing and marketing radio frequency (RF) silicon and subsystem module solutions for the worldwide broadband communications and transportation electronics markets. We also design and market selected Bluetooth™wireless connectivity products.

General

The accompanying unaudited financial statements as of and for the three months ended March 31, 2003 and 2002 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2003 have been made. Results of operations for the three months ended March 31, 2003, are not necessarily indictive of results of operations to be expected for the entire year or any other period.

Consolidation

Our Consolidated Financial Statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including reserves for inventory, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets and other amounts. We also use estimates, judgments and assumptions to determine the remaining economic lives and carrying values of purchased intangibles, property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

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

Intangible Assets

Our intangible assets, which consist primarily of a customer base, patents, developed technologies, and employment and non-compete agreements, have been recorded as the result of our business or asset acquisitions and are being amortized on the straight-line basis over 3 to 7 years.

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of the carrying amount of an asset to projected undiscounted cash flows expected to be generated by the assets or business center. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet the criteria above, we do not recognize revenue. For example, if we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Terms of agreements with customers that impact our ability to determine the amount we will ultimately collect include stock rotation rights, rights to return unsold product, price protection, payment terms conditional on sale or use of the product by our customer or other extended payment terms. In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment. Until we receive payment from our customer, we present deferred revenue as a reduction of the related accounts receivable.

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

Foreign Currency Gains and Losses

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	March 31,
	2003	2002
Stock options	5,085	8,347
Restricted common stock	77	665
Employee stock purchase plan	146	20

Total anti-dilutive securities excluded	5,308	9,032

Stock-Based Compensation

At March 31, 2003, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through March 31, 2003, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant and as a result of the Transilica acquisition under the provisions of APB No. 25. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of March 31, 2003 and December 31, 2002, unearned deferred stock compensation was $6.0 million and $8.9 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was 1.6 years at March 31, 2003.

Although SFAS 123 allows us to continue to follow the present APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123. The pro forma impact of applying SFAS 123 will not necessarily be representative of the pro forma impact in future periods. Our pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
		(Restated – Note 2)
Net loss, as reported	$(14,716)	$(13,051)
Add stock compensation expense recorded under the intrinsic value method	1,618	3,335
Less pro forma stock compensation expense computed under the fair value method	(2,422)	(3,420)

Pro forma net loss	$(15,520)	$(13,136)

Basic and diluted pro forma loss per common share	$(0.31)	$(0.25)

Risk Concentrations

Financial instruments that potentially subject Microtune to concentrations of credit risk consists primarily of trade accounts receivable and notes receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At March 31, 2003, approximately 78% of our net accounts receivable were due from five of our customers. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have generally been adequate to cover our actual credit losses.

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

Risk and Uncertainties

        Our future results of operations and financial condition will be impacted by the following factors, among others: the level of difficulty experienced in the integration of acquired businesses, dependence on the broadband and automotive markets, dependence on a few significant customers, lengthy sales cycle, dependence on third party manufacturers and subcontractors, dependence on third party distributors in certain markets, technological change and dependence on the successful development of products and marketing of new products, international operations and foreign currency fluctuations, intellectual property rights, potential litigation costs and product liability.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Some of the disclosure requirements apply to all financial statements issued after March 31, 2003, regardless of when the variable interest entity was established. We do not currently have any variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

2. Restatement of Financial Statements

In February 2003, our Audit Committee, under the direction of our Board of Directors, retained John M. Fedders, a former Director of the Division of Enforcement of the Securities and Exchange Commission, as independent counsel to inquire into the events related to significant negative adjustments to preliminary recorded revenue for products shipped in the third and fourth quarters of 2002. The inquiry was subsequently expanded to include all of 2001 and 2002 and concluded in July 2003.

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

In addition, in preparing our restated financial statements, we determined that in some cases we recognized revenue in the wrong quarter because of delivery of our products was not in accordance with our customers’ shipping terms and shipment had been made to a third party warehouse rather than to our customer.

Our financial statements as of and for the three months ended March 31, 2002 and related financial information have been restated as follows, (in thousands, except per share data):

	Three Months Ended March 31, 2002
	Reported	Restated
Statement of operations data:
Net revenue	$18,243	$18,264
Cost of revenue	11,450	11,189
Gross margin	6,793	7,075
Loss from operations	(13,401)	(13,335)
Loss before income taxes	(13,046)	(12,980)
Net loss	(13,117)	(13,051)
Basic and diluted loss per common share	$(0.25)	$(0.25)
Balance sheet data:
Accounts receivable, net	$13,853	$9,768
Inventories	9,498	10,322
Total current assets	189,089	185,441
Total assets	322,943	317,913
Total current liabilities	20,505	18,758
Accumulated deficit	(124,125)	(127,087)
Total stockholders’ equity	299,838	296,876

3. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2003	December 31, 2002
Gross accounts receivable	$9,421	$10,587
Allowance for doubtful accounts	(360)	(375)
Deferred revenue	(2,141)	(2,587)

Accounts receivable, net	$6,920	$7,625

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Finished goods	$5,567	$3,736
Work-in-process	1,419	4,279
Raw materials	—	3,837

Total inventory	$6,986	$11,852

5. Intangible Assets

Amortization expense on intangible assets was $1.1 million and $2.7 million for the three months ended March 31, 2003 and 2002, respectively.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	March 31, 2003		December 31, 2002
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Developed technology	1.58	$567	$272	$567	$224
Patents	2.25	11,164	3,258	11,046	2,430
Other	1.75	4,308	2,873	4,308	2,668

Total		$16,039	$6,403	$15,921	$5,322

The following table sets forth the estimated future amortization of intangible assets as of March 31, 2003 (in thousands):

Year Ending December 31,
2003	$3,243
2004	4,241
2005	2,152

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Accrued warranty obligation	$301	$407
Accrued income taxes	3,362	3,084
Accrued restructuring costs (Note 10)	3,704	4,936
Accrued non-cancelable inventory purchase obligations	—	1,671
Other	5,385	4,911

Total accrued expenses	$12,752	$15,009

7. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at December 31, 2002 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carryforward of approximately $121.1 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $3.0 million, that begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for the three months ended March 31, 2003 and 2002, consists of foreign income taxes and U.S. state income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

8. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as its headquarters, as well as for certain administrative, sales and marketing and research and development activities. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under and an operating lease with a twenty-two year term, which began in December 1999. We lease our facilities in San Diego, California, which are primarily for research and development activities, under an operating lease that expires in 2003. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of March 31, 2003 are as follows (in thousands):

Year Ending December 31,
2003	$2,678
2004	2,362
2005	797
2006	419
2007	396
Thereafter	5,448

$12,100

As of March 31, 2003, future minimum payments required under the operating lease for the facility in Germany include $3.1 million guaranteed by Microtune KG relating to obligations issued to finance the land and building.

Rent expense for the three months ended March 31, 2003 and 2002, was $0.8 million and 0.9 million, respectively.

Purchase Commitments

We have committed with a supplier to purchase a minimum of $2.0 million of silicon wafers during 2003 in return for volume pricing. In addition, under the terms of our agreement with TFS (Note 10), we may become obligated to purchase raw materials during 2003. Our maximum obligation to purchase raw materials inventory under this agreement is approximately $5.4 million. However, we are unable at this time to estimate the amount of inventory which will be repurchased, if any, under the agreement.

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

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against the Microtune. The lawsuit alleged that various Microtune products infringe Broadcom’s U.S. Patent No. 6,377,315, patent. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss.

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

Anti-Trust Litigation

On February 27, 2003 we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as in restraint of trade conduct in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities, including bundling its tuner together with its demodulator chips, in attempts to exclude Microtune and other competitors from a substantial share of the cable modem market. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

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

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our present Chief Financial Officer and General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between April 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating the Microtune’s stock price. At this time, the alleged misrepresentations and omissions include allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to disclose that a material portion of its revenue had not been paid for or had not been paid in cash; Microtune lacked adequate internal controls and was therefore unable to ascertain its own true financial condition; Microtune’s margins were being squeezed by a dramatic decline in the price of low-technology products; Microtune’s product advantages were grossly overstated as Microtune was experiencing shortfalls due to the successes of Broadcom and Conexant; Microtune’s customers agreed to take product only after receiving generous credits and/or were unable to pay for product; the value of Microtune’s acquisition of Transilica was overstated by more than $50 million; the financial statements in Microtune’s SEC Form 10-Q submissions did not present, in all material respects, Microtune’s true financial condition, and did not reflect all adjustments that were necessary for a fair statement of the periods presented; Microtune’s SEC Form 10-Q submissions were not presented in conformity with GAAP or principles of fair reporting; Microtune was shipping non-compliant product to customers to make its quarterly earnings and assuring the customers that it would replace non-compliant product in the future; and Microtune offered customers extended payment terms in exchange for accepting product the customers did not need or want. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The defendants have not yet filed a responsive pleading in any of the lawsuits. The actions have been consolidated into one case and lead plantiffs have been appointed . We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay the costs of indemnifiying and defending certain of our directors and officers. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

9. Stockholders’ Equity

On July 19, 2002, our Board authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase up to approximately 5.3 million of our outstanding shares. Since the beginning of the program through January 31, 2003 we have purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million pursuant to this program. In February 2003, the Board of Directors suspended the repurchase program. The repurchase program may be reconsidered in the future.

10. Restructuring Costs

Beginning in the third quarter of 2002, we initiated a restructuring of our operations in light of the continued economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to strengthen our ability to focus on core strategic competencies and reduce our worldwide operating costs.

On March 27, 2003, we signed a manufacturing agreement with Three-Five Systems (TFS), a worldwide supplier of engineering and manufacturing services, whereby TFS will manufacture, assemble and test our RF tuner modules and wireless module products in TFS’ existing manufacturing facility in Manila, Philippines. As part of the agreement, we sold most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million, consisting of $1.7 million in cash, an escrow payment of $3.5 million and a note receivable of $2.7 million, which is due in three installments. We received the escrow amount in the second quarter of 2003. We also contracted with TFS to provide nearly all of our current demand for fully-assembled RF subsystems. As a result of the sale of assets to TFS, we reduced our payroll by approximately 1,000 employees. We charged restructuring costs $1.4 million in the first quarter of 2003 as a result of this sale, including employee severance and benefits, and settlement of our lease obligations and the loss on the disposal of the assets.

The following table summarizes the restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs	Total
Balance at December 31, 2002	$1,666	$2,165	$1,105	$4,936
Provision	550	407	446	1,403
Non-cash charges	—	—	(111)	(111)
Cash payments	(1,428)	(493)	(603)	(2,524)

Balance at March 31, 2003	$788	$2,079	$837	$3,704

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 6. All remaining cash payments related to these restructurings are expected to be made in 2003.

11. Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. We also have a design center in Germany. Revenue by geographical area are summarized below (in thousands):

	Three Months Ended March 31,
	2003	2002
		(Restated – Note 2 )
North America	$4,012	$5,204
Europe	3,516	3,898
Asia Pacific	5,046	9,162
Other	48	—

Total	$12,622	$18,264

Sales to DaimlerChrysler and World Peace Industrial accounted for approximately 21% and 11%, respectively, of our consolidated net revenue for the three months ended March 31, 2003. Sales to DaimlerChrysler, Askey and Terayon (through their subcontractor Cal-Comp Electronic) accounted for approximately, 21%, 14% and 10%, respectively, of our consolidated net revenue for the three months ended March 31, 2002. Sales to our ten largest customers and to their respective manufacturing subcontractors, accounted for approximately 75% and 76% of our consolidated net revenue for the three months ended March 31, 2003 and 2002, respectively.

The locations of property and equipment are summarized below (in thousands):

	March 31, 2003	December 31, 2002
North America	$7,912	$8,770
Europe	1,830	1,937
Asia Pacific	139	154
Philippines	2,933	6,944

Total	$12,814	$17,805

12. Subsequent Events

On April 23, 2003, we sold MHDC to the Micronas Group (Micronas). As a result of this sale, we reduced our payroll by approximately 23 employees. No significant gain or loss is expected to result from this transaction.

On June 27, 2003, Douglas J. Bartek resigned from his positions as Chairman of the Board, CEO and President. Mr. Bartek and the Board reached an agreement as to his severance terms. Under this agreement, Mr. Bartek’s outstanding options became vested as of the date of the agreement. As a result we will incur stock compensation expense of approximately $0.9 million in the second quarter of 2003. In addition, Mr. Bartek was paid approximately $0.5 million for compensation, vacation time, benefits and miscellaneous expense. Mr. Bartek has agreed not to compete with Microtune and not to solicit Microtune customers or employees for a period of two and a half years from the date of the termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on this Form 10-Q, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding risk set forth in our 2002 Form 10-K (filed with the SEC on July 31, 2003) under the caption “Factors Affecting Operating Results and Stock Price” and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

Unless otherwise noted, all references to our quarterly results for the quarter ended March 31, 2003 in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” will refer to our restated results for such period.

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

Our expertise in RF, analog and to a lesser extent digital technologies allows us to deliver ICs and complete subsystem module solutions (called Modules or MicroModules) that permit the delivery and exchange of broadband information using terrestrial (off-air) and/or cable communications systems. We also develop and offer niche products to the Bluetooth™ wireless communications market.

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

This market includes products that send and receive cable and terrestrial broadband signals. Our Cable Broadband products are designed for use in RF electronics from the cable head-end upconverter to consumer access and gateway devices, including cable modems, digital and analog set-top boxes, digital televisions and cable telephony systems. Our Terrestrial Broadband products are designed for use in off-air applications including digital and analog television sets and their companion appliances (VCRs, High Definition Television (HDTV) projection displays, liquid crystal display (LCDs), digital set-top boxes, digital personal video recorders), and PC/TV-based multimedia products.

•	Transporation Electronics

This market includes products targeted for mobile environments, such as automobile and airline in-flight entertainment systems. Our Transportation Electronics products range from components for traditional AM/FM radio to components for the emerging entertainment and telematics applications that provide value to mobile customers, including in-car and in-flight video, HD radio (digital radio), and remote data system for traffic avoidance and other services.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1 of our Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet the criteria above, we do not recognize revenue. For example, if we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Terms of agreements with customers that impact our ability to determine the amount we will ultimately collect include stock rotation rights, rights to return unsold product, price protection, payment terms conditional on sale or use of the product by our customer and other extended payment terms. In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment and the timing of receipt of cash, which can result in significant fluctuations in revenues from period to period. For the three months ending March 31, 2003, we recognized 28% of our net revenue upon receipt of payment. Until we receive payment from these customers, we present deferred revenue as a reduction of the related accounts receivable.

In addition, from the third quarter of 2001 through and including the first quarter of 2003, we tended to ship most of our products and recognized most of our quarterly revenue in the last month of each quarter. Our expenses, however, were and continue to be incurred in a more linear fashion. This quarter-end sales volume has strained our internal control procedures in the past, and has resulted in accounting errors and omissions at quarters’ end.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. In other instances, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, increased allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. If actual credit losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and increase our reported net loss. Conversely, if our actual credit losses are significantly less than our allowance, this would eventually decrease our general and administrative expenses and decrease our reported net loss.

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

During the first quarter of 2003, we recognized a loss of $1.2 million related to the writeoff of excess Bluetooth™ wireless inventories.

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of the carrying amount of an asset to projected undiscounted cash flows expected to be generated by the assets or business unit. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Deferred Taxes

For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carry-forward of approximately $121.1 million and an unused research and development credit carry-forward of approximately $3.0 million, that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved. If we generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryforward will be recognized.

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenues:

	Three Months Ended March 31,
	2003	2002
		(Restated)
Net revenue	100%	100%
Cost of revenue	82	61

Gross margin	18	39
Operating expenses:
Research and development:
Stock option compensation	10	14
Other	52	50

	62	64
Selling, general and administrative:
Stock option compensation	3	4
Other	51	29

	54	33
Restructuring costs	11	—
Amortization of intangible assets and goodwill	9	15

Total operating expenses	136	112

Loss from operations	(118)	(73)
Other income (expense)	3	2

Loss before income taxes	(115)	(71)
Income tax expense (benefit)	1	—

Net loss	(116)%	(71)%

Comparison of the Three Months Ended March 31, 2003 and 2002

Net Revenue

        Total net revenue for the three months ended March 31, 2003 was $12.6 million, compared to $18.3 million for the three months ended March 31, 2002, representing a decrease of 31%. The decline was primarily experienced in the broadband communications sector due to a combination of a shift in customer purchasing from modules to silicon products which have lower average sales prices and the weak overall economy. Sales to DaimlerChrysler and World Peace Industrial accounted for approximately 21% and 11%, respectively, of consolidated net revenue for the three months ended March 31, 2003. Sales to DaimlerChrysler, Askey and Terayon (through their subcontractor Cal-Comp Electronic) accounted for approximately, 21%, 14% and 10%, respectively, of consolidated net revenue for the three months ended March 31, 2002. During the three months ended March 31, 2003 and 2002, we recognized 28% and 10% of our net revenue upon receipt of payment from our customers

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 75% and 76% of our net revenue for the three months ended March 31, 2003 and 2002, respectively.

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

Cost of revenue as a percentage of net revenue increased to 82% for the three months ended March 31, 2003 and 61% for the three months ended March 31, 2002. Our cost of revenue for the three months ended March 31, 2003 increased compared to the same period for 2002 as a result of a $1.2 million write-down of our Bluetooth™ wireless inventories, as well as inefficiencies at our former manufacturing facility in the Philippines caused by reduced production volumes.

Research and Development

Our research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development efforts are currently focused primarily on development of the next generation of RF products.

Research and development expenses, including non-cash stock compensation, for the three months ended March 31, 2003 and 2002 were $7.8 million, or 62% of net revenue, and $11.7 million, or 64% of net revenue, respectively. The decrease in research and development is due in part to a reduction in headcount. Stock option compensation related to research and development was $1.2 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively.

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

Selling, general and administrative expenses, including non-cash stock compensation, for the three months ended March 31, 2003 and 2002 were $6.9 million, or 54% of net revenue, and $6.0 million, or 33% of net revenue, respectively. The increase relates to increases in legal expenses due to our lawsuits against Broadcom Corporation and shareholder lawsuits. See Part II Item 1, “Legal Proceedings”. In addition, our cost of obtaining directors’ and officers’ insurance has significantly increased. Stock option compensation related to selling, general and administrative was $0.4 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2003 and 2002 was $1.1 million and $2.7 million, respectively. Amortization of intangible assets and results principally from our combinations with Microtune KG, MHDC and Microtune (San Diego).

Restructuring Costs

Restructuring costs for the three months ended March 31, 2003 and 2002 were $1.4 million and $54,000, respectively. The change in 2003 resulted from the sale of the assets of our manufacturing facility in Manilla, Philippines, and included employee severance, settlement of our lease obligation and the loss on the disposal of the assets. These charges were taken to reduce operating costs and strengthen our ability to focus on core strategic competencies. See Note 10 of our Consolidated Financial Statements.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the three months ended March 31, 2003 and 2002 was $0.4 million and $0.8 million, respectively. The decrease in interest income is mainly due to the decrease in interest rates and lower cash and cash equivalents balance for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Our functional currency is the U.S. Dollar. The impact from the remeasurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses.

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

For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carryforward of approximately $121.1 million and an unused research and development credit carryforward of approximately $3.0 million, that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved.

The provision for the three months ended March 31, 2003 and 2002 consists of foreign income taxes and U.S. state income taxes.

Liquidity and Capital Resources

As of March 31, 2003, we had net working capital of $95.9 million, including $96.7 million of cash and cash equivalents, compared to net working capital of $102.6 million, including $106.3 million of cash and cash equivalents, at December 31, 2002. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

On July 19, 2002, our Board authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase up to approximately 5.3 million of our outstanding shares. From the beginning of the program through January 31, 2003 we have purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million. In February 2003, our Board of Directors suspended the repurchase program. The repurchase program may be reconsidered in the future.

Operating activities used $10.6 million in cash during the three months ended March 31, 2003 compared to $7.2 million for the three months ended March 31, 2002. For the three months ended March 31, 2003 the increase in cash used from operations is due to lower product margins and higher general and administrative costs, partially offset by reduced research and development costs and working capital requirements.

Investing activities generated $1.4 million in cash during the three months ended March 31, 2003 compared to $1.1 million used in investing activities for the three months ended March 31, 2002. We received approximately $1.6 million from the sale of the assets of our manufacturing facility in Manila, Philippines in the first quarter of 2003. Investments in property and equipment used $1.2 million in the three months ended March 31, 2002.

Financing activities provided $0.1 million in cash during the three months ended March 31, 2003 compared to $0.2 million used in financing activities for the three months ended March 31, 2002. We received cash of approximately $0.1 million and $0.6 million from the sale of our common stock upon the exercise of employee stock options and from shares purchased under our Employee Stock Purchase Plan during the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2002, we also incurred $0.5 million for the remainder of costs from our December 18, 2001 follow-on public offering when we issued 5 million shares of common stock resulting in net proceeds of approximately $109 million.

Future Operating Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of March 31, 2003 are as follows (in thousands):

Year Ending December 31,
2003	$2,678
2004	2,362
2005	797
2006	419
2007	396
Thereafter	5,448

$12,100

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

We expect to continue to incur significant operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, and legal costs and expenses to secure, protect and defend our intellectual property. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

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

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, differing tax structures, and other regulations and restrictions. More detailed information concerning market risk is contained in our 2002 Form 10-K Report and is incorporated by reference to this report.

Item 4.	Controls and Procedures

The rules adopted by the Securities and Exchange Commission (SEC) require that we present the conclusions of our principal executive officer, in our case our Office of the President (President), and our Chief Financial Officer (CFO) regarding the effectiveness of our disclosure controls and procedures and internal controls and procedures as of a date within 90 days of the filing date of this report (the Evaluation Date). We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Securities and Exchange Act of 1934, as amended, (Exchange Act) and its regulations so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

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

We have begun evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date for purposes of filing reports under the Exchange Act. Our evaluation is based, in part, on the findings of the recently completed inquiry into the events related to the restatements of our financial statements contained herein and in our annual report on Form 10-K conducted on behalf of our Audit Committee. This disclosure controls evaluation was done under the supervision and with the participation of management, including our President and CFO. Our President and CFO also considered findings of our auditors.

Based upon the controls evaluation, our President and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures have not been effective to ensure that material information relating to Microtune and its consolidated subsidiaries is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures have not been effective to provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with accounting principles generally accepted in the United States (GAAP). Specifically, our internal controls related to revenue recognition were not sufficient to ensure that revenue was properly recognized under GAAP, and our controls and procedures over the revenue recognition process were not effective in ensuring that our existing policies and procedures were operating as intended. In some cases, terms contained in agreements with customers were not followed. Our controls and procedures over revenue recognition did not detect that in some cases representatives of Microtune had agreed to terms with customers beyond our normal terms, including price protection, rights to return products unsold by customers, payment terms that were conditional on the sale or use of our products by our customer, or payment terms extended beyond our normal terms. In addition, our internal controls did not detect occurrences of cases where quantities shipped to customers were in excess of quantities included in customer purchase orders or were shipped without valid customer purchase orders. We recognized revenue in the wrong accounting period in some cases because delivery to our customer had not been completed due to the shipping terms of the transaction. Finally, our internal controls did not detect that in some cases revenue had been recognized on shipments of products that had not completed certain quality test procedures or were missing certain components. In certain cases these instances were the result of existing controls and procedures being circumvented or overridden by Microtune personnel. In addition, we have insufficient procedures for the supervision of our existing controls.

In accordance with SEC requirements, the President and CFO note that, since the Evaluation Date we have begun to make improvements to our internal controls and procedures and other changes were made that could significantly affect our internal controls and procedures.

In January 2003, we began requiring each of our sales and sales support personnel and all offices to certify for each quarter beginning with the quarter ended December 31, 2002 that he or she has not entered into any verbal agreements or written agreements on behalf of Microtune outside our standard written agreements except as disclosed to us.

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

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against the Company. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,377,315. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss.

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

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks a permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC has appointed Administrative Law Judge Sidney Harris to schedule and hold an evidentiary hearing and make an initial determination. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 microchip does not infringe our U.S. Patent No. 5,737,035. While we intend to vigorously oppose this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

Anti-Trust Litigation

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities including bundling its tuner together with its demodulator chips in attempts to exclude Microtune and other competitors from a substantial share of the cable modem market. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

Securities Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation. The Atlas complaint names as defendants Microtune, Douglas J. Bartek, our former Chairman and Chief Executive Officer, Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

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

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our present Chief Financial Officer and General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between April 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating the Microtune’s stock price. At this time, the alleged misrepresentations and omissions include allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to disclose that a material portion of its revenue had not been paid for or had not been paid in cash; Microtune lacked adequate internal controls and was therefore unable to ascertain its own true financial condition; Microtune’s margins were being squeezed by a dramatic decline in the price of low-technology products; Microtune’s product advantages were grossly overstated as Microtune was experiencing shortfalls due to the successes of Broadcom and Conexant; Microtune’s customers agreed to take product only after receiving generous credits and/or were unable to pay for product; the value of Microtune’s acquisition of Transilica was overstated by more than $50 million; the financial statements in Microtune’s SEC Form 10-Q submissions did not present, in all material respects, Microtune’s true financial condition, and did not reflect all adjustments that were necessary for a fair statement of the periods presented; Microtune’s SEC Form 10-Q submissions were not presented in conformity with GAAP or principles of fair reporting; Microtune was shipping non-compliant product to customers to make its quarterly earnings and assuring the customers that it would replace non-compliant product in the future; and Microtune offered customers extended payment terms in exchange for accepting product the customers did not need or want. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The defendants have not yet filed a responsive pleading in any of the lawsuits. The actions have all been consolidated into one case and lead plaintiffs have been appointed. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending of certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

Item 2.	Changes In Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

12.	(a) Exhibits

31.1	Certification of Office of the President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Office of the President under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 20, 2003, we filed a Form 8-K with the SEC announcing our revenue and gross margin for the quarter ended December 31, 2002 had been negatively impacted due to material negative charges related to several factors. Those factors include sales adjustments for credits made to distributors and customers and deferral of revenue due to credits issued and/or lack of timely payments from customers.

On March 28, 2003, we filed a Form 8-K with the SEC to announce, among other things, our manufacturing agreement with Three-Five Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2003

/s/ NANCY A. RICHARDSON
Nancy A. Richardson Chief Financial Officer (Principal Financial and Accounting Officer)