Form 10-Q
period 2003-06-30
MICROTUNE INC
filed 2003-08-14
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-31029-40

MICROTUNE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-2883117 (I.R.S. Employer Identification Number)

2201 10th Street

Plano, Texas 75074

(Address of principal executive office and zip code)

(972) 673-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2003, approximately 50,379,084 shares of the Registrant’s Common Stock, $0.001 par value per share were outstanding.

Microtune, Inc.

FORM 10-Q

June 30, 2003

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on this Form 10-Q, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our planned improvements to our internal and disclosure controls, our strategies and trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

PART I.

Financial Information

Item 1. Financial Statements

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$94,988	$106,278
Accounts receivable, net	2,245	7,625
Inventories	5,832	11,852
Other current assets	4,196	2,008

Total current assets	107,261	127,763
Property and equipment, net	11,476	17,805
Intangible assets, net	8,394	10,599
Other assets and deferred charges	1,303	929

Total assets	$128,434	$157,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,935	$8,681
Accrued compensation	1,441	1,434
Accrued expenses	8,466	15,009

Total current liabilities	14,842	25,124
Other non-current liabilities	1,308	1,283
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized – 25,000 shares Issued and outstanding shares – none	—	—
Common stock, $0.001 par value
Authorized – 150,000 shares Issued and outstanding shares – 50,332 and 49,917 respectively	50	50
Additional paid-in capital	436,403	437,787
Unearned stock compensation	(3,276)	(8,865)
Loans receivable from stockholders	(135)	(397)
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(319,770)	(296,898)

Total stockholders’ equity	112,284	130,689

Total liabilities and stockholders’ equity	$128,434	$157,096

See accompanying notes.

Microtune, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated – Note 2)		(Restated – Note 2)
Net revenue	$13,976	$22,034	$26,598	$40,298
Cost of revenue	9,086	14,091	19,487	25,280

Gross margin	4,890	7,943	7,111	15,018
Operating expenses:
Research and development:
Stock option compensation	477	2,577	1,682	5,154
Other	5,664	11,162	12,229	20,239

	6,141	13,739	13,911	25,393
Selling, general and administrative:
Stock option compensation	1,133	702	1,546	1,460
Other	7,730	4,970	14,177	10,230

	8,863	5,672	15,723	11,690
Restructuring	(1,303)	—	100	54
Amortization of intangible assets	1,055	2,703	2,136	5,387

Total operating expenses	14,756	22,114	31,870	42,524

Loss from operations	(9,866)	(14,171)	(24,759)	(27,506)
Other income (expense):
Interest income	181	789	593	1,610
Foreign currency gains (losses), net	1,474	(348)	1,324	(696)
Other	137	47	215	(71)

Loss before provision for income taxes	(8,074)	(13,683)	(22,627)	(26,663)
Income tax expense	82	327	245	398

Net loss	$(8,156)	$(14,010)	$(22,872)	$(27,061)

Basic and diluted loss per common share	$(0.16)	$(0.26)	$(0.46)	$(0.51)

Weighted-average shares used in computing basic and diluted loss per common share	50,244	52,953	50,008	52,671

See accompanying notes.

Microtune, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	June 30,
	2003	2002
		(Restated– Note 2)
Operating activities:
Net loss	$(22,872)	$(27,061)
Adjustments to reconcile net loss to cash used in operating activities,
Depreciation	3,629	3,119
Amortization of intangible assets	2,135	5,387
Non-cash restructuring costs	762	54
Foreign currency (gains) losses, net	(1,324)	696
Amortization of deferred stock option compensation	3,229	6,614
Loss on sale of Philippine assets	461	—
Gain on sale of MHDC	(1,627)	—
Other non-cash charges	462	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,380	(1,364)
Inventories	538	(5,757)
Other assets	(11)	505
Accounts payable	(3,457)	224
Accrued expenses	(4,626)	(3,214)
Other liabilities	431	124
Accrued compensation	56	229

Net cash used in operating activities	(16,834)	(20,444)
Investing activities:
Purchases of property and equipment	(407)	(3,205)
Sale of property and equipment	199	71
Proceeds from sale of Philippine manufacturing assets	5,151	—
Sale of MHDC	(934)	—
Loans receivable	(130)	(254)
Acquisition of intangible assets	(208)	(262)

Net cash provided by (used in) investing activities	3,671	(3,650)
Financing activities:
Proceeds from issuance of common stock	549	804
Loans receivable from stockholders	—	(390)
Other, net	—	(89)

Net cash provided by financing activities	549	325
Effect of foreign currency exchange rate changes on cash	1,324	(696)

Net decrease in cash and cash equivalents	(11,290)	(24,465)
Cash and cash equivalents at beginning of period	106,278	173,149

Cash and cash equivalents at end of period	$94,988	$148,684

See accompanying notes.

Microtune, Inc.

Notes to Consolidated Financial Statements

June 30, 2003

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

General

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2003 and 2002 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2003 have been made. Results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of results of operations to be expected for the entire year or any other period.

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

Intangible Assets

Our intangible assets, which consist primarily of a customer base and patents, have been recorded as the result of our business or asset acquisitions and are being amortized on the straight-line basis over 3 to 7 years.

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

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock subject to repurchase rights and employee stock purchase plan options.

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	June 30,
	2003	2002
Stock options	5,478	7,866
Restricted common stock	45	432
Employee stock purchase plan	37	53

Total anti-dilutive securities excluded	5,560	8,351

Stock-Based Compensation

At June 30, 2003, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through June 30, 2003, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant and as a result of the Transilica acquisition under the provisions of APB No. 25. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of June 30, 2003 and December 31, 2002, unearned deferred stock compensation was $3.3 million and $8.9 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was 1.3 years at June 30, 2003.

During October 2002, we established a program whereby each employee with outstanding stock options was given the opportunity to cancel some or all of their option grants in exchange for a promise by us to grant a new stock option in six months and two days from the date of the employee’s election to cancel options. The new grants were for the same or lesser number of options cancelled and have an exercise price equal to the market at the date of the new grant. Any new grants under this program will be 6/54 vested on the date of the grant and will vest 1/54 each month thereafter. The program ended on October 31, 2002 and 1,884,413 shares were cancelled, resulting in a charge to stock compensation expense of $0.9 million. In April and May of 2003, 1,494,037 new options were granted to employees with fair market value exercise prices ranging from $1.76 to $2.54 per share pursuant to the program. No additional stock compensation expense resulted from the new grants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated – Note 2)		(Restated – Note 2)
Net loss, as reported	$(8,156)	$(14,010)	$(22,872)	$(27,061)
Add stock compensation expense recorded under the intrinsic value method	1,610	3,279	3,228	6,614
Less pro forma stock compensation expense computed under the fair value method	(2,196)	(3,484)	(4,618)	(6,904)

Pro forma net loss	$(8,742)	$(14,215)	$(24,262)	$(27,351)

Basic and diluted pro forma loss per common share	$(0.17)	$(0.27)	$(0.48)	$(0.52)

Risk Concentrations

Financial instruments that potentially subject Microtune to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At June 30, 2003, approximately 88% of our net accounts receivable were due from five of our customers. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have generally been adequate to cover our actual credit losses.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Some of the disclosure requirements apply to all financial statements issued after June 30, 2003, regardless of when the variable interest entity was established. We do not currently have any variable interest entities and, accordingly, we did not have a material impact on our financial position, results of operations or cash flows upon adoption.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires us to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that requires a transfer of assets and that meets the definition of liabilities in Concepts Statement 6 and other recognition criteria in SFAS No. 5, “Recognition and Measurement in Financial Statements of Business Enterprises,” be reported as a liability. SFAS No. 150 also requires that certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Our financial statements as of and for the three months ended June 30, 2002 and related financial information have been restated as follows, (in thousands, except per share data):

	Three Months Ended June 30, 2002
	Reported	Restated
Statement of operations data:
Net revenue	$23,179	$22,034
Cost of revenue	14,801	14,091
Gross margin	8,378	7,943
Loss from operations	(13,436)	(14,171)
Loss before income taxes	(12,948)	(13,683)
Net loss	(13,275)	(14,010)
Basic and diluted loss per common share	$(0.25)	$(0.26)
Balance sheet data:
Accounts receivable, net	$16,432	$11,842
Inventories	15,014	15,907
Total current assets	183,347	179,331
Total current liabilities	22,086	20,557
Accumulated deficit	(137,399)	(141,097)
Total stockholders’ equity	290,423	286,725

3. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2003	December 31, 2002
Gross accounts receivable	$3,579	$10,587
Allowance for doubtful accounts	(110)	(375)
Deferred revenue	(1,224)	(2,587)

Accounts receivable, net	$2,245	$7,625

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Finished goods	$3,949	$3,736
Work-in-process	1,883	4,279
Raw materials	—	3,837

Total inventory	$5,832	$11,852

At June 30, 2003, the carrying value of wireless product inventories totalled $1.2 million. If future demand for these or our other products is less than our current expectations, additional write-offs may be required.

5. Intangible Assets

Amortization expense on intangible assets was $1.1 million and $2.7 million for the three months ended June 30, 2003 and 2002, respectively, and $2.1 million and $5.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively .

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	June 30, 2003		December 31, 2002
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Developed technology	—	$—	$—	$567	$224
Patents	2.1	11,253	4,090	11,046	2,430
Other	1.5	4,309	3,078	4,308	2,668

Total		$15,562	$7,168	$15,921	$5,322

The following table sets forth the estimated future amortization of intangible assets as of June 30, 2003 (in thousands):

Year Ending December 31,
2003	2,076
2004	4,142
2005	2,177

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Accrued warranty obligation	$301	$407
Accrued income taxes	3,517	3,084
Accrued restructuring costs (Note 10)	1,006	4,936
Accrued non-cancelable inventory purchase obligations	207	1,671
Other	3,435	4,911

Total accrued expenses	$8,466	$15,009

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

The provision for the three and six months ended June 30, 2003 and 2002, consists of foreign income taxes and U.S. state income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

8. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as its headquarters, as well as for certain administrative, sales and marketing and research and development activities. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We lease our facilities in San Diego, California, which are primarily for research and development activities, under an operating lease that expires in 2004. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of June 30, 2003 are as follows (in thousands):

Year Ending December 31,
2003	$1,630
2004	2,412
2005	821
2006	443
2007	420
Thereafter	5,777

$11,503

As of June 30, 2003, future minimum payments required under the operating lease for the facility in Germany include $3.1 million guaranteed by Microtune KG relating to obligations issued to finance the land and building.

Rent expense for the three months ended June 30, 2003 and 2002, was $0.6 million and $0.8 million, respectively. Rent expense for the six months ended June 30, 2003 and 2002, was $1.4 million and $1.6 million, respectively.

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

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any litigation is uncertain. Any outcome,whether favorable or unfavorable, may materially and adversely affect Microtune due to legal costs and expenses, diversion of management resources and other factors. Except as described below, we are not currently a party to any material litigation.

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. On April 17, 2003 a preliminary injunction was issued that prohibits Broadcom from making, using, marketing, selling or distributing in the U.S. any technology found by the jury to infringe our patent. Several post-trial motions are still pending, including Microtune’s motion regarding enhanced damages, attorney’s fees and permanent injunction issues. Broadcom has announced that it intends to appeal the verdict.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,377,315B1. The complaint alleges seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss.

On January 24, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents are also the subject of the March 3, 2003 action described below. The complaint seeks monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes any of the listed patents. The case has been stayed pending resolution of the March 3, 2003 action described below. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

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

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035. While we intend to vigorously oppose this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

Anti-Trust Litigation

On February 27, 2003 we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conducts, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. Microtune amended its complaint to allege violation of the Sherman Act & Clayton Act, as well as the Texas Anti-Trust Act. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities, including bundling its tuner together with its demodulator chips, in attempts to exclude Microtune and other competitors from a substantial share of the tuner and cable modem markets. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

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

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Microtune defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims Microtune may have against the underwriters. The Microtune defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our present Chief Financial Officer and General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between April 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to disclose that a material portion of its revenue had not been paid for or had not been paid in cash; Microtune lacked adequate internal controls and was therefore unable to ascertain its own true financial condition; Microtune’s margins were being squeezed by a dramatic decline in the price of low-technology products; Microtune’s product advantages were grossly overstated as Microtune was experiencing shortfalls due to the successes of Broadcom and Conexant; Microtune’s customers agreed to take product only after receiving generous credits and/or were unable to pay for product; the value of Microtune’s acquisition of Transilica was overstated by more than $50 million; the financial statements in Microtune’s SEC Form 10-Q submissions did not present, in all material respects, Microtune’s true financial condition, and did not reflect all adjustments that were necessary for a fair statement of the periods presented; Microtune’s SEC Form 10-Q submissions were not presented in conformity with GAAP or principles of fair reporting; Microtune was shipping non-compliant product to customers to make its quarterly earnings and assuring the customers that it would replace non-compliant product in the future; and Microtune offered customers extended payment terms in exchange for accepting product the customers did not need or want. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The defendants have not yet filed a responsive pleading in any of the lawsuits. The actions have been consolidated into one case and lead plaintiffs have been appointed . We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

On August 4, 2003, we received notification that Microtune is the subject of an investigation by the U.S. Securities and Exchange Commission (SEC). The SEC advised that the process under way is a fact-finding investigation and that it has not reached any conclusions regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to our recently concluded internal inquiry commissioned by the Audit Committee of our Board of Directors.

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

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

Restructuring costs in the second quarter of 2003 include $0.6 million in employee severance and benefits due to additional workforce reductions, principally at our facilities in San Diego, CA. On April 23, 2003, we sold MHDC to the Micronas Group resulting in a gain of approximately $1.6 million, which is included as a credit in restructuring. As a result of this sale, we reduced our payroll by 23 employees.

During the third quarter of 2003, we negotiated a favorable settlement of a software license agreement which reduced future payments for licenses previously used at two of our locations. This resulted in a $0.3 million decrease of the restructuring accrual as of June 30, 2003.

The following table summarizes the restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs (credits)	Total
Balance at December 31, 2002	$1,666	$2,165	$1,105	$4,936
Provision	1,070	407	469	1,946
Changes in prior estimates	12	(572)	341	(219)
Sale of MHDC	(82)	(533)	(1,012)	(1,627)
Non-cash charges	(427)	—	(116)	(543)
Cash payments	(2,006)	(766)	(715)	(3,487)

Balance at June 30, 2003	$233	$701	$72	$1,006

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 6. All remaining cash payments related to these restructurings are expected to be made by the end of the first quarter of 2004.

11. Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. We also have a design center in Germany.  Revenue by geographical area are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated – Note 2 )		(Restated – Note 2 )
North America	$4,336	$4,835	$8,348	$10,039
Europe	3,200	4,367	6,716	8,265
Asia Pacific	6,434	12,832	11,480	21,994
Other	6	—	54	—

Total	$13,976	$22,034	$26,598	$40,298

Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 29%, 19% and 12%, respectively, of consolidated net revenue for the three months ended June 30, 2003. Sales to Daimler Chrysler, World Peace Industrial and Askey accounted for approximately, 19%, 12% and 11%, respectively, of consolidated net revenue for the three months ended June 30, 2002. Sales to World Peace Industrial and Daimler Chrysler accounted for approximately 21% and 20%, respectively, of consolidated net revenue for the six months ended June 30, 2003. Sales to Daimler Chrysler and Askey accounted for approximately 20% and 12%, respectively, of consolidated net revenue for the six months ended June 30, 2002. During the three months ended June 30, 2003 and 2002, we recognized 41% and 21% of our net revenue upon receipt of payment from our customers. During the six months ended June 30, 2003 and 2002, we recognized 34% and 16% of our net revenue upon receipt of payment from our customers.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 72% and 76% of our net revenue for the six months ended June 30, 2003 and 2002, respectively.

The locations of property and equipment are summarized below (in thousands):

	June 30, 2003	December 31, 2002
North America	$7,143	$8,770
Europe	1,630	1,937
Asia Pacific	126	154
Philippines	2,577	6,944

Total	$11,476	$17,805

12. Resignation of Chairman of the Board, CEO and President

On June 27, 2003, Douglas J. Bartek resigned from his positions as Chairman of the Board, CEO and President. Mr. Bartek and the Board reached an agreement as to his severance terms. Under this agreement, Mr. Bartek’s outstanding options became vested as of the date of the agreement. As a result we incurred stock compensation expense of approximately $0.9 million in the second quarter of 2003. In addition, Mr. Bartek was paid approximately $0.5 million for compensation, vacation time, benefits and miscellaneous expense. Mr. Bartek has agreed not to compete with Microtune and not to solicit Microtune customers or employees for a period of two and a half years from the date of his resignation.

13. Subsequent Events

On August 12, 2003, we announced, James A. Fontaine has joined Microtune, as Chief Executive Officer (CEO) and President. Albert H. Taddiken, formerly our Chief Technical Officer (CTO), has been named to the position of Chief Operating Officer. Rob-Roy J. Graham, formerly the Chief Financial Officer (CFO) of Intervoice, Inc., has been named as our new CFO, effective August 25, 2003. Nancy A. Richardson will remain our Vice President, General Counsel and Secretary and remain our CFO until Mr. Graham’s arrival.

Since July 1, 2003, through August 13, 2003, we have granted to our employees 2,514,459 stock options with exercise prices ranging from $2.20 to $2.70 per share. The stock options generally vest over the next four years.

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

Unless otherwise noted, all references to our quarterly results for the quarter ended June 30, 2003 in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” will refer to our restated results for such period.

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

Today, our products principally are marketed to original equipment manufacturers (OEMs) in the following two markets:

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

This market includes products targeted for mobile environments, such as automobile and airline in-flight entertainment systems. Our Transportation Electronics products range from components for traditional AM/FM radio to components for the emerging entertainment and telematics applications that provide value to mobile customers, including in-car and in-flight video, HD radio (digital radio), and radio data system for traffic avoidance and other services.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet the criteria above, we do not recognize revenue. For example, if we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Terms of agreements with customers that impact our ability to determine the amount we will ultimately collect include stock rotation rights, rights to return unsold product, price protection, payment terms conditional on sale or use of the product by our customer and other extended payment terms. In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. For example, for the three months ending June 30, 2003, we recognized 41% of our net revenue upon receipt of payment compared to 28% of our net revenue for the three months ended March 31, 2003. Until we receive payment from these customers, we present deferred revenue as a reduction of the related accounts receivable.

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

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net revenue	100%	100%	100%	100%
Cost of revenue	65	64	73	63

Gross margin	35	36	27	37
Operating expenses:
Research and development:
Stock option compensation	3	12	6	13
Other	41	50	46	50

	44	62	52	63
Selling, general and administrative:
Stock option compensation	8	3	6	4
Other	55	23	54	25

	63	26	60	29
Restructuring costs	(9)	—	—	—
Amortization of intangible assets and goodwill	7	12	8	13

Total operating expenses	105	100	120	105

Loss from operations	(70)	(64)	(93)	(68)
Other income	13	2	8	2

Loss before income taxes	(57)	(62)	(85)	(66)
Income tax expense	1	2	1	1

Net loss	(58)%	(64)%	(86)%	(67)%

Comparison of the Three and Six Months Ended June 30, 2003 and 2002

Net Revenue

Total net revenue for the three months ended June 30, 2003 was $13.9 million, compared to $22.0 million for the three months ended June 30, 2002, representing a decrease of 37%. Our net revenue for the six months ended June 30, 2003 was $26.6 million, compared to $40.3 million for the six months ended June 30, 2002, representing a decrease of 34%. The decline was primarily experienced in the broadband communications sector due to a combination of a shift in customer purchasing from modules to silicon products which have lower average sales prices and increased competitor pressures. This percentage will fluctuate based on the amount and timing of shipments for which revenue recognition is deferred until we receive payment. Currently, we expect that the percentage of net revenue recognized upon payment from our customers will decrease in the third quarter of 2003 due to the decrease in deferred revenue at June 30, 2003.

Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 29%, 19% and 12%, respectively, of consolidated net revenue for the three months ended June 30, 2003. Sales to Daimler Chrysler, World Peace Industrial and Askey accounted for approximately, 19%, 12% and 11%, respectively, of consolidated net revenue for the three months ended June 30, 2002. Sales to World Peace Industrial and Daimler Chrysler accounted for approximately 21% and 20%, respectively, of consolidated net revenue for the six months ended June 30, 2003. Sales to Daimler Chrysler and Askey accounted for approximately 20% and 12%, respectively, of consolidated net revenue for the six months ended June 30, 2002. During the three months ended June 30, 2003 and 2002, we recognized 41% and 21% of our net revenue upon receipt of payment from our customers. During the six months ended June 30, 2003 and 2002, we recognized 34% and 16% of our net revenue upon receipt of payment from our customers.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 83% and 76% of our net revenue for the three months ended June 30, 2003 and 2002, respectively, and 72% and 76% of our net revenue for the six months ended June 30, 2003 and 2002, respectively.

In general, our net revenue from automotive products decreases in the third quarter of each year due to the seasonal nature of our sales to automobile manufacturers and their suppliers. We believe this decrease results from automobile factory shutdowns for re-tooling to accommodate automobile model year changeovers. In addition, since the third quarter of 2002, we believe sales by a competitor of its products that were found to willfully infringe one of our patents had and will continue to have a material and negative effect on our revenues.

Cost of Revenue

Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, custom expenses, warranty costs and inventory charges. We also incur cost for the depreciation of our test and handling equipment, labor and logistics. Our raw materials costs may increase due to price fluctuations and cyclical demand for those materials. We may not be able to pass cost increases on to our customers.

Cost of revenue as a percentage of net revenue was 65% and 64% for the three months ended June 30, 2003 and 2002, respectively. Cost of revenue as a percentage of net revenue increased to 73% for the six months ended June 30, 2003 compared to 63% for the six months ended June 30, 2002. Our cost of revenue for the six months ended June 30, 2003 increased compared to the same period for 2002 as a result of a $1.2 million write-down of our Bluetooth™ wireless inventories, as well as inefficiencies at our former manufacturing facility in the Philippines caused by reduced production volumes prior to the sale of these facilities in March 2003.

Research and Development

Our research and development expenses consist of personnel-related expenses, quality assurance, test development, qualification, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred. Research and development efforts are currently focused primarily on development of the next generation of RF products.

Research and development expenses, including non-cash stock compensation, for the three months ended June 30, 2003 and 2002 were $6.1 million, or 44% of net revenue, and $13.7 million, or 62% of net revenue, respectively. Research and development expenses, including non-cash stock compensation, for the six months ended June 30, 2003 and 2002 were $13.9 million, or 52% of net revenue, and $25.4 million, or 63% of net revenue, respectively. The decrease in research and development is due in part to a reduction in personnel and associated decrease in stock compensation related to those employees. Stock option compensation related to research and development was $0.5 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively. Stock option compensation related to research and development was $1.7 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively.

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

Selling, general and administrative expenses, including non-cash stock compensation, for the three months ended June 30, 2003 and 2002 were $8.9 million, or 63% of net revenue, and $5.7 million, or 26% of net revenue, respectively. Selling, general and administrative expenses, including non-cash stock compensation, for the six months ended June 30, 2003 and 2002 were $15.7 million, or 60% of net revenue, and $11.7 million, or 29% of net revenue, respectively. The increase relates to increases in legal expenses due to our lawsuits regarding various patents and shareholder lawsuits. See Part II Item 1, “Legal Proceedings”. In addition, our cost of obtaining directors’ and officers’ insurance has significantly increased. Selling, general and administrative costs for the three and six months ended June 30, 2003, include expense of $0.9 million of stock compensation, and $0.5 million for compensation, vacation time, benefits and miscellaneous expense paid to our former CEO, Douglas J. Bartek pursuant to his separation agreement. Stock option compensation related to selling, general and administrative was $1.1 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively. Stock option compensation related to selling, general and administrative was $1.5 million for both the six months ended June 30, 2003 and 2002.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2003 and 2002 was $1.1 million and $2.7 million, respectively. Amortization of intangible assets for the six months ended June 30, 2003 and 2002 was $2.1 million and $5.4 million, respectively. Amortization of intangible assets in 2003 results principally from our combinations with Microtune KG and our acquisition of patents from Silicon Wave.

Restructuring Costs

Restructuring costs for the six months ended June 30, 2003 and 2002 were $0.1 million and $54,000, respectively. The change in 2003 resulted primarily from the sale of the assets of our manufacturing facility in Manila, Philippines in the first quarter of 2003, and the sale of MHDC in the second quarter of 2003. Restructuring costs for the six months ended June 30, 2003, included employee severance, settlement of our lease obligation and the loss on the disposal of the assets related to the sale of the manufacturing facility in the Philippines. These charges were taken to reduce operating costs and strengthen our ability to focus on core strategic competencies. Restructuring costs in the second quarter of 2003 include $0.6 million in employee severance and benefits due to additional workforce reductions, principally at our facilities in San Diego, CA. In the second quarter of 2003, we sold MHDC to the Micronas Group, resulting in a gain of approximately $1.6 million, which is included as a credit in restructuring. Restructuring costs in the second quarter of 2003 also include a credit of $0.3 million due to a favorable settlement of a software license agreement. See Note 10 of our Consolidated Financial Statements.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the three months ended June 30, 2003 and 2002 was $0.2 million and $0.8 million, respectively. Interest income for the six months ended June 30, 2003 and 2002 was $0.6 million and $1.6 million, respectively. The decrease in interest income is mainly due to the decrease in interest rates and lower cash and cash equivalents balance for the three months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

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

The provision for the three and six months ended June 30, 2003 and 2002 consists of foreign income taxes and U.S. state income taxes.

Liquidity and Capital Resources

As of June 30, 2003, we had net working capital of $92.4 million, including $95.0 million of cash and cash equivalents, compared to net working capital of $102.6 million, including $106.3 million of cash and cash equivalents, at December 31, 2002. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

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

Operating activities used $16.8 million in cash during the six months ended June 30, 2003 compared to $20.4 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, the decrease in cash used from operations is mostly due to reduced research and development costs and a decrease in working capital requirements, partially offset by higher selling, general and administrative costs.

Investing activities generated $3.7 million in cash during the six months ended June 30, 2003 compared to $3.6 million used in investing activities for the six months ended June 30, 2002. We received approximately $5.2 million from the sale of the assets of our manufacturing facility in Manila, Philippines in the first quarter of 2003. During the second quarter of 2003, the sale of MHDC resulted in the transfer of approximately $0.9 million in cash to Micronas. Investments in property and equipment used $0.4 million in the six months ended June 30, 2003, compared to $3.2 million in the six months ended June 30, 2002.

compared to $3.2 million in the six months ended June 30, 2002. The reduction in capital expenditures in 2003 resulted primarily from the sale of our manufacturing facility.

Financing activities provided $0.5 million in cash during the six months ended June 30, 2003 compared to $0.3 million for the six months ended June 30, 2002. We received cash of approximately $0.6 million and $0.9 million net of loans, from the sale of our common stock upon the exercise of employee stock options and from shares purchased under our Employee Stock Purchase Plan during the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2002, we also incurred $0.5 million for the remainder of costs from our December 18, 2001 follow-on public offering when we issued 5 million shares of common stock resulting in net proceeds of approximately $109 million.

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

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of June 30, 2003 are as follows (in thousands):

Year Ending December 31,
2003	$1,630
2004	2,412
2005	821
2006	443
2007	420
Thereafter	5,777

$11,503

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

Item 4. Controls and Procedures

The rules adopted by the Securities and Exchange Commission (SEC) require that we present the conclusions of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) regarding the effectiveness of our disclosure controls and procedures and internal controls and procedures as of the filing date of this report (the Evaluation Date). We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Securities and Exchange Act of 1934, as amended, (Exchange Act) and its regulations so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

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

We have begun evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date for purposes of filing reports under the Exchange Act. Our evaluation is based, in part, on the findings of the recently completed inquiry into the events related to the restatements of our financial statements contained herein and in our annual report on Form 10-K conducted on behalf of our Audit Committee. This disclosure controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. Our CEO and CFO also considered findings of our auditors.

In past reporting periods, our internal controls related to revenue recognition were not sufficient to ensure that revenue was properly recognized under GAAP, and our controls and procedures over the revenue recognition process were not effective in ensuring that our existing policies and procedures were operating as intended. In some cases, terms contained in agreements with customers were not followed. At times our controls and procedures over revenue recognition did not detect that in some cases representatives of Microtune had circumvented controls and agreed to terms with customers beyond our normal terms, including price protection, rights to return products unsold by customers, payment terms that were conditional on the sale or use of our products by our customer, or payment terms extended beyond our normal terms. In addition, on some occasions our internal controls did not detect occurrences of cases where quantities shipped to customers were in excess of quantities included in customer purchase orders or were shipped without valid customer purchase orders. In past reporting periods, we recognized revenue in the wrong accounting period in some cases because delivery to our customer had not been completed due to the shipping terms of the transaction. Finally, our internal controls did not detect that revenue had been recognized on shipments of products that had not completed certain quality test procedures or were missing certain components. In certain cases these instances were the result of existing controls and procedures being circumvented or overridden by Microtune personnel.

Based upon the controls evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures need further refinement to ensure that material information relating to Microtune and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and to ensure that our disclosure controls and procedures better provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with accounting principles generally accepted in the United States (GAAP).

In accordance with SEC requirements, the CEO and CFO note that, since the Evaluation Date we have begun to make improvements to our internal controls and procedures and other changes were made that could significantly affect our internal controls and procedures.

In June 2003, we implemented a whistleblower policy. This policy provides a means for our employees to anonymously inform us of (a) unethical business practices, (b) illegal activity, (c) deviations from our policies and procedures, (d) erroneous accounting treatment of business transactions, (e) weaknesses in internal controls, (f) disputes with auditors, and (g) disclosures in SEC reports or other public disclosures that are not full, fair, accurate, timely or understandable.

In July 2003, we implemented a Code of Ethics to promote the honest and ethical conduct of all of our officers and financial executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers. We anticipate that additional internal disclosure controls and new internal auditing controls and procedures will be adopted and implemented as a result of the inquiry.

In addition, we have revised our revenue recognition procedures such that revenue for product sales that is not recognized upon shipment or upon receipt by our customer is deferred and is generally not recognized until we receive payment from our customer.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all inaccuracies, errors or fraud. When we evaluated our control systems, we considered alternative controls and their benefits relative to their additional costs. We believe that the inherent limitations in all control systems, including ours, prevent absolute assurance that all inaccuracies, errors or fraud will be detected. In the future, including as a result of conclusions and recommendations from the inquiry of our Audit Committee, we anticipate additional changes may be made to our disclosure controls and procedures and our internal controls and procedures.

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

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. On April 17, 2003 a preliminary injunction was issued that prohibits Broadcom from making, using, marketing, selling or distributing in the U.S. any technology found by the jury to infringe our patent. Several post-trial motions are still pending, including Microtune’s motion regarding enhanced damages, attorney’s fee, and permanent injunction issues. Broadcom has announced that it intends to appeal the verdict.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against the Company. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,377,315B1. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss.

On January 24, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents are also the subject of the March 3, 2003 action described below. The complaint seeks monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes any of the listed patents. The case has been stayed pending resolution of the March 3, 2003, action described below. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

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

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035. While we intend to vigorously oppose this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

Anti-Trust Litigation

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. Microtune amended its compliant to allege violation of the Sherman Act and Clayton Act, as well as the Texas Anti-Trust Act. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities including bundling its tuner together with its demodulator chips in attempts to exclude Microtune and other competitors from a substantial share of the tuner and cable modem markets. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

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

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Microtune defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Microtune defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

On August 4, 2003, we received notification that Microtune is the subject of an investigation by the U.S. Securities and Exchange Commission (SEC). The SEC advised that the process under way is a fact-finding investigation and that it has not reached any conclusions regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to our recently concluded internal inquiry commissioned by the Audit Committee of our Board of Directors.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 16, 2003, we filed a Form 8-K with the SEC to announce, among other things, the delay of our Form 10-K for the year ended December 31, 2002 and the release of our first quarter 2003 results.

On April 24, 2003, we filed a Form 8-K with the SEC to announce that we received a NASDAQ Staff Determination on April 17, 2003 indicating that we failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that we were therefore, subject to delisting from the NASDAQ National Market.

On April 28, 2003, we filed a Form 8-K with the SEC to announce that William L. Housley resigned from his position as the President and Chief Operating Officer.

On April 30, 2003, we filed a Form 8-K with the SEC to announce, among other things, the restatement of our financial results for 2001 and adjustments for the previously reported first three unaudited quarters of 2002.

On May 20, 2003, we filed a Form 8-K with the SEC to announce, among other things, the filing of our Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the three months ended March 31, 2003, about mid-June 2003.

On June 5, 2003, we filed a Form 8-K with the SEC to announce, among other things, the filing of our Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the three months ended March 31, 2003, in July 2003.

On June 30, 2003, we filed a Form 8-K with the SEC to announce that Douglas J. Bartek resigned from his position as the Chairman of the Board, Chief Executive Officer and President.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003

/s/ NANCY A. RICHARDSON Nancy A. Richardson Chief Financial Officer (Principal Financial and Accounting Officer)