Form 10-Q
period 2003-09-30
MICROTUNE INC
filed 2003-11-14
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2003, approximately 50,969,512 shares of the Registrant’s Common Stock, $0.001 par value per share were outstanding.

Microtune, Inc.

FORM 10-Q

September 30, 2003

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

PART I.

Financial Information

Item 1. Financial Statements

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$81,262	$106,278
Accounts receivable, net	2,531	7,625
Inventories	5,482	11,852
Other current assets	5,770	2,008

Total current assets	95,045	127,763
Property and equipment, net	9,261	17,805
Intangible assets, net	7,502	10,599
Other assets and deferred charges	916	929

Total assets	$112,724	$157,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,066	$8,681
Accrued compensation	1,631	1,434
Accrued expenses	6,382	15,009

Total current liabilities	15,079	25,124
Other non-current liabilities	1,345	1,283
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized – 25,000 shares Issued and outstanding shares – none	—	—
Common stock, $0.001 par value
Authorized – 150,000 shares Issued and outstanding shares – 50,953 and 49,917 respectively	51	50
Additional paid-in capital	436,615	437,787
Unearned stock compensation	(2,438)	(8,865)
Loans receivable from stockholders	(29)	(397)
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(336,911)	(296,898)

Total stockholders’ equity	96,300	130,689

Total liabilities and stockholders’ equity	$112,724	$157,096

See accompanying notes.

Microtune, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated – Note 2)		(Restated – Note 2)
Net revenue	$8,975	$13,543	$35,573	$53,841
Cost of revenue	10,549	8,311	30,036	33,591

Gross margin	(1,574)	5,232	5,537	20,250
Operating expenses:
Research and development:
Stock option compensation	375	2,575	2,057	7,729
Other	5,014	9,729	17,243	29,968

	5,389	12,304	19,300	37,697
Selling, general and administrative:
Stock option compensation	121	706	1,667	2,166
Other	9,510	5,906	23,687	16,136

	9,631	6,612	25,354	18,302
Restructuring	(478)	4,457	(378)	4,511
Amortization of intangible assets	1,047	2,691	3,183	8,078

Total operating expenses	15,589	26,064	47,459	68,588

Loss from operations	(17,163)	(20,832)	(41,922)	(48,338)
Other income (expense):
Interest income	492	712	1,085	2,322
Foreign currency gains (losses), net	(218)	(1,051)	1,106	(1,747)
Other	(127)	20	88	(51)

Loss before provision for income taxes	(17,016)	(21,151)	(39,643)	(47,814)
Income tax expense	125	386	370	784

Net loss	$(17,141)	$(21,537)	$(40,013)	$(48,598)

Basic and diluted loss per common share	$(0.34)	$(0.40)	$(0.80)	$(0.92)

Weighted-average shares used in computing basic and diluted loss per common share	50,505	53,415	50,149	52,919

See accompanying notes.

Microtune, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
		(Restated – Note 2)
Operating activities:
Net loss	$(40,013)	$(48,597)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,491	4,648
Amortization of intangible assets	3,183	8,078
Non-cash restructuring costs	1,360	3,262
Foreign currency (gains) losses, net	(1,106)	1,747
Amortization of deferred stock option compensation	3,724	9,895
Loss on sale of Philippine assets	672	—
Gain on sale of MHDC	(1,627)	—
Other non-cash charges (credits)	491	(132)
Changes in operating assets and liabilities:
Accounts receivable, net	5,094	(3,520)
Inventories	888	(7,757)
Other assets	1,143	147
Accounts payable	(1,326)	1,606
Accrued expenses	(7,308)	(1,548)
Other liabilities	468	—
Accrued compensation	246	64

Net cash used in operating activities	(28,620)	(32,107)
Investing activities:
Purchases of property and equipment	(533)	(3,966)
Sale of property and equipment	467	125
Proceeds from sale of Philippine manufacturing assets	2,697	—
Sale of MHDC	(934)	—
Loans receivable	(46)	(130)
Acquisition of intangible assets	(364)	(344)

Net cash provided by (used in) investing activities	1,287	(4,315)
Financing activities:
Proceeds from issuance of common stock	1,106	1,282
Repurchases of common stock	—	(1,033)
Loans receivable from stockholders	105	(194)
Other, net	—	(260)

Net cash provided by (used in) financing activities	1,211	(205)
Effect of foreign currency exchange rate changes on cash	1,106	(1,747)

Net decrease in cash and cash equivalents	(25,016)	(38,374)
Cash and cash equivalents at beginning of period	106,278	173,149

Cash and cash equivalents at end of period	$81,262	$134,775

See accompanying notes.

Microtune, Inc.

Notes to Consolidated Financial Statements

September 30, 2003

(unaudited)

1. Summary of Significant Accounting Policies

Description of business

Microtune, Inc. was incorporated on May 28, 1996 and commenced operations on August 21, 1996. We operate in a single industry segment, designing and marketing radio frequency (RF) silicon (semiconductors) and subsystem module solutions for the worldwide broadband communications and transportation electronics markets. We also design and market selected Bluetooth™ wireless connectivity products.

General

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2003 and 2002 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2003 have been made. Results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the broadband and automotive markets, competition in our markets, dependence on a few significant customers, lengthy sales cycle, dependence on third party manufacturers and subcontractors, dependence on third party distributors in certain markets, technological changes and dependence on the successful development of products and marketing of new products, international operations and foreign currency fluctuations, intellectual property rights, potential litigation costs and product liability.

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

Inventories

Our inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. For the three and nine months ended September 30, 2003 we reduced the carrying value of our Bluetooth™ wireless inventories by $1.3 million and $4.0 million, respectively. See Note 14. In addition, for the three months ended September 30, 2003 we reduced the carrying value of our other inventories by $1.4 million that was deemed in excess of our current demand forecast as of September 30, 2003 and we wrote-off an additional $2.4 million of which $0.9 million was Bluetooth™ wireless inventory, related to the repurchase of raw material which was excess to our manufacturing plans under the terms of our agreement with TFS.

Property and Equipment

Our property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets, which consist primarily of patents and customer base, have been recorded as the result of our business or asset acquisitions and are being amortized on the straight-line basis over 3 to 5 years.

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of the carrying amount of an asset to projected undiscounted cash flows expected to be generated by the assets or business center. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. For the three and nine months ended September 30, 2003, we recorded $0.6 million and $1.1 million, respectively, for acceleration of depreciation for excess equipment resulting from the sale of our manufacturing assets in the Philippines. See Note 11.

Revenue Recognition

We recognize revenue when we have received a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable, and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the specific agreement. Royalty revenue is recognized upon receipt of cash payments from the licensee of royalty-bearing products.

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

Research and Development Costs

Our research and development expenses consist of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred as our current process for developing our products is essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

Shipping and Handling Costs

Shipping and handling costs that we incur related to product shipments to customers are included in selling, general and administrative expenses.

Warranty Costs

We provide a minimum of a one-year warranty on all products and record a related provision for estimated warranty costs at the date of sale. Estimated warranty costs are recorded at the date of sale based on a percentage of revenues derived from our historical warranty costs. In addition, we record specific warranty provisions for any identified individual product issues.

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	September 30,
	2003	2002
Stock options	7,046	8,083
Restricted common stock	29	323
Employee stock purchase plan	99	374

Total anti-dilutive securities excluded	7,174	8,780

Stock-Based Compensation

At September 30, 2003, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through September 30, 2003, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant and as a result of the Transilica acquisition under the provisions of APB No. 25. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of September 30, 2003 and December 31, 2002, unearned deferred stock compensation was $2.4 million and $8.9 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was one year at September 30, 2003.

During October 2002, we established a program whereby each employee with outstanding stock options was given the opportunity to cancel some or all of their option grants in exchange for a promise by us to grant a new stock option in six months and two days from the date of the employee’s election to cancel options. The new grants were for the same or lesser number of options cancelled and have an exercise price equal to the market value at the date of the new grant. New grants under this program were 6/54 vested on the date of the grant and vest 1/54 each month thereafter. The program ended on October 31, 2002 and 1,884,413 shares were cancelled, resulting in a charge to stock compensation expense of $0.9 million. In April and May of 2003, 1,494,037 new options were granted to employees with fair market value exercise prices ranging from $1.76 to $2.54 per share pursuant to the program. No additional stock compensation expense resulted from the new grants.

For the quarter ended September 30, 2003, we have granted to our employees 2,916,059 stock options with exercise prices ranging from $2.20 to $2.70 per share. The stock options generally vest over the next four years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated – Note 2)		(Restated – Note 2)
Net loss, as reported	$(17,141)	$(21,537)	$(40,013)	$(48,598)
Add stock compensation expense recorded under the intrinsic value method	496	3,281	3,724	9,895
Less pro forma stock compensation expense computed under the fair value method	(1,692)	(3,567)	(5,811)	(10,472)

Pro forma net loss	$(18,337)	$(21,823)	$(42,100)	$(49,175)

Basic and diluted pro forma loss per common share	$(0.36)	$(0.41)	$(0.84)	$(0.93)

Risk Concentrations

Financial instruments that potentially subject Microtune to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At September 30, 2003, approximately 59% of our net accounts receivable were due from five of our customers. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have been generally adequate to cover our actual credit losses.

We depend on third party subcontractors to manufacture all of our integrated circuit products and modules. We do not have long-term supply agreements with our subcontractors, and we obtain integrated circuit products on a purchase order basis. The inability of a third party foundry to continue manufacturing our integrated circuits could have a material adverse effect on our operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components for module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship modules to customers.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. We do not currently have any interests in variable interest entities and, accordingly, adoption of FIN 46 did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires us to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial position, results of operations or cash flows.

2. Restatement of Financial Statements

In February 2003, our Audit Committee, under the direction of our Board of Directors, retained John M. Fedders, a former Director of the Division of Enforcement of the Securities and Exchange Commission, as independent counsel to inquire into the events related to significant negative adjustments to preliminary recorded revenue for products shipped in the fourth quarter of 2002. The inquiry was subsequently expanded to include all of 2001 and 2002. The inquiry was concluded in July 2003.

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

Our financial statements as of and for the three months ended September 30, 2002 and related financial information have been restated as follows, (in thousands, except per share data):

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Reported	Restated	Reported	Restated
Statement of operations data:
Net revenue	$24,003	$13,543	$65,424	$35,573
Cost of revenue	15,098	8,311	41,350	30,036
Gross margin	8,905	5,232	24,074	5,537
Loss from operations	(17,159)	(20,832)	(44,001)	(41,922)
Loss before income taxes	(17,478)	(21,151)	(43,472)	(39,643)
Net loss	(17,864)	(21,537)	(44,256)	(40,013)
Basic and diluted loss per common share	$(0.33)	$(0.40)	$(0.84)	$(0.80)
Balance sheet data:
Accounts receivable, net	$24,701	$13,999	$24,701	$13,999
Inventories	14,572	17,907	14,572	17,907
Total current assets	177,358	169,772	177,358	169,772
Total current liabilities	24,695	23,031	24,695	23,031
Accumulated deficit	(155,260)	(162,633)	(155,260)	(162,633)
Total stockholders’ equity	275,419	268,045	275,419	268,045

3. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Gross accounts receivable	$4,075	$10,587
Allowance for doubtful accounts	(259)	(375)
Deferred revenue	(1,285)	(2,587)

Accounts receivable, net	$2,531	$7,625

4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Finished goods	$4,312	$3,736
Work-in-process	1,170	4,279
Raw materials	—	3,837

Total inventory	$5,482	$11,852

5. Intangible Assets

Amortization expense on intangible assets was $1.0 million and $2.7 million for the three months ended September 30, 2003 and 2002, respectively, and $3.2 million and $8.1 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	September 30, 2003			December 31, 2002
		Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount
Developed technology	—	$—	$—	$—	$567	$224	$343
Patents	1.85	11,408	4,931	6,477	11,046	2,430	8,616
Customer base	0.9	3,118	2,374	744	3,118	1,930	1,188
Other	0.35	1,190	909	281	1,190	738	452

Total		$15,716	$8,214	$7,502	$15,921	$5,322	$10,599

The following table sets forth the estimated future amortization of intangible assets as of September 30, 2003 (in thousands):

Year Ending December 31,
2003	$1,045
2004	4,171
2005	2,202
2006	84

6. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Prepaid director and officer insurance	$4,033	$802
Other	1,737	1,206

Total other current assets	$5,770	$2,008

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Accrued warranty obligation	$233	$407
Accrued income taxes	893	3,084
Accrued restructuring costs (Note 11)	271	4,936
Accrued non-cancelable inventory purchase obligations	—	1,671
Accrued legal fees	1,797	314
Accrued legal matters	1,300	847
Other	1,888	3,750

Total accrued expenses	$6,382	$15,009

8. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at December 31, 2002 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carryforward of approximately $118.3 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $3.0 million, that begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for the three and nine months ended September 30, 2003 and 2002. consists of foreign income taxes and U.S. state income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

9. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We lease our facilities in San Diego, California, which are primarily for research and development activities, under an operating lease that expires in 2004. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of September 30, 2003 are as follows (in thousands):

Year Ending December 31,
2003	$889
2004	2,435
2005	1,164
2006	594
2007	426
Thereafter	5,856

$11,364

As of September 30, 2003, future minimum payments required under the operating lease for the facility in Germany include $3.1 million guaranteed by Microtune KG relating to obligations issued to finance the land and building.

Rent expense for the three months ended September 30, 2003 and 2002, was $0.5 million and $0.8 million, respectively. Rent expense for the nine months ended September 30, 2003 and 2002, was $1.9 million and $2.5 million, respectively.

Purchase Commitments

Under the terms of our agreement with TFS (Note 11), we may become obligated to purchase additional raw material during 2004. Our maximum obligation to purchase raw materials inventory under this agreement as of September 30, 2003, is approximately $3.0 million.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect Microtune due to legal costs and expenses, diversion of management resources and other factors. Except as described below, we are not currently a party to any material litigation.

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded Microtune its reasonable attorneys’ fees, costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. The parties are still briefing the reasonableness of Microtune’s attorneys’ fees request. Broadcom appealed all other issues to the Court of Appeals for the Federal Circuit.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,377,315B1. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss. On August 18, 2003, the Court dismissed all of Broadcom’s claims against Microtune with prejudice. The Court awarded Microtune its costs of suit.

On January 24, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents are also the subject of the March 3, 2003 action in the U.S. International Trade Commission described below. The complaint seeks monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes any of the listed patents. The case has been stayed pending resolution of the March 3, 2003, action described below. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC has appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 began on November 12, 2003. Judge Harris will make an initial determination in the case thereafter. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s U.S. Patent No. 5,737,035. The case is scheduled to go to trial on June 7, 2004. On October 30, 2003, Broadcom moved to stay this case. Microtune intends to oppose Broadcom’s motion for stay. While we intend to vigorously litigate this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

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

Initial Public Offering Litigation

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and current General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants have filed motions to dismiss Plaintiffs’ claims, which have not been ruled on at this time. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

On October 30, 2003, two stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. To our knowledge, service has not been effected on Microtune or any of the individual defendants. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the U.S. Securities and Exchange Commission (SEC). The SEC advised that the process under way is a fact-finding investigation. The SEC has not advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the concluded internal inquiry commissioned by the Audit Committee of our Board.

Other Litigation

On July 23, 2001, Maxim Integrated Products, Inc. (Maxim) filed a lawsuit alleging breach of contract, breach of guaranty, open book account, and goods sold and delivered, in the Superior Court of the State of California, County of Santa Clara, against Microtune. The lawsuit alleges that Microtune failed to render payment to Maxim for products ordered by our indirectly-owned subsidiary, NSF Technologies (Phils.), Inc. (f/k/a/ NSF RF Technologies Corporation). The case is scheduled to go to trial on February 9, 2004. While we intend to vigorously defend this suit, we have accrued, as of September 30, 2003, our current estimate of loss. We are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

10. Stockholders’ Equity

On July 19, 2002, our Board authorized a stock repurchase program to acquire outstanding Microtune common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase up to approximately 5.3 million of our outstanding shares. Since the beginning of the program through January 31, 2003 we purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million pursuant to this program. In February 2003, the Board of Directors suspended the repurchase program. The repurchase program may be reconsidered in the future.

11. Restructuring Costs

Beginning in the third quarter of 2002, we initiated a restructuring of our operations in light of the continued economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to strengthen our ability to focus on core strategic competencies and reduce our worldwide operating costs.

On March 27, 2003, we signed a manufacturing agreement with Three-Five Systems (TFS), a worldwide supplier of engineering and manufacturing services, whereby TFS will manufacture, assemble and test our RF tuner modules and wireless module products in TFS’ existing manufacturing facility in Manila, Philippines. As part of the agreement, we sold most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million, consisting of $1.7 million in cash, an escrow payment of $3.5 million and a note receivable of $2.7 million. We received the escrow amount in the second quarter. In the third quarter of 2003, in accordance with our agreement with TFS, we determined that we would repurchase $2.4 million of raw material inventory which was excess to our manufacturing plan. We reduced the notes receivable mentioned above by the $2.4 million as of September 30, 2003. In the fourth quarter of 2003 we received $0.3 million in cash for the remaining balance of the note receivable. We also contracted with TFS to provide nearly all of our current demand for fully-assembled RF subsystems. As a result of the sale of assets to TFS, we reduced our payroll by approximately 1,000 employees. We charged restructuring costs $1.4 million in the first quarter of 2003 as a result of this sale, including employee severance and benefits, and settlement of our lease obligations and the loss on the disposal of the assets.

Restructuring costs in the second quarter of 2003 include $0.6 million in employee severance and benefits due to additional workforce reductions, principally at our facility in San Diego, CA as a result, we reduced our payroll by 36 employees. On April 23,

2003, we sold our design center in Holland (MHDC) to the Micronas Group resulting in a gain of approximately $1.6 million, which is included as a credit in restructuring. As a result of this sale, we reduced our payroll by 23 employees.

During the third quarter of 2003, we negotiated a favorable settlement of a software license agreement which reduced future payments for licenses previously used at two of our locations. This resulted in a $0.3 million decrease of our restructuring accrual as of September 30, 2003.

The following table summarizes our restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs (credits)	Total
Balance at December 31, 2002	$1,666	$2,165	$1,105	$4,936
Provision	1,158	413	474	2,045
Changes in prior estimates	(123)	(995)	321	(796)
Sale of MHDC	(82)	(533)	(1,012)	(1,627)
Non-cash charges	(427)	—	(137)	(564)
Cash payments	(2,156)	(816)	(751)	(3,723)

Balance at September 30, 2003	$36	$235	$—	$271

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 7. All remaining cash payments related to these restructurings are expected to be made by the end of 2004.

12. Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated – Note 2 )		(Restated – Note 2)
North America	$3,385	$3,325	$11,733	$13,363
Europe	2,010	4,055	8,726	12,320
Asia Pacific	3,554	6,163	15,033	28,158
Other	26	—	81	—

Total	$8,975	$13,543	$35,573	$53,841

Sales to Panasonic accounted for approximately 10% of consolidated net revenue for the three months ended September 30, 2003. Sales to Ambit Microsystems, Daimler Chrysler, Cal-Comp Electronic, BCD Microelectronics and Panasonic accounted for approximately 17%, 16%, 16%, 13% and 10%, respectively, of consolidated net revenue for the three months ended September 30, 2002. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 17%, 17% and 10%, respectively, of consolidated net revenue for the nine months ended September 30, 2003. Sales to Daimler Chrysler, Cal-Comp Electronic, and Askey accounted for approximately 19%, 11% and 10%, respectively, of consolidated net revenue for the nine months ended September 30, 2002. We recognized 17% of our net revenue upon receipt of payment from our customers for both the three months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003 and 2002, we recognized 30% and 16%, respectively, of our net revenue upon receipt of payment from our customers.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 60% and 89% of our net revenue for the three months ended September 30, 2003 and 2002, respectively, and 69% and 77% of our net revenue for the nine months ended September 30, 2003 and 2002, respectively.

The locations of property and equipment are summarized below (in thousands):

	September 30, 2003	December 31, 2002
North America	$6,469	$8,770
Europe	1,501	1,937
Asia Pacific	96	154
Philippines	1,195	6,944

Total	$9,261	$17,805

13. Resignation of Chairman of the Board, CEO and President

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

14. Subsequent events

On October 16, 2003, we announced that we were initiating a process to divest our narrowband wireless communications business, located in San Diego, CA, which was focused on products developed with Bluetooth™ and our CableFree USB™ technologies. As a result of this action, we expect to reduce our payroll by approximately 27 employees in the fourth quarter of 2003.

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

We caution investors that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding risk set forth under the caption “Factors Affecting Operating Results and Stock Price” below and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

Unless otherwise noted, all references to our quarterly results for the quarter ended September 30, 2003 in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” will refer to our restated results for such period.

Overview

Microtune, Inc. designs and markets radio frequency (RF) silicon (semiconductors) and subsystem module solutions for the worldwide broadband communications and transportation electronics markets. Our mission is to develop and sell integrated circuit (IC) and module products and technology for the delivery of broadband video, audio and data to consumers and businesses.

Our expertise in RF, analog and to a lesser extent digital technologies allows us to deliver ICs and complete subsystem module solutions (called Modules or MicroModules) that permit the delivery and exchange of broadband information using terrestrial (off-air) and/or cable communications systems.

Our products include tuners, amplifiers, transceivers and upconverters. When integrated into our customers’ commercial or consumer equipment, our products permit the transmission and reception of RF signals that contain video, audio and/or data. Our products are used in a range of applications, including digital set-top boxes, cable high-speed internet access, digital and high-definition television, TV on a PC, in-car audio and video, and cable-based digital phone service.

Today, our products principally are marketed to original equipment manufacturers (OEMs) in the following two markets:

•	Cable and Terrestrial Broadband Communications

This market includes products that send and receive cable and terrestrial broadband signals. Our Cable Broadband products are designed for use in RF electronics from the cable head-end upconverter to consumer access and gateway devices, including cable modems, digital and analog set-top boxes, digital televisions and cable telephony systems. Our Terrestrial Broadband products are designed for use in off-air applications including digital and analog television sets and their companion appliances (VCRs, High Definition Television (HDTV) projection displays, liquid crystal displays (LCDs), digital set-top boxes, and digital personal video recorders), and PC/TV multimedia products.

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

In the fourth quarter of 2003, we announced that we were initiating a process to divest our narrowband wireless communications business, located in San Diego, CA, which was focused on products developed with Bluetooth™ and our CableFree USB™ technologies. As a result of this action, we expect to reduce our payroll by approximately 27 employees, and we may incur a related loss between $2.0 million and $3.0 million.

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

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable, and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the specific agreement. Royalty revenue is recognized upon receipt of cash payments from the licensee of royalty-bearing products.

Our revenue is recorded based on the facts currently known to us. If we do not meet the criteria above, we do not recognize revenue. For example, if we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Terms of agreements with customers that impact our ability to determine the amount we will ultimately collect include stock rotation rights, rights to return unsold product, price protection, payment terms conditional on sale or use of the product by our customer and other extended payment terms. In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. For example, for the three months ending September 30, 2003, we recognized 17% of our net revenue upon receipt of payment compared to 41% of our net revenue for the three months ended June 30, 2003. Until we receive payment from these customers, we present deferred revenue as a reduction of the related accounts receivable.

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

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. For the three and nine months ended September 30, 2003 we reduced the carrying value of our Bluetooth™ wireless inventories by $1.3 million and $4.0 million, respectively. In addition, for the three months ended September 30, 2003 we reduced the carrying value of our other inventories by $1.4 million that was deemed in excess of our current demand forecast as of September 30, 2003 and we wrote-off an additional $2.4 million of which $0.9 million was Bluetooth™ wireless inventory, related to the return of raw material which was excess to our manufacturing plans under the terms of our agreement with TFS.

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of the carrying amount of an asset to projected undiscounted cash flows expected to be generated by the assets or business unit. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. For the three and nine months ended September 30, 2003, we recorded $0.6 million and $1.1 million, respectively, for acceleration of depreciation for excess equipment resulting from the sale of our manufacturing assets in the Philippines.

Income Taxes

For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carry-forward of approximately $118.3 million and an unused research and development credit carry-forward of approximately $3.0 million, that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved. If we generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryforward will be recognized.

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net revenue	100	100	100	100
Cost of revenue	118	61	84	62

Gross margin	(18)	39	16	38
Operating expenses:
Research and development:
Stock option compensation	4	19	6	14
Other	56	72	48	56

	60	91	54	70

Selling, general and administrative:
Stock option compensation	1	5	5	4
Other	106	44	67	30

	107	49	72	34
Restructuring costs	(5)	33	(1)	9
Amortization of intangible assets and goodwill	12	20	9	15

Total operating expenses	174	193	134	128

Loss from operations	(192)	(154)	118	(90)
Other income	2	(2)	6	1

Loss before income taxes	(190)	(156)	(112)	(89)
Income tax expense	1	3	—	1

Net loss	(191)	(159)	(112)	(90)

Comparison of the Three and Nine Months Ended September 30, 2003 and 2002

Net Revenue

Total net revenue for the three months ended September 30, 2003 was $9.0 million, compared to $13.5 million for the three months ended September 30, 2002, representing a decrease of 33%. Our net revenue for the nine months ended September 30, 2003 was $35.6 million, compared to $53.8 million for the nine months ended September 30, 2002, representing a decrease of 34%. The declines for both the three and nine months ended September 30, 2003 when compared to same periods of 2002 were due to an overall decline in demand for our broadband communications products; a shift in customer purchasing from modules to silicon products, which have lower average sales prices; and a decline in automotive products due to a design win loss at Daimler Chrysler. We expect to continue to experience increased competitor pressures in the transportation electronics sector.

In general, our net revenue from our sale of automotive products decreases in the third quarter of each year due to the seasonal nature of our sales to automobile manufacturers and their suppliers. We believe this decrease results from automobile factory shutdowns for re-tooling to accommodate automobile model year changeovers. In addition, since the third quarter of 2002, we believe sales by a competitor of its products that were found to willfully infringe one of our patents had and will continue to have a material and negative effect on our net revenue. In the third quarter of 2003, we recognized $0.7 million in royalty revenue related to third party purchases of the competitor’s product that willfully infringes one of our patents.

Sales to Panasonic accounted for approximately 10% of consolidated net revenue for the three months ended September 30, 2003. Sales to Ambit Microsystems, Daimler Chrysler, Cal-Comp Electronic, BCD Microelectronics and Panasonic accounted for approximately 17%, 16%, 16%, 13% and 10%, respectively, of consolidated net revenue for the three months ended September 30, 2002. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 17%, 17% and 10%, respectively, of consolidated net revenue for the nine months ended September 30, 2003. Sales to Daimler Chrysler, Cal-Comp Electronic and Askey accounted for approximately 19%, 11% and 10%, respectively, of consolidated net revenue for the nine months ended September 30, 2002. We recognized 17% of our net revenue upon receipt of payment from our customers for both the three months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003 and 2002, we recognized 30% and 16%, respectively, of our net revenue upon receipt of payment from our customers.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 60% and 89% of our net revenue for the three months ended September 30, 2003 and 2002, respectively, and 69% and 77% of our net revenue for the nine months ended September 30, 2003 and 2002, respectively.

Cost of Revenue

Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, customs expenses, warranty costs and inventory charges. We also incur cost for the depreciation of our test and handling equipment and logistics. Our raw materials costs may increase due to price fluctuations and cyclical demand for those materials. We may not be able to pass cost increases on to our customers.

Cost of revenue as a percentage of net revenue was 118% and 61% for the three months ended September 30, 2003 and 2002, respectively. Cost of revenue as a percentage of net revenue increased to 84% for the nine months ended September 30, 2003 compared to 62% for the nine months ended September 30, 2002. Our cost of revenue for the three and nine months ended September 30, 2003 increased compared to the same periods for 2002 primarily due to write-down of our Bluetooth™ wireless inventories of $1.3 million and $4.0 million, respectively. For the three months ended September 30, 2003 cost of revenue was also impacted by a charge of $2.4 million related to the repurchase of raw material which was excess to our manufacturing plans under the terms of our agreement with TFS, of which $0.9 million was Bluetooth™ wireless inventory, and an additional write-down of inventories of $1.4 million that were deemed in excess of our current demand forecast. In addition we recorded $0.6 million and $1.1 million, for the three and nine months ended September 30, 2003, respectively, for acceleration of depreciation for excess equipment resulting from the sale of our manufacturing assets in the Philippines.

Research and Development

Our research and development expenses consist of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred as our current process for developing our products is essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

Research and development expenses, including non-cash stock compensation, for the three months ended September 30, 2003 and 2002 were $5.4 million, or 60% of net revenue, and $12.3 million, or 91% of net revenue, respectively. Research and development expenses, including non-cash stock compensation, for the nine months ended September 30, 2003 and 2002 were $19.3 million, or 54% of net revenue, and $37.7 million, or 70% of net revenue, respectively. Stock option compensation related to research and development was $0.4 million and $2.6 million for the three months ended September 30, 2003 and 2002, respectively. Stock option compensation related to research and development was $2.1 million and $7.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in research and development is due primarily to the reduction of number of projects and associated decrease in stock compensation related the reduction in employees worldwide.

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

Selling, general and administrative expenses, including non-cash stock compensation, for the three months ended September 30, 2003 and 2002 were $9.6 million, or 107% of net revenue, and $6.6 million, or 49% of net revenue, respectively. Selling, general and administrative expenses, including non-cash stock compensation, for the nine months ended September 30, 2003 and 2002 were $25.3 million, or 72% of net revenue, and $18.3 million, or 34% of net revenue, respectively. The increase for the three and nine months ended September 30, 2003 was primarily the result of increases in legal expenses. Legal expenses increased by $3.2 million and $6.2 million, for the three and nine months ended September 30, 2003 compared to the same periods for 2002 respectively, due to our lawsuits regarding various patent and shareholder lawsuits. See Part II Item 1, “Legal Proceedings”. In addition, our cost of obtaining directors’ and officers’ insurance has significantly increased. Selling, general and administrative costs for the nine months ended September 30, 2003, include expense of $0.9 million of stock compensation, and $0.5 million for compensation, vacation time, benefits and miscellaneous expense paid to our former CEO, Douglas J. Bartek pursuant to his separation agreement. Stock option compensation related to selling, general and administrative was $0.1 million and $0.7 million for the three months ended September 30, 2003 and 2002, respectively. Stock option compensation related to selling, general and administrative was $1.7 million and $2.2 million the nine months ended September 30, 2003 and 2002, respectively.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2003 and 2002 was $1.0 million and $2.7 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2003 and 2002 was $3.2 million and $8.1 million, respectively. Amortization of intangible assets in 2003 results principally from our combination with Microtune KG and our acquisition of patents from Silicon Wave.

Restructuring Costs

Restructuring costs for the nine months ended September 30, 2003 were a credit of $0.4 million as compared to a charge of $4.5 million for the nine months ended September 30, 2002. The change in 2003 resulted primarily from the sale of the assets of our manufacturing facility in Manila, Philippines in the first quarter of 2003, and the sale of MHDC in the second quarter of 2003 and a change in estimate in the third quarter of 2003 for the remaining restructuring activities. Restructuring costs for the nine months ended September 30, 2003, included employee severance, settlement of our lease obligation and the loss on our disposal of the assets related to our sale of the manufacturing facility in the Philippines. These charges related to our actions taken to reduce operating costs and strengthen our ability to focus on core strategic competencies. Restructuring costs in the second quarter of 2003 include $0.6 million in employee severance and benefits due to additional workforce reductions, principally at our facilities in San Diego, CA. In the second quarter of 2003, we sold MHDC to the Micronas Group, resulting in a gain of approximately $1.6 million, which is included as a credit in restructuring. Restructuring costs in the second quarter of 2003 also include a credit of $0.3 million due to a favorable settlement of a software license agreement. In the third quarter of 2002, we recorded a charge of $4.5 million, $3.2 million of which related to the write-off of intangible assets consisting of employment agreements acquired in the Transilica acquisition and $1.0 million related to the closing of our design center located in Singapore. See Note 11 of our Consolidated Financial Statements.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the three months ended September 30, 2003 and 2002 was $0.5 million and $0.7 million, respectively. Interest income for the nine months ended September 30, 2003 and 2002 was $1.1 million and $2.3 million, respectively. The decrease in interest income is mainly due to the decrease in interest rates and our lower cash and cash equivalents balance for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.

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

For U.S. federal income tax purposes, at December 31, 2002, we had a net operating loss carryforward of approximately $118.3 million and an unused research and development credit carryforward of approximately $3.0 million, that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved.

The provision for the three and nine months ended September 30, 2003 and 2002 consists of foreign income taxes and U.S. state income taxes.

Liquidity and Capital Resources

As of September 30, 2003, we had net working capital of $80.0 million, including $81.3 million of cash and cash equivalents, compared to net working capital of $102.6 million, including $106.3 million of cash and cash equivalents, at December 31, 2002. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

Operating activities used $28.6 million in cash during the nine months ended September 30, 2003 compared to $32.1 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the decrease in cash used from operations is mostly due to reduced research and development costs and a decrease in working capital requirements, partially offset by reduced product margins and higher selling, general and administrative costs. In the third quarter of 2003, we paid an annual director and officer insurance premium of $4.4 million and $2.9 million for previously accrued tax liabilities. Our accounts receivable days sales outstanding (DSO) were 25 for the quarter ended September 30, 2003 compared to 14 for the quarter ended June 30, 2003.

Investing activities generated $1.3 million in cash during the nine months ended September 30, 2003 compared to $4.3 million used in investing activities for the nine months ended September 30, 2002. We received approximately $2.7 million from the sale of the assets of our manufacturing facility in Manila, Philippines in the first quarter of 2003. During the second quarter of 2003, the sale of MHDC resulted in the transfer of approximately $0.9 million in cash to Micronas. Investments in property and equipment used $0.5 million in the nine months ended September 30, 2003, compared to $4.0 million in the nine months ended September 30, 2002. The reduction in capital expenditures in 2003 resulted primarily from the sale of our manufacturing facility.

Financing activities provided $1.2 million in cash during the nine months ended September 30, 2003 compared to $0.2 million used in financing activities for the nine months ended September 30, 2002. We received cash of approximately $1.1 million and $1.3 million net of loans, from the sale of our common stock upon the exercise of employee stock options and from shares purchased under our Employee Stock Purchase Plan during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2002, we also incurred $0.5 million for the remainder of costs from our December 18, 2001 follow-on public offering when we issued 5 million shares of common stock resulting in net proceeds of approximately $109 million.

On July 19, 2002, our Board authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase up to approximately 5.3 million of our outstanding shares. From the beginning of the program through January 31, 2003 we purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million. In February 2003, our Board of Directors suspended the repurchase program. The repurchase program may be reconsidered in the future.

Future Operating Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and foreign locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of September 30, 2003 are as follows (in thousands):

Year Ending December 31,
2003	$889
2004	2,435
2005	1,164
2006	594
2007	426
Thereafter	5,856

$11,364

Purchase Commitments

Under the terms of our agreement with TFS (Note 11), we may become obligated to purchase additional raw material during 2004. Our maximum obligation to purchase raw materials inventory under this agreement as of September 30, 2003, is approximately $3.0 million.

We expect to continue to incur significant operating expenses in the foreseeable future, particularly research and development expenses; sales and marketing expenses; and legal costs and expenses associated with securing, protecting and defending our intellectual property, defending securities litigation cases and related litigation against us and in cooperating with the SEC in its investigation of us. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigations, we may be required to pay the costs of indemnifying and defending certain of our directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. We may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed.

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

The competition for attracting qualified candidates is intense. This is particularly so in the radio frequency (RF) silicon and RF system industries. Our ability to attract qualified candidates is essential to any success we may have in the future. Due to the reasons stated above, our ability to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products may be impaired, perhaps significantly.

Our cash reserves may prove insufficient to sustain our business.

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigations, we may be required to pay the costs of indemnifying and defending certain of our directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. In addition, we are involved in costly and time-consuming litigation in connection with protecting and defending our intellectual property. We are incurring significant legal costs defending the securities litigation and legal costs related to SEC investigation. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business.

Our research and development efforts are critical to our business, may not be successful, and have slowed recently due to distraction of management and reduction of personnel. Our future operating results may be negatively affected as a result.

Any future success we enjoy will depend, in large part, upon our ability to develop new RF products for existing and new markets, our ability to introduce these products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their own new products. The development of new RF products is highly complex and from time to time we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience and delivering performance characteristics such as low power consumption at levels that we have not previously achieved. Under some circumstances, we have failed. For instance, our Bluetooth products have never gained market acceptance.

We have focused recently on reducing the scope and costs of our worldwide operations. In addition, we have recently had significant changes in our executive management ranks. Furthermore, while our research and development expenditures in absolute dollars and on a percentage basis of net revenue have increased in each of the last three years, a significant amount of these expenditures have been in connection with our Bluetooth business, which has almost entirely been written-off as a result of its poor sales. Our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial resources than we have, and some of whom may have substantially greater technical resources than we have. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would result in substantial harm to our operating results.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously harm our business.

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 17%, 17% and 10%, respectively, of consolidated net revenue for the nine months ended September 30, 2003. Sales to Daimler Chrysler, Cal-Comp Electronic and Askey accounted for approximately 19%, 11% and 10%, respectively, of consolidated net revenue for the nine months ended September 30, 2002. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 69% and 77% of our net revenue for the nine months ended September 30, 2003 and 2002, respectively. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they come due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At September 30, 2003, approximately 59% of our net accounts receivable were due from five of our customers. While a customer may have the ability to pay on the date of shipment, or we believe the customer has the ability to pay on the date of the credit decision, their financial condition could change and there is no guarantee that the customer will pay the invoices when they come due or ever.

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

We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including the following:

•	most of our customers can stop purchasing our RF products with limited notice to us without incurring any significant contractual penalty;

•	most of our customers typically buy our RF products through a purchase order, which does not require them to purchase a minimum amount of our RF products;

•	many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which may affect their decision to purchase our RF products;

•	some of our customers or potential customers offer or may offer products that compete with our RF products; and

•	our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our RF products.

If we do not maintain or increase sales to existing customers or attract significant new customers, our revenue would diminish and consequently our business would be harmed.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

Historically, the average selling price of our products has decreased over the products’ lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions and product bundling. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

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

Initial Public Offering Litigation

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and current General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants have filed motions to dismiss Plaintiffs’ claims, which have not been ruled on at this time. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

On October 30, 2003, two stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. To date, service has not been effected on Microtune or the individual defendants. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the U.S. Securities and Exchange Commission (SEC). The SEC advised that the process under way is a fact-finding investigation. The SEC has not advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board.

Other Litigation

On July 23, 2001, Maxim Integrated Products, Inc. (Maxim) filed a lawsuit alleging breach of contract, breach of guaranty, open book account, and goods sold and delivered, in the Superior Court of the State of California, County of Santa Clara, against Microtune. The lawsuit alleges that Microtune failed to render payment to Maxim for products ordered by our indirectly-owned subsidiary, NSF Technologies (Phils.), Inc. (f/k/a/ NSF RF Technologies Corporation). The case is scheduled to go to trial on February 9, 2004. While we intend to vigorously defend this suit, we have accrued, as of September 30, 2003, our current estimate of loss. We are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

We intend to vigorously defend the suits against us. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution. The outcome of the litigation may have a material and adverse impact on our results of operations or financial condition in the future.

We purchase various types of insurance, including directors’ and officers’ liability insurance, but there is no guarantee our insurance coverage is sufficient to protect us or that we will be able to obtain such insurnce in the future.

We purchase various insurance policies to cover specifically designated risks in varying amounts. There is no guarantee that when a claim arises under any of the covered risks that our coverage will be sufficient to cover the entire claim or that any specific claim will be covered, even in part, by insurance. Also, there can be no guarantee that we will be able to obtain insurance in the future.

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

Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot assure that our current intellectual property or any intellectual property we may acquire through acquisitions or by other means will be free from third party claims which may be valid. In connection with recent acquisitions, including the Transilica acquisition, we conducted due diligence investigations of the intellectual property of these targeted companies for the purpose of assessing the protection efforts by these companies on their respective intellectual property. We cannot assure that our investigatory efforts uncovered all or any defects related to the protection of intellectual property we acquired. As a result, intellectual property we acquire, including the intellectual property we acquired in the Transilica acquisition or in other acquisitions, may not be free from third party claims. Any third party claims may lead to costly and time-consuming litigation which could harm our business and financial position.

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation that could seriously harm our business.

We are and may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s patent and the infringement was willful. The Court subsequently awarded Microtune $1,529,586 in damages, enhanced this figure by a factor of two based on the willful infringement finding and also award Microtune’s its reasonable attorney’s fees, costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. The parties are still briefing the reasonableness of Microtune’s attorneys’ fees request. Broadcom appealed all other issues to the Court of Appeals for the Federal Circuit. On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against us. No scheduling order has been established for this case as the case has been stayed pending resolution of the action in front of the U.S. International Trade Commission. In addition, on March 3, 2003, Broadcom filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. patent nos. 6,445,039B1 and 5,682,379 which are also the subject of the lawsuit Broadcom filed January 24, 2003. The complaint seeks permanent injunctive relief against Microtune. On October 8, 2003, the Administrative Judge terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 began on November 12, 2003. If we are unsuccessful in the above litigation or other similar claims, then Broadcom and others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

Our ability to sell our RF products may suffer if any outstanding claims of intellectual property infringement against us or one of our customers is valid, if any other third party claims that we or our customers infringe on their intellectual property or if any of our issued patents are proven to be invalid.

The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have resulted in significant and often protracted and expensive litigation. In addition, our customers may be subject to infringement claims for products incorporating our RF products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the infringement claim and request indemnification from us. For example, we could be notified of a claim against one of our customers for which the customer would make a claim for indemnification from us. If the claim resulted in an adverse result for our customer, it may reduce or completely eliminate marketing of its infringing product, which would decrease sales of our RF products to this customer. Further, if our customer prevailed in its claim for indemnification against us, or if we were found to infringe on any other third-party intellectual property, we could be required to:

•	pay substantial damages and royalties on our historical and future product sales;

•	indemnify our customers for their legal fees and damages paid;

•	stop manufacturing, using and selling the infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of some of our processes; or

•	obtain licenses to the technology.

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

Our future success will depend on our ability to continue the successful migration of our customers from our modules that use discrete components to our RF silicon products, or to MicroModules containing the MicroTuner or our other silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products our operating results could be harmed.

We face intense competition in the broadband communications and RF tuner markets which could reduce our market share in existing markets and affect our ability to enter new markets.

The markets we compete in are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and transportation markets. We compete primarily with tuner manufacturers such as Alps, Panasonic, Philips Electronics, Thomson and the TOKO Group, with semiconductor companies such as Anadigics, Analog Devices, Broadcom, Maxim and Philips Electronics, and potentially with companies such as SiGe Semiconductor. Broadcom, in particular, is shipping a silicon tuner chipset that competes with our tuner products in the broadband markets.

Several of our competitors have broader product and service offerings and could bundle their competitive tuner products with other products and services they offer. This competition has resulted and may continue to result in declining average selling prices for our RF products.

Many of our current and potential competitors have advantages over us, including:

•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases;

•	significantly greater financial, sales and marketing, manufacturing, distribution, management, technical and other resources;

•	relationships with potential customers as a result of the sales of other components, which relationships our competitors can leverage into sales of products competitive with our RF products;

•	broader product and service offerings that may allow them to compete effectively by bundling their tuner products either by legal or illegal means; and

•	seasonality of the demand for our customers’ products.

As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products.

Consolidation by industry participants, including in some cases, acquisitions of some of our customers or suppliers by our competitors, or acquisitions of our competitors by our customers or suppliers, could create entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. In fact, some of our suppliers offer or may offer products that compete with our RF products. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets, thereby harming our results of operations.

Many of our products could be adversely impacted and our financial performance harmed if we fail to successfully transition manufacturing operations from our facility to a subcontractor.

We previously operated two manufacturing facilities in Manila, Philippines for the assembly, calibration, and testing of nearly all of our module products. In December 2001, we closed the older of the two facilities, and began transitioning nearly all manufacturing and testing requirements to the newer facility. In March 2003, we began transferring nearly all of our Module and MicroModule manufacturing requirements to Three-Five Systems (TFS). Although there can be no assurance, we believe TFS has the equipment and labor capacity to handle the manufacturing and testing previously performed in our facility. If we are unable to successfully transition the manufacturing operations of our facilities to a subcontractor, we may not meet our manufacturing and testing requirements that could cause a significant delay in our ability to deliver our products and could result in a loss of customers. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, a disruption or delay in the transition from our facilities to a subcontractor could have a material negative impact on our business operations and our financial results.

Our dependence on a single manufacturing facility and a single subcontractor for Modules and MicroModules could jeopardize our operations.

Almost all of our module manufacturing operations are subcontracted to TFS and are conducted at a single facility in Manila, Philippines. This exposes us to manufacturing risks, which may include risks caused by labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. As a result of our dependence on a single manufacturing facility and a single subcontractor for Modules and MicroModules, if we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products and customer loss. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, any disruption or delay in procuring an alternative manufacturing facility could have a negative impact on our business operations and our financial results.

We depend on third-party wafer subcontractors to manufacture all of our integrated circuit products, which reduce our control over the integrated circuit manufacturing process and could increase costs and decrease availability of our integrated circuit products.

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside subcontractors, to produce most of our integrated circuit RF products. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute subcontractors, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB. In addition, our integrated circuit products are specific to one of our two suppliers and substantial lead-time would be required to move the specific product to one of our other suppliers, if it were possible at all.

We depend on third-party subcontractors for integrated circuit packaging and testing, which reduces our control over the integrated circuit packaging process and testing and could increase costs and decrease availability of our integrated circuit products.

Our integrated circuit products are packaged and/or tested by independent subcontractors, including Amkor and ASE using facilities located in South Korea and Philippines. We do not have long-term agreements with Amkor or ASE and typically obtain services from them on a purchase order basis. Our reliance on Amkor and ASE involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of packaging our products. If Amkor or ASE are unable or unwilling to continue to provide packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

We customize a substantial portion of our RF products to address our customers’ specific RF needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

We manufacture a substantial portion of our RF products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies. Because customer-specific RF products are developed for unique applications, we expect that some of our current and future customer-specific RF products may never be produced in volume and may impair our ability to cover our fixed costs. In addition, if our customers fail to purchase these customized RF products from us, we risk having substantial unsaleable inventory. If we have substantial unsaleable inventory, our financial condition would be harmed.

We expect our quarterly operating results to continue to fluctuate.

Our quarterly results of operations have fluctuated significantly in the past and may fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors include:

•	timing, cancellation and rescheduling of significant customer orders, which result in revenue being shifted from one quarter to another;

•	the ability of our customers to procure the necessary components for their end-products that utilize our RF tuners to conduct their operations as planned for any quarter;

•	pricing concessions on volume sales to particular customers for established time frames;

•	slowdowns in customer demand and related industry-wide increases in inventories;

•	our inability to predict our customers’ demand for our products;

•	changes in our product and customer mix between quarters;

•	labor disputes at our subcontractors manufacturing facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	quality problems with our products that result in significant returns;

•	inadequate allocation of wafer capacity for our silicon products and/or allocation of components used in our module products;

•	widespread acts of terrorism or military action occurring anywhere in the world; and

•	Acts of God; force majeure.

Our Quality Certifications are subject to periodic re-evaluation.

We are currently QS9000 certified in our design center in Ingolstadt, Germany. This certification and others are subject to recertification on a periodic basis. The transfer of production activities to the control of TFS could have adverse consequences on our ability to maintain current certifications.

Some of our customers may require us to sign “line down” clauses, liability clauses and/or noninfringement clauses.

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. Such a penalty could be large and if incurred, could severely harm our financial results. We are also subject to product liability clauses and/or intellectual property noninfringement clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer. Such a penalty could be large and if incurred, could severely harm our financial results.

If our customers do not qualify our products or manufacturing lines or the manufacturing lines of our third party suppliers for volume shipments, our revenue may be delayed or reduced.

Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the product. We may not always be able to satisfy the qualifications. Delays or failure to qualify can cause a customer to discontinue use of our products and result in a significant loss of revenue. Because we are consolidating our manufacturing operations into fewer facilities, the manufacturer and the specific facility at which a customer’s products are manufactured may change, resulting in the customer requiring us to re-qualify a facility, a subcontractor or a product.

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

Moreover, we are dependent on our relationships with subcontractors to successfully migrate to newer or better processes. Our foundry suppliers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make newer or better process technologies available to us on a timely or cost-effective basis or if we experience difficulties in migrating to these processes, our competitive position and business prospects could be seriously harmed.

The sales cycle for our RF products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that may not occur when anticipated or at all.

Our customers and sometimes their customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our RF products. As a result, we may expend significant financial and other resources to develop customer relationships before we recognize any revenue from these relationships, and we may never recognize any revenue from these efforts. Our customers’ evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our RF products, and our RF products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management efforts on our part. This process may also require significant engineering and testing on the part of our customers and if our customers do not have sufficient capabilities to complete the process, our revenue could be affected.

Uncertainties involving the ordering and shipment of our RF products could harm our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers in terms of volume of sales. Our terms and conditions typically provide that our customers may cancel orders scheduled to ship outside 90 days. However, in some cases in the past, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, with little or no penalty. Further terms provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers are restricted to the number of days they can push out the ship date. For many of our products, our leadtime is greater than 90 days, therefore in many cases we we routinely manufacture or purchase inventory based on estimates of customer demand for our RF products, which demand is difficult to predict. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship RF products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America were 67% and 75% for the nine months ended September 30, 2003 and 2002, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

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

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany and sales offices in Japan, Taiwan and Korea. Other than IBM, substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and Korea where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

We may be unable to obtain the capital required to grow our business.

Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. However, from time to time, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Further, if we issue equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, the debt securities will have rights senior to those of existing holders of equity securities generally. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could harm our ability to grow our business.

Provisions in our charter documents, Delaware law and our rights plan may deter takeover efforts and in part our stock prices.

Several provisions of our amended and restated certificate of incorporation, amended and restated Bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable and therefore may harm impact stock price. Those provisions include:

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

If we do not anticipate and adapt to evolving industry standards in the RF tuner and broadband communications markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

Products for broadband communications applications often are based on industry standards that are continuously evolving. In some cases, the development of these standards takes longer than originally anticipated. We have often directed our development toward producing RF products that comply with the evolving standards. The delayed development of a standard in our target markets has and could resulted in slower deployment of new technologies, which may harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Further, if new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband communications markets and, in particular, in the RF market, or to develop and introduce new products successfully into these markets, could result in diminished revenue and consequently harm our business.

Other solutions for the broadband communications market will compete with some of our solutions. If these technologies prove to be more reliable, faster or less expensive or become more popular, the demand for our RF products and our revenue may decrease.

Some of our target markets, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line technology. Many of these technologies may compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster or less expensive, reach more customers or have other advantages over RF broadband technology, the demand for our RF products and our revenue may decrease.

Our success depends on the growth of the broadband communications markets generally and the RF product markets specifically.

We derive a substantial portion of our revenue from sales of RF products into markets related to broadband communication applications. These markets are characterized by:

•	intense competition;

•	rapid technological change; and

•	short product life cycles, especially in the consumer electronics markets.

Although the broadband communications markets have grown in the past, these markets may not grow in the future or a significant slowdown in these markets may occur. Furthermore, the markets we serve in particular, the cable set-top box, LCD-TV, PC-TV, plug and play DTV, marketsmay not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the broadband communications markets, the unproven technology of many products addressing these markets and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the RF product markets. In addition, the broadband communications markets are transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the RF product markets are partially dependent upon the market acceptance of products and technologies addressing the broadband communications markets, and we cannot assure you that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

The semiconductor industry is cyclical. If there is a sustained upturn in the semiconductor market, there could be a resulting increased demand for foundry and other subcontracted services, significantly reducing product availability and increasing our costs.

The semiconductor industry periodically experiences increased demand and production capacity constraints. An increased demand for semiconductors could substantially increase the cost of producing our RF products, and consequently reduce our profit margins. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions.

Our customers’ products are subject to governmental regulation.

Governmental regulation could place constraints on our customers and consequently minimize their demand for our RF products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the U.S. Similar governmental agencies regulate our target markets in other countries. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct government regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our RF products will decrease if equipment incorporating our products fails to comply with FCC emissions specifications.

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

Item 4. Controls and Procedures

The rules adopted by the Securities and Exchange Commission (SEC) require that we present the conclusions of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) regarding the effectiveness of our disclosure controls and procedures and internal controls and procedures as of the filing date of this report (the Evaluation Date). We evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Securities and Exchange Act of 1934, as amended, (Exchange Act) and its regulations so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

Our disclosure controls and procedures and internal controls and procedures, no matter how well designed and operated, can provide reasonable, but not absolute, assurance that its objectives will be met. Our disclosure controls and procedures and internal controls and procedures may be rendered ineffective due to faulty judgments in decision-making, or honest errors and mistakes. In addition, our disclosure controls and procedures and internal controls and procedures can be circumvented by the individual acts of a person, or by collusion of two or more people. Management also may fail to observe or may override our disclosure controls and procedures and internal controls and procedures. Due to the inherent limitations in cost-effective control systems, including ours, misstatements caused by error or fraud may occur and not be detected.

We have begun evaluating the effectiveness of the design and operation of our disclosure controls and procedures and internal controls and procedures as of the Evaluation Date for purposes of filing reports under the Exchange Act. Our evaluation is based, in part, on the findings of the recently completed inquiry into the events related to the restatements of our financial statements contained herein and in our annual report on Form 10-K conducted on behalf of our Audit Committee and on the advice of third-party consultants that we have retained. This evaluation was done under the supervision and with the participation of management, including our CEO and CFO. Our CEO and CFO also considered findings of our auditors and our third party consultants.

In past reporting periods, our internal controls related to revenue recognition were not sufficient to ensure that revenue was properly recognized under GAAP, and our controls and procedures over the revenue recognition process were not effective in ensuring that our existing policies and procedures were operating as intended. In some cases, terms contained in agreements with customers were not followed. At times, our controls and procedures related to revenue recognition did not detect that in some cases representatives of Microtune had circumvented controls and agreed to terms with customers beyond our normal terms, including price protection, rights to return products unsold by customers, payment terms that were conditional on the sale or use of our products by our customers, or payment terms extended beyond our normal terms. In addition, on some occasions our internal controls did not detect occurrences of cases where quantities shipped to customers were in excess of quantities included in customer purchase orders or were shipped without valid customer purchase orders. In past reporting periods, we recognized revenue in the wrong accounting period in some cases because delivery to our customers had not been completed due to the shipping terms of the transaction. Finally, our internal controls did not detect that revenue had been recognized on shipments of products that had not completed certain quality test procedures or were missing certain components. In certain cases these instances were the result of existing controls and procedures being circumvented or overridden by Microtune personnel.

Based upon the controls evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures and internal controls and procedures need further refinement to ensure that material information relating to Microtune and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and to ensure that our disclosure controls and procedures better provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with accounting principles generally accepted in the United States (GAAP).

In accordance with SEC requirements, the CEO and CFO note that, since the Evaluation Date we have begun to make improvements to our internal controls and procedures and other changes were made that could significantly affect our internal controls and procedures.

In January 2003, we began requiring each of our sales and sales support personnel and each of our officers to certify for each quarter beginning with the quarter ended December 31, 2002 that, except as disclosed to us, he or she has not entered into any verbal agreements or written agreements on our behalf that are outside our standard terms and conditions.

Regarding credit policy compliance, in May 2003 we alerted our sales and sales support staff that strict observance of all terms of our credit policy, including obtaining written authorization, will be required without exception.

In April 2003 for the first quarter of 2003, our accounting department compared all purchase orders received from customers to the corresponding invoices generated by our Enterprise Resource Planning system. Differences were investigated and the results used to determine the appropriate recognition of revenue. We will perform similar comparisons for subsequent quarters. Error rates related to invoicing are tracked and used to monitor compliance with our internal controls.

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

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all inaccuracies, errors or fraud. When we evaluated our control systems, we considered alternative controls and their benefits relative to their additional costs. We believe that the inherent limitations in all control systems, including ours, prevent absolute assurance that all inaccuracies, errors or fraud will be detected. We anticipate that additional refinement of our existing internal disclosure controls and that new internal controls and procedures will be adopted and implemented in the future as a result of the Audit Committee inquiry and on the advice of third-party consultants that we have retained.

PART II .

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

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded Microtune its reasonable attorneys’ fees, costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. The parties are still briefing the reasonableness of Microtune’s attorneys’ fees request. Broadcom appealed all other issues to the Court of Appeals for the Federal Circuit.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,377,315B1. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss. On August 18, 2003, the Court dismissed all of Broadcom’s claims against Microtune with prejudice. The Court awarded Microtune its costs of suit.

On January 24, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents are also the subject of the March 3, 2003 action in the U.S. International Trade Commission described below. The complaint seeks monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes any of the listed patents. The case has been stayed pending resolution of the March 3, 2003, action described below. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC has appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 began on November 12, 2003. Judge Harris will make an initial determination in the case thereafter. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s U.S. Patent No. 5,737,035. The case is scheduled to go to trial on June 7, 2004. On October 30, 2003, Broadcom moved to stay this case. Microtune intends to oppose Broadcom’s motion for stay. While we intend to vigorously litigate this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

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

Initial Public Offering Litigation

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and current General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants have filed motions to dismiss Plaintiffs’ claims, which have not been ruled on at this time. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

On October 30, 2003 two stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. To date, service has not been effected on Microtune or the individual defendants. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the U.S. Securities and Exchange Commission (SEC). The SEC advised that the process under way is a fact-finding investigation. The SEC has not advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board.

Other Litigation

On July 23, 2001, Maxim Integrated Products, Inc. (Maxim) filed a lawsuit alleging breach of contract, breach of guaranty, open book account, and goods sold and delivered, in the Superior Court of the State of California, County of Santa Clara, against Microtune. The lawsuit alleges that Microtune failed to render payment to Maxim for products ordered by our indirectly-owned subsidiary, NSF Technologies (Phils.), Inc. (f/k/a/ NSF RF Technologies Corporation). The case is scheduled to go to trial on February 9, 2004. While we intend to vigorously defend this suit, we have accrued, as of September 30, 2003, our current estimate of loss. We are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

Item 2. Changes In Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On September 17, 2003, we held our 2003 Annual Meeting. We received 42,728,975 shares represented by valid proxies and no shares voted in person, constituting 84.81% of the 50,379,717 shares outstanding on the record date of August 8, 2003.

With regard to the proposals offered for consideration, the following votes were cast:

Proposal 1: Election of Directors

Nominee	For	% of Voting	Withheld	% of Voting
James H.Clardy	38,323,395	89.69	4,405,580	10.31
William P. Tai	41,806,084	97.84	922,891	2.16

Proposal 2: Ratification of Ernst & Young LLP as Auditors

	Shares	% of Voting
For	42,025,793	98.35
Against	698,372	1.63
Abstain	4,810	0.02

Proposals by stockholders that are intended to be presented at our next Annual Meeting of Stockholders (the 2004 Annual Meeting) must be received by us at our principal executive offices no later than January 7, 2004, in order to be considered for possible inclusion in the Proxy Statement and form of Proxy relating to the 2004 Annual Meeting.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Change of Control Agreement between James A. Fontaine and the Registrant dated August 26, 2003.

10.2	Change of Control Agreement between Albert H. Taddiken and the Registrant dated August 26, 2003.

10.3	Change of Control Agreement between Rob-Roy Graham and the Registrant dated August 26, 2003.

10.4	Change of Control Agreement between Marc Underwood and the Registrant dated August 26, 2003.

10.5	Amended and Restated Employment Agreement between Nancy A. Richardson and the Registrant dated August 13, 2003.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 3, 2003, we filed a Form 8-K with the SEC to announce, among other things, that our common stock would be delisted from the NASDAQ Stock Market effective with the open of business on July 7, 2003.

On July 24, 2003, we filed a Form 8-K with the SEC to announce, among other things, the completion and certain findings of the independent investigation performed by Mr. John M. Fedders on behalf of our Audit Committee.

On August 1, 2003, we filed a Form 8-K with the SEC to announce, among other things, the filing of its Form 10-K for the year ended December 31, 2002 and its Form 10-Q for the three months ended March 31, 2003.

On August 5, 2003, we filed a Form 8-K with the SEC to announce that we received notification that Microtune is the subject of an investigation by the U.S. Securities and Exchange Commission.

On August 13, 2003, we filed a Form 8-K with the SEC to announce, James A. Fontaine as Chief Executive Officer and President and Albert H. Taddiken as Chief Operating Officer. In addition named Rob-Roy J. Graham as Chief Financial Officer effective August 25, 2003.

On August 15, 2003, we filed a Form 8-K with the SEC to announce, among other things, the filing of our Form 10-Q for the three and six months ended June 30, 2003.

On August 18, 2003, we filed a Form 8-K with the SEC to announce, among other things, that a federal court awarded the Registrant double damages and attorney’s fees against Broadcom in its patent infringement lawsuit.

On August 28, 2003, we filed a Form 8-K with the SEC to announce, among other things, that a federal judge ordered a permanent injunction against Broadcom Corporation. The permanent injunction is intended to stop the sale, importing, marketing and shipment in the U.S. of all Broadcom infringing tuners and reference designs for the life of Microtune’s Patent No. 5,737,035.

On September 3, 2003, we filed a Form 8-K with the SEC to announce, among other things, the appointment of Anthony J. LeVecchio to its Board of Directors and to the position of Chairman of the Audit Committee of the Board of Directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003

/s/	ROB-ROY J. GRAHAM
Rob-Roy J. Graham Chief Financial Officer

/s/	MATTHEW MERRITT
Matthew Merritt Vice President of Finance