Form 10-K/A
period 2002-12-31
MICROTUNE INC
filed 2004-03-15
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

MICROTUNE, INC.

FORM 10-K/A

YEAR ENDED DECEMBER 31, 2002

Explanatory Note: Microtune, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2002 that was originally filed on July 31, 2003 (the “Original 10-K”) to (i) supplement the discussion under Item 14 Controls and Procedures and (ii) make certain technical corrections to the text of the certifications of our chief executive officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations under the Securities Exchange Act of 1934, as required by the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this annual report on this Form 10-K/A, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our planned improvements to our internal and disclosure controls, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in “Factors Affecting Future Operating Results and Stock Price” in Item 7, and in “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A. We encourage you to read those sections carefully. You should carefully consider those risks, in addition to the other information in this annual report on this Form 10-K/A and in our other filings with the Securities and Exchange Commission, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report on this Form 10-K/A. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

Events Subsequent to December 31, 2002

Restatements of Financial Statements

This annual report on Form 10-K/A contains restatements of our previously reported financial statements for 2001 and for our quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. In addition, this report contains revisions to our financial results for our quarter ended December 31, 2002 that were reported via a press release on February 20, 2003, and a related current report on Form 8-K filed with the SEC. This annual report on Form 10-K/A should be considered to amend all our previous disclosures with respect to the restated periods.

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

NASDAQ Delisting

On April 17, 2003, we received a NASDAQ Staff Determination stating that our failure to comply with NASDAQ filing requirements subjected our securities to delisting from the NASDAQ Stock Market. This determination was a result of our delinquency in filing this annual report on Form 10-K/A. On May 16, 2003, in an oral hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ Staff Determination, we presented our plan for compliance with NASDAQ filing requirements and requested a stay from the delisting of our securities. We were granted a stay until June 16, 2003. We were not, however, able to become compliant with our reporting requirements by that time. As a result, our securities were delisted from the NASDAQ Stock Market effective July 7, 2003. We sent notice of our intent to appeal the delisting decision on July 11, 2003. There can be no assurance that our appeal to the NASDAQ Listing and Hearing Review Council will be successful. Because we are not current in our periodic reporting requirements under the Securities Exchange Act of 1934, as amended, we are not currently eligible to trade on the OTC Bulletin Board. Our shares of common stock are currently quoted on the “pink sheets,” which may entail higher transaction costs for trades and reduced ability to liquidate shares of our common stock.

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

On April 17, 2003, we received a NASDAQ Staff Determination stating that our failure to comply with the filing requirements for continued NASDAQ listing subjected our securities to delisting from the NASDAQ Stock Market. The determination was a result of our delinquency in filing this annual report on Form 10-K/A. On May 16, 2003, in an oral hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ Staff Determination, we presented our plan for compliance with NASDAQ filing requirements and requested a stay from the delisting of our securities. We were granted a stay until June 16, 2003. We were not, however, able to become compliant with our reporting requirements by that time.

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

Quarterly Financial Information

The following table presents our quarterly financial information for each of the quarters in the years ended December 31, 2002, and 2001.

	2002							2001
	Dec. 31	September 30		June 30		March 31		December 31		September 30		June 30	Mar. 31
		(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)
Consolidated Statements of operations data:
(In thousands, except per share data)
Net revenue	$11,965	$24,003	$13,543	$23,179	$22,034	$18,243	$18,264	$15,976	$11,266	$15,015	$12,148	$14,455	$17,659
Cost of revenue	24,297	15,098	8,311	14,801	14,091	11,450	11,189	10,413	8,082	9,981	8,276	10,101	14,088

Gross margin	(12,332)	8,905	5,232	8,378	7,943	6,793	7,075	5,563	3,184	5,034	3,872	4,354	3,571
Operating expenses:
Research and development:
Stock option compensation	2,793	2,575	2,575	2,577	2,577	2,577	2,577	1,185	1,185	335	335	339	340
Other	6,864	9,729	9,729	10,862	11,162	8,777	9,077	6,235	5,635	4,383	4,383	3,579	3,954

	9,657	12,304	12,304	13,439	13,739	11,354	11,654	7,420	6,820	4,718	4,718	3,918	4,294
Acquired in-process research and development	—	—	—	—	—	—	—	34,106	34,106	—	—	—	—
Selling, general and administrative:
Stock option compensation	708	706	706	702	702	758	758	478	478	363	363	420	614
Other	5,102	5,906	5,906	4,970	4,970	5,344	5,260	4,296	4,385	3,180	3,180	4,249	3,869

	5,810	6,612	6,612	5,672	5,672	6,102	6,018	4,774	4,863	3,543	3,543	4,669	4,483
Restructuring costs	6,872	4,457	4,457	—	—	54	54	3,013	3,013	—	—	—	—
Amortization of intangible assets and goodwill	3,100	2,691	2,691	2,703	2,703	2,684	2,684	2,602	2,601	1,804	1,804	1,804	1,802
Impairment of intangible assets and goodwill	97,616	—	—	—	—	—	—	—	—	—	—	—	—

Total operating expenses	123,055	26,064	26,064	21,814	22,114	20,194	20,410	51,915	51,403	10,065	10,065	10,391	10,579

Loss from operations	(135,387)	(17,159)	(20,832)	(13,436)	(14,171)	(13,401)	(13,335)	(46,352)	(48,219)	(5,031)	(6,193)	(6,037)	(7,008)
Other income (expense)	852	(319)	(319)	488	488	355	355	(354)	(354)	(358)	(358)	(389)	1,157

Loss before income taxes	(134,535)	(17,478)	(21,151)	(12,948)	(13,683)	(13,046)	(12,980)	(46,706)	(48,573)	(5,389)	(6,551)	(6,426)	(5,851)
Income tax expense (benefit)	(271)	386	386	327	327	71	71	297	296	14	14	(185)	(307)

Net loss	$(134,264)	$(17,864)	$(21,537)	$(13,275)	$(14,010)	$(13,117)	$(13,051)	$(47,003)	$(48,869)	$(5,403)	$(6,565)	$(6,241)	$(5,544)

Basic and diluted loss per common share	$(2.66)	$(0.33)	$(0.40)	$(0.25)	$(0.26)	$(0.25)	$(0.25)	$(1.09)	$(1.13)	$(0.14)	$(0.17)	$(0.16)	$(0.14)

Consolidated Balance sheet data:
(In thousands)
Accounts receivable, net	$7,625	$24,701	$13,999	$16,432	$11,842	$13,853	$9,768	$14,580	$10,479	$10,297	$8,490	$9,403	$11,190
Inventories	11,852	14,572	17,907	15,014	15,907	9,498	10,322	9,401	10,150	9,855	10,501	13,203	17,169
Total current assets	127,763	177,358	169,772	183,347	179,331	189,089	185,441	200,725	196,795	93,740	91,960	96,269	102,386
Total current liabilities	25,124	24,695	23,031	22,086	20,557	20,505	18,758	25,310	23,309	13,781	13,944	15,679	15,476
Accumulated deficit	(296,898)	(155,260)	(162,633)	(137,399)	(141,097)	(124,125)	(127,087)	(111,008)	(114,036)	(64,004)	(65,167)	(58,601)	(52,361)
Total stockholders’ equity	130,689	275,419	268,045	290,423	286,725	299,838	296,876	309,786	306,758	120,749	119,586	124,457	129,051

The following table presents our quarterly financial information as a percentage of revenue

	2002				2001
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	203	61	64	61	72	68	70	80

Gross margin	(103)	39	36	39	28	32	30	20
Operating expenses:
Research and development:
Stock option compensation	23	19	12	14	11	3	2	2
Other	57	72	50	50	50	36	25	23

	80	91	62	64	61	39	27	25
Acquired in-process research and development	—	—	—	—	303	—	—	—
Selling, general and administrative:
Stock option compensation	6	5	3	4	4	3	3	3
Other	43	44	23	29	39	26	29	22

	49	49	26	33	43	29	32	25
Restructuring costs	57	33	—	—	26	—	—	—
Amortization of intangible assets and goodwill	26	20	12	15	23	15	13	10
Impairment of long-lived assets	816	—	—	—	—	—	—	—

Total operating expenses	1,028	193	100	112	456	83	72	60

Loss from operations	(1,131)	(154)	(64)	(73)	(428)	(51)	(42)	(40)
Other income (expense)	7	(2)	2	2	(3)	(3)	(2)	7

Loss before income taxes	(1,124)	(156)	(62)	(71)	(431)	(54)	(44)	(33)
Income tax expense (benefit)	(2)	3	2	—	3	—	(1)	(2)

Net loss	(1,122)%	(159)%	(64)%	(71)%	(434)%	(54)%	(43)%	(31)%

Effect of Restatement on Quarterly Trends

From the fourth quarter of 2001 through and including the fourth quarter of 2002, we tended to ship most of our products and recognize most of our quarterly revenue in the last month of each quarter. Our expenses, however, were and continue to be incurred in a more linear fashion. In addition to the practices listed above in Item 1, Audit Committee Inquiry, this increased sales volume at quarter end has strained our internal control procedures, has resulted in accounting errors and omissions at quarters’ end, and has contributed to the restatements of financial results reported in this Annual Report on Form 10-K/A.

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

ITEM 14.    CONTROLS AND PROCEDURES

We have evaluated, with the assistance of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures in effect as of the end of the period covered by this report (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective due to certain weaknesses in internal controls and procedures as disclosed below. The CEO and CFO also have evaluated the effectiveness of our disclosure controls and procedures in effect as of the filing date of this Amended Annual Report on Form 10-K/A and have concluded that they are now effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Our evaluation was based, in part, on the results of our restatement of the financial statements contained in this report directed by the Audit Committee (the Restatement) and the findings of the inquiry (the Inquiry) into the events related to the Restatement. This disclosure controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. Our CEO and CFO also considered findings of our independent auditors.

As a result of the Restatement, which included substantive testing of our balance sheet and statement of operations accounts, and the Inquiry, we discovered certain disclosure controls were not effective to provide reasonable assurance that our consolidated financial statements were fairly presented in conformity with accounting principles generally accepted in the United States (GAAP). Specifically, our internal controls related to revenue recognition were not sufficient to ensure that revenue was properly recognized under GAAP, and our internal controls and procedures covering our revenue recognition process were not effective in ensuring that our existing policies and procedures were operating as intended. In some cases, terms contained in agreements with customers were not followed. In addition, our internal controls and procedures covering revenue recognition did not detect that in some cases representatives of Microtune agreed to terms with customers beyond our normal terms, including price protection, rights to return products unsold by customers, payment terms that were conditional on the sale or use of our products by our customer, or payment terms extended beyond our normal terms. In addition, our internal controls did not detect occurrences where quantities shipped to customers were in excess of quantities included in customer purchase orders or were shipped without valid customer purchase orders. Previously we recognized revenue in the wrong accounting period in some cases because delivery to our customer had not been completed due to the shipping terms of the transaction. Finally, our internal controls did not detect that in some cases revenue had been recognized on shipments of products that had not completed certain quality test procedures or were missing certain components. In certain cases these instances were the result of existing controls and procedures being circumvented or overridden by Microtune personnel.

The CEO and CFO note that since the Evaluation Date we have made improvements to our internal controls and procedures as follows:

In January 2003, we began requiring each of our sales and sales support personnel and all officers to certify for each quarter beginning with the quarter ended December 31, 2002 that on behalf of Microtune he or she has not entered into any verbal agreements or written agreements on behalf of Microtune outside our standard written agreements except as disclosed to us.

Beginning in April 2003, our accounting department compared all purchase orders received from customers to the corresponding invoices generated by our Enterprise Resource Planning system. Differences were investigated and the results used to determine the appropriate recognition of revenue. We have begun to perform similar comparisons for subsequent quarters and intend to continue to do so. Errors related to invoicing are tracked and used to ensure compliance with our internal controls.

Regarding credit policy compliance, in May 2003 we alerted our sales and sales support staff that strict observance of all terms of our credit policy, including obtaining written authorization will be required, without exception.

In June 2003, we adopted whistleblower policies and procedures. These policies and procedures provide a means for our employees to anonymously inform us of, among other things, (a) unethical business practices, (b) illegal activity, (c)a deviations from our policies and procedures, (d) erroneous accounting treatment of business transactions, (e) weaknesses in internal controls, (f) disputes with auditors, and (g) disclosures in SEC reports or other public disclosures that are not full, fair, accurate, timely or understandable.

In July 2003, we adopted a Code of Ethics to promote the honest and ethical conduct of all of our officers and financial executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers.

In July 2003, we hired an outside consulting company to review and provide insight into our internal controls and procedures. As of November 2003, the consulting company found no significant weaknesses in our disclosure controls and procedures.

In August 2003, we separated the position of Chief Financial Officer and General Counsel into two positions each held by a different individual.

PART IV

ITEM 15(A).    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	FINANCIAL STATEMENTS

See Item 8 above.

(2)	FINANCIAL STATEMENT SCHEDULES

See Item 15(d) below.

(3)	EXHIBITS

Exhibit Number

3.1	*	Amended and Restated Certificate of Incorporation.

3.2	***	Second Amended and Restated Bylaws.

10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2	*	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.3	*	2000 Stock Plan and form of agreements thereunder.

10.4	*	2000 Director Option Plan and form of agreements thereunder.

10.5	*	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.10	*	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 Tenth Street, Plano, Texas 75074.

10.11	*	Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.

10.12	*	Contract of Lease dated December 10, 1998 between MX Technology Corporation and Temic RF-Technologies (Phils.), Inc. for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.13	*	Sublease Agreement dated December 10, 1998 between Temic RF-Technologies (Phils.), Inc. and NSF RF-Technologies Corporation for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.14	*	Securities Purchase Agreement dated January 10, 2000, effective December 31, 1999, between HMTF Acquisition (Bermuda), Ltd. and the Registrant.

10.15	*	Asset Purchase Agreement between the Registrant, The Tuner Company and Thomas K. Widmer dated January 10, 2000.

10.18	**	Agreement and Plan of Merger and Reorganization dated October 28, 2001 between the Registrant, Micro Acquisition, Inc., Transilica Inc. and Jason Medelson.

10.21	***	Form of Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent dated as of March 4, 2002 (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.22		Employment Agreement between Douglas J. Bartek and the Registrant dated October 16, 2002.

10.23		Employment Agreement between William L. Housley and the Registrant dated October 24, 2002.

10.24		Employment Agreement between Nancy A. Richardson and the Registrant dated October 24, 2002.

10.25		Sublease Agreement dated December 10, 2002 between Temic RF-Technologies (Phils.), Inc. and NSF RF-Technologies Corporation for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.26		Manufacturing Agreement entered into on March 27, 2003, between Three-Five Systems Inc., and the Registrant.

10.27		Separation Agreement between Douglas J. Bartek and the Registrant dated June 27, 2003.

21.1		Subsidiaries of Registrant.

Exhibit Number

23.1	****	Consent of Ernst & Young LLP, independent auditors.

24.1		Power of Attorney (filed with Original 10-K)

31.1	****	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	****	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	****	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	****	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-36340) declared effective August 4, 2000.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on November 15, 2001, amended on November 24, 2001 and amended on December 5, 2001.
***	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2002.
****	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

MICROTUNE, INC.

By:	/s/ James A. Fontaine
James A. Fontaine
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer and President (Principal Executive Officer	March 15, 2004

By:	/s/ ROB-Roy J. GRAHAM Rob-Roy J. Graham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

By:	* Harvey B. Cash	Director	March 15, 2004

By:	* Walter S. Ciciora	Director	March 15, 2004

By:	* James H. Clardy	Director	March 15, 2004

By:	* Steve Craddock	Director	March 15, 2004

By:	Anthony J. LeVecchio	Director

By:	* William P. Tai	Director	March 15, 2004

By:	A. Travis White	Director

By:	* /s/ NANCY A. RICHARDSON Nancy A. Richardson Attorney-in-Fact

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

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series A Through F Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Unearned Stock Compensation	Loans Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 1999	7,830	8	7,943	$8	$39,107	$(2,288)	$(207)	$—	$(15,023)	$21,605
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	—	—	694	1	337	—	(35)	—	—	303
Issuance of Series E Preferred Stock and warrants to purchase common stock in the combination with HMTF Acquisition (Bermuda), Ltd.	3,319	3	—	—	62,956	—	(1,012)	—	—	61,947
Issuance of Series F Preferred Stock for cash	800	1	—	—	9,599	—	—	—	—	9,600
Issuance of common stock in initial public offering	(11,949)	(12)	29,910	30	66,752	—	—	—	—	66,770
Unearned stock compensation	—	—	—	—	16,479	(16,479)	—	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	4,198	—	—	—	4,198
Payments on loans receivable from stockholders	—	—	—	—	—	—	466	—	—	466
Net loss	—	—	—	—	—	—	—	—	(31,794)	(31,794)
Unrealized foreign currency loss	—	—	—	—	—	—	—	(988)	—	(988)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(32,782)

Balance at December 31, 2000	—	—	38,547	39	195,230	(14,569)	(788)	(988)	(46,817)	132,107
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	—	—	1,774	2	3,898	—	—	—	—	3,900
Issuance of common stock in connection with acquisition of SPaSE B.V	—	—	210	—	2,144	—	—	—	—	2,144
Issuance of common stock in connection with acquisition of Transilica Inc.	—	—	7,206	7	122,072	—	—	—	—	122,079
Issuance of common stock for cash	—	—	5,000	5	108,915	—	—	—	—	108,920
Unearned stock compensation	—	—	—	—	17,822	(17,822)	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	—	—	4,074	—	—	—	4,074
Payments on loans receivable from stockholders	—	—	—	—	—	—	753	—	—	753
Net loss ( restated—Note 2)	—	—	—	—	—	—	—	—	(67,219)	(67,219)

Balance at December 31, 2001 (restated—Note 2)	—	—	52,737	53	450,081	(28,317)	(35)	(988)	(114,036)	306,758
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	—	—	1,862	2	1,802	—	—	—	—	1,804
Repurchases and cancellation of common stock	—	—	(4,582)	(5)	(7,706)	—	—	—	—	(7,711)
Stock options cancelled	—	—	—	—	(6,055)	6,925	—	—	—	870
Amortization of unearned stock option compensation	—	—	—	—	—	12,527	—	—	—	12,527
Issuance of loans receivable from stockholders	—	—	—	—	—	—	(404)	—	—	(404)
Payments on loans receivable from stockholders	—	—	—	—	—	—	42	—	—	42
Return of escrow shares issued in connection with acquisition of SPaSE B.V	—	—	(100)	—	(335)	—	—	—	—	(335)
Net loss	—	—	—	—	—	—	—	—	(182,862)	(182,862)

Balance at December 31, 2002	—	$—	49,917	$50	$437,787	$(8,865)	$(397)	$(988)	$(296,898)	$130,689

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