Form 10-K
period 2003-12-31
MICROTUNE INC
filed 2004-03-15
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

As of January 30, 2004, there were 51,303,952 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $2.95 per share of Registrant’s common stock as quoted by the pink sheets on that date,) was approximately $108,590,181. The Registrant’s shares of common stock are currently quoted on the “pink sheets,” which subject broker-dealers to additional sales practice requirements. For the purpose of this disclosure shares of the Registrant’s common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held May 5, 2004 are incorporated by reference into Part III.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

(1) Proxy statement for the 2004 annual general meeting of stockholders—Part III

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this annual report on this Form 10-K, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies, trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in “Factors Affecting Future Operating Results and Stock Price” in Item 7, and in “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A. We encourage you to read those sections carefully. You should carefully consider those risks, in addition to the other information in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

ITEM 1.	BUSINESS

Website Access to Reports and Other Information

We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge upon request by phone (telephone number: (972) 673-1850), by email to investor@microtune.com, in writing to our Investor Relations department at 2201 10th Street, Plano, Texas 75074 or through our internet web site, www.microtune.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (IC) and subsystem module solutions for the worldwide broadband communications and transportation electronics markets. Our products are used for the delivery of broadband video, audio and data to consumers and businesses. Our expertise in RF and analog technologies allows us to deliver complete RF subsystem solutions (called Modules or MicroModules) that permit the delivery, reception and exchange of broadband information using terrestrial (off-air) and/or cable communications systems. Our products, which include tuners, amplifiers and upconverters, are used in a range of applications, including high-speed cable internet access; analog, digital and high-definition television; TV on a PC; in-car audio and video; and cable-based digital phone service.

Today, our products principally are marketed to original equipment manufacturers (OEMs) in the following two markets:

•	Cable and Terrestrial Broadband Communications

This market includes products that send and/or receive cable and terrestrial broadband signals. Our cable broadband products are designed for use in RF electronics from the cable head-end upconverter to consumer access and gateway devices, including cable modems; digital and analog set-top boxes; analog and digital televisions; and cable telephony systems. Our Terrestrial broadband products are designed for use in off-air applications including digital and analog television sets; VCRs; High Definition Television (HDTV) projection displays; liquid crystal displays (LCDs); digital set-top boxes; digital personal video recorders; and PC/TV multimedia products.

•	Transportation Electronics

This market includes products targeted for mobile environments such as automobile and airline in-flight entertainment systems. Our transportation electronics products range from components for traditional AM/FM radio to components for the emerging entertainment and telematics applications that provide value to mobile consumers including in-car and in-flight video, HD radio™ (digital radio), and remote data systems for traffic avoidance and other mobile services.

We discontinued development of our wireless products in December 2003, allowing us to focus our development efforts on products addressing the broadband communications and transportation electronics markets.

Business Strategy

Our mission is to develop technology and sell ICs and subsystem module products that utilize such technology in the delivery of broadband video, audio and data to consumers and businesses. Key elements of our strategy to accomplish our mission include:

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

Organization

To implement our strategy effectively, our design and applications engineering teams are organized into two specialties: broadband communications and transportation electronics. Our sales, finance, legal, operations and human resources teams are centralized to achieve operational efficiencies.

During 2002 and 2003, we reduced operational costs and structural expenses with the goal of reducing our losses and to achieve profitability. We closed or sold certain design facilities, closed selected sales offices, eliminated development activity on certain products with limited near-term revenue potential, sub-contracted our manufacturing operations and implemented staff reductions.

Markets

During the last 10 years, the worldwide reliance on the internet, the transition to digital technologies, the rise of broadband, mobile and wireless communications, and the growing interrelation of TVs, PCs, cable communications and the internet have fostered dramatic changes in business and consumer electronics. These drivers have propelled the development of new classes of products, based on innovative technologies, that deliver better and faster communications, and new forms of entertainment and information.

•	Broadband Communications

Cable Broadband

According to In-stat/MDR, total worldwide cable subscribers are projected to reach 395 million by 2007. During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of multiple entertainment, information, and telecommunications services. Subscribers for such services grew at a rate of 22% during 2003 according to In-stat/MDR.

The National Cable & Telecommunications Association estimates that from 1996 to year end 2002 U.S. cable operators alone have invested $70 billion to upgrade their infrastructure to deliver consumers more channels, digital and HDTV programming, high-speed data communications, home networking, and two-way interactive services, including digital telecommunications and video-on-demand.

As a part of the upgrade, cable operators continue to deploy new classes of digital consumer equipment that allow users to access a range of enhanced services such as:

•	Cable modems, as stand-alone devices, or as integrated into PCs and set-top boxes, which enable high-speed internet service via two-way cable.

•	Digital interactive set-top boxes, which serve as the home access point for a number of services, including digital entertainment channels and a range of emerging applications such as video-on-demand, subscription video-on-demand, interactive program guides, personal video recorders (PVRs) and interactive TV. In some deployments, the digital interactive set-top box is evolving into a ‘home gateway’, a multifunctional box designed to serve as the distribution ‘hub’ for all residential video, voice and data services.

•	Cable telephony units, which enable digital telephone service to residential and business customers.

The cable industry’s adoption of industry standards, including the CableLabs® standards for DOCSIS® (cable modems) and its support for complementary standards, such as OpenCable™ (digital set-top boxes),

Packet Cable™ (cable telephony) and CableHome™ (home networking), has served as an additional catalyst to fuel the deployment of enhanced broadband services. The standards are designed to ensure interoperability between the customer premises equipment and cable infrastructure (head-end) equipment products of different manufacturers and the head-end equipment of various cable systems, and have stimulated a number of vendors to develop cost-effective, non-proprietary products that can be sold at retail which can operate efficiently and harmoniously in cable environments.

We provide tuners, amplifiers and transceivers for cable modems, set-top boxes and cable telephony systems, which support the two-way transmission of data to and from the consumer and the cable operator’s headend. In the headend itself, we also provide IC and module upconverter products for power, cost and space efficient RF translation for video-on-demand services.

Terrestrial Broadband

As digital video transmission has begun in more countries, the number of markets for digital TV (DTV) sets and related peripheral products has grown. The definition of terrestrial ‘digital TV’ is determined by standards adopted by various countries: the Advanced Television Systems Committee (ATSC) standard is deployed primarily in North America and the Digital Video Broadcast -Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world.

As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail than existing TV, or multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and sound to internet data, can be broadcast using digital transmission. Consumers require new kinds of products to receive these digital services, and manufacturers continue to try different combinations and options to see what consumers will buy. These new DTV products include high and standard definition projection, LCD, and plasma displays, with and without integrated tuners; direct view CRT television sets; digital set-top boxes that decode the digital signal for display on analog TV’s; and digital personal video recorders, and other TV peripherals.

In the U.S., standards issues have impacted widespread DTV deployment, but in 2002, several actions by the Federal Communications Commission (FCC) and industry organizations were taken to foster the adoption of digital television technology. In August 2002, the FCC adopted a plan to require the installation of off-air DTV tuners in nearly all new digital television sets by 2007. As part of the FCC’s five-year plan, the requirement will start with larger, more expensive televisions, and 50% of all digital sets 36 inches and above must comply with the ruling by July 1, 2004. In addition, all TV interface devices that include a tuner (VCRs, DVD players, etc.) must come equipped with DTV tuners by July 1, 2007.

Because different transmission formats are used for digital terrestrial broadcasting and digital cable systems in the U.S., digital televisions in general have not been able to directly receive and decode digital signals from cable operators. Last year, the FCC addressed this shortcoming by adopting rules that will allow televisions to receive digital cable signals without the need for an external set-top box. By creating standards for digital cable ready TV sets, these so-called “plug-and-play” rules are expected to expedite the deployment of DTV products in the coming year.

Even though the U.S. standards have not been fully implemented, consumers’ desire to combine big-screen televisions with high definition video and full surround sound audio systems has been a key factor in driving sales of DTV products. The Consumer Electronics Association (CEA) published initial year-end figures that factory-to-dealer sales of digital television products in 2003 totaled about 4.1 million units up 64% from 2002. Further, the CEA projects DTV unit sales of 5.8 million, 8.3 million, 11.9 million and 16.2 million in 2004, 2005, 2006 and 2007, respectively.

The advent of digital broadcast television is expected to be an important factor in the market for PC/TV products. The PC/TV tuner market has grown steadily during the last few years driven by demand for greater functionality in the PC. The capability to receive digital television is an added catalyst, particularly in Europe and Japan where limited residential space makes using a PC for more than computing functions desirable.

We provide tuners and amplifiers used for the RF tuning and reception of signals for digital television products. Multiple tuners may be required in these products to support picture-in-picture, viewing one channel while simultaneously viewing another channel, personal video recording and internet-access applications.

•	Transportation Electronics

Technology convergence and integration have altered the landscape for cable and terrestrial broadband communications and is beginning to impact the automotive and airline industries. In the automotive market, for example, low-cost communications, the internet and computing technologies are combining with traditional in-vehicle automotive control, display and audio systems to create new applications and potential new markets for in-vehicle entertainment and information. Driven by consumer demands, automotive manufacturers’ demands and environmental and economic considerations, a wealth of new applications is rapidly evolving beyond the conventional car audio system. The newer applications of infotainment and driver information systems, are expected to gain growing consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology. In-car audio and infotainment is projected to comprise AM/FM radio, digital sound systems, satellite radio and digital radios, and the suite of applications that allow rear-seat passengers to watch TV and video and to play interactive games.

Driver information systems, the ability to wirelessly send or receive information from a vehicle, embrace a wide variety of applications, including location-specific traffic information, route planning services and automatic emergency calling. Telematics is a communications technology that provides security, information and entertainment to vehicles. With new classes of telematics devices and interfaces, an even broader range of services is projected to be delivered to the vehicle and its related electronic subsystems. Telematics-equipped vehicles are projected to provide step-by step driving directions; vehicle diagnostics; service station, restaurant or ATM locator information; automatic toll paying; internet access; email access; keyless garage door entry and activation of in-home automation, among others.

Currently, the majority of our products sold into the automotive market are utilized in AM/FM radios. However, major car manufacturers around the world are already beginning to deploy multimedia entertainment and driver information systems. Demand for advanced automotive infotainment and driver information systems is still in an early stage of development and is expected to grow rapidly as automakers begin offering a range of services in more vehicles, moving from luxury cars into mid-priced models. IMS Research forecasts that the worldwide market for in-car audio, infotainment and driver information systems will grow from an estimated 93.4 million units in 2001 to 152.4 million units in 2008, with cumulative unit shipments totaling 980.9 million.

Data delivered via RF communications is integral to these emerging automotive applications, and we provide enabling technology, including AM/FM tuners, telematics tuners, digital radio front-ends, antenna amplifiers, and in-car TV tuners which are incorporated into automotive electronics subsystems to support these applications.

Products

The applications associated with our target broadband communications and transportation electronics markets require high levels of RF performance, power efficiency, functionality and integration. Our products are engineered to address the complex, high-performance RF requirements of broadband reception and exchange of information.

We classify our products into two groups: ICs and manufacturing-ready, subsystem-level solutions (called Modules or MicroModules).

Integrated Circuit Products

We offer a product portfolio that includes:

MicroTuner Single-Chip Tuners

Our premier products are our MicroTuner single-chip tuners. These highly integrated, solid-state tuners, first introduced in 1999, were the world’s first broadband television tuners with all active components implemented in a single microcircuit. We believe our MicroTuner chips are one of the few single chip silicon tuners in high volume production today that incorporate all of the active elements of a RF broadband tuner, including low-noise and intermediate frequency amplifiers and varactors. Our MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations.

Silicon Amplifiers

We offer a family of amplifiers, including our upstream amplifiers, our Intermediate Frequency (IF) amplifiers and a Broadband amplifier. Our amplifiers can be used as companion products to our single-chip tuners or used separately.

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

VideoCaster Chipset

We introduced our first upconverter solution, the VideoCaster chip set and MicroModule, for cable video-on-demand (VOD) applications in December 2001.

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

Subsystem-Level RF Solutions: Modules and MicroModules

Our subsystem-level products, called Modules or MicroModules, are RF solutions, consisting of tuner and/or transmit/receive functions that are pre-assembled into tested, manufacturing-ready RF front-ends. Our subsystem solutions are available for multiple applications, including cable modem, cable telephony, PC/TV multimedia, automotive AM-FM tuning, analog and digital TV, antenna amplifiers and cable headend upconverters (VideoCaster MicroModule).

Some of our subsystem-level products contain our own IC components. Our Modules and MicroModules are pre-configured and pre-tested for ready placement on motherboards, printed circuit boards or chassis. As a competitive advantage to other modular solutions, our IC components in the MicroModules provide high levels of functional integration.

Technology, Intellectual Property, Research and Development

We were founded in 1996 on a commitment to RF IC innovation. We have established a track record of introducing advanced products, based on our pioneering RF IC technology, that address emerging markets and serve customers in existing markets.

As of January 31, 2004, we had more than 80 RF and communications systems technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team is comprised of RF and analog IC design experts, systems engineers and application engineers. Our team enables us to produce differentiated RF IC and subsystem-level products for applications in our targeted markets. Team members are located in our design centers in Plano, TX and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio. We have and will vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold 28 issued U.S. patents and have more than 50 additional U.S. patent applications pending. Our issued U.S. patents begin to expire in 2015. Our other patents protect various aspects of our RF, analog and digital baseband technology at the broad architectural, circuit and building-block level.

Sales and Marketing

As of January 31, 2004, our worldwide sales organization consisted of over 30 employees with offices located throughout the U.S. (Plano, TX; Huntsville, AL; Atlanta, GA; Chicago, IL; Solano Beach, CA and Santa Clara, CA) and in regional centers around the world (Ingolstadt, Germany; Taipei, Taiwan; Tokyo, Japan and Seoul, Korea). Our sales organization consists not only of the technical sales, service and customer support team, but also a field application engineering staff that is involved with customers during various phases of design and production. This field applications engineering team is located throughout our worldwide offices. We also support customers with resources from our Plano and Ingolstadt technical personnel.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We sell our products directly to our customers and via a network of distributors and independent sales representatives located around the world.

See Note 13 of our Consolidated Financial Statements.

Customers

We market and sell our ICs and modules directly to OEMs of communications, consumer electronics, multimedia and transportation electronics products; to third-party electronic manufacturing service providers; and to distributors. We engage with customers at multiple levels within their organization, provide design and systems support, and align product roadmaps to meet their product requirements.

We supplied our IC and Module and MicroModule products to more than 85 customers worldwide during the 12 months ended December 31, 2003, including the following:

Broadband Communications:  ARRIS, Askey, Ambit, Cisco, Echostar, Hauppauge, Hitron, Hughes, Motorola, Pace, Pinnacle, Samsung, Scientific Atlanta, LG and Tellabs.

Transportation Electronics:  DaimlerChrysler, Delphi/Fuba Automotive, Harman Becker Automotive, Panasonic and Rockwell Collins.

Sales to DaimlerChrysler and World Peace Industrial (WPI), a distributor, accounted for approximately 15% and 13%, respectively, of consolidated net revenue for 2003.

Manufacturing

We use subcontractors for IC wafer production and die packaging. This allows us to eliminate the high capital requirements of owning and operating semiconductor fabrication and packaging facilities. It also enables us to focus on the design of our IC products, where we believe we have the best opportunity to create and maintain competitive advantage.

We have established relations with IC wafer foundries, IBM Microelectronics and X-FAB, to help ensure our future demands are in line with their manufacturing technology roadmaps and capacities. These foundries offer a mature BiCMOS production process. In addition, IBM offers advanced silicon germanium (SiGe) process technology.

We use Amkor in Korea and in the Philippines, and ASE (Korea) for IC packaging and final test. We use BridgePoint Technical Manufacturing in Austin, TX for wafer probe and tape and reel packaging. We also perform RF testing at our facility in Plano, TX.

We recently closed our manufacturing facility in the Philippines, where we built almost all our RF Module and MicroModule subsystem solutions and sold most of the facility’s manufacturing equipment and raw material inventories to Three-Five Systems, Inc (TFS). Simultaneously, we agreed to subcontract almost all our RF Module and MicroModule subsystem manufacturing to TFS. See Item 7. “Manufacturing Agreement with Three-Five Systems, Inc.” We use Katek in Germany to build a small portion of our RF Module and MicroModule products.

Competition

The semiconductor industry, in general, and the markets in which we compete, in particular, are intensely competitive and are characterized by rapid technological change, evolving industry standards and price erosion. Many of our competitors are larger diversified companies with substantially greater financial resources than we have. Some of our competitors are also customers who have internal semiconductor and RF subsystems design and manufacturing capability. We also compete with smaller, emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products or product capabilities that we offer. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets.

Although the specific basis on which we compete vary by market, we believe that the principal factors common to all our markets are:

•	Conformity to industry standards;

•	Performance improvements;

•	Price reductions;

•	Differentiating product features;

•	Time-to-market for new products;

•	Quality and reliability;

•	Application engineering support; and

•	Adaptability and flexibility to meet customers’ and target markets’ requirements.

Broadband Communications

Our major RF tuner, amplifier and transceiver competitors in the broadband communications market include Alps, Anadigics, Analog Devices, Broadcom, Maxim, Panasonic, Philips Electronics, Siemens VDO Thomson, the TOKO Group, and, potentially, companies such as SiGe Semiconductor, Xceive and ST Microdevices. Broadcom and Philips, in particular, are shipping a silicon tuner that competes with our tuner products in certain broadband markets. Other companies have announced silicon tuners, but we believe their products are not yet in production or their production status is unknown to us, including Integrant, ISG Broadband, LSI Logic, SiGe Semiconductor, Sony, and Zarlink.

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

Employees

As of January 31, 2004, we had a total of 168 employees worldwide, including 88 in research and development, 36 in sales and marketing and 44 in operations, finance and administration. Of these employees, 94 were located in the United States.

ITEM 2.	PROPERTIES

Our principal offices and corporate headquarters are located in Plano, TX. Our Plano facilities consist of approximately 44,000 square feet, and our lease will expire in 2005. The design center for our transportation business is in Ingolstadt, Germany, where we lease approximately 25,000 square feet. The Ingolstadt lease will expire in 2021. We also have sales and technical support offices in Santa Clara, California; Solano Beach, California; Huntsville, Alabama; Atlanta, Georgia; Chicago, Illinois; Tokyo, Japan; Taipei, Taiwan and Seoul, Korea. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 8 of our Consolidated Financial Statements for more information about our lease commitments.

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

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded Microtune its reasonable attorneys’ fees, costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. Broadcom appealed the infringement issues to the Court of Appeals for the Federal Circuit.

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

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC has appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held during November 2003. Judge Harris will make an initial determination in the case on or before April 2, 2004. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s U.S. Patent No. 5,737,035. The case is currently scheduled to go to trial on June 14, 2004. While we intend to vigorously litigate this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

On November 26, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,211,742. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the patent. Microtune has filed a Motion To Dismiss For Lack of Personal Jurisdiction and Improper Venue or, in the Alternative, Motion to Transfer. On March 9, 2004 the Court entered an order transferring this lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

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

Securities Litigation

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation. The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act claims. The Court did not dismiss the 1934 Act claims against us and other issuers and underwriters.

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and current General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants have filed motions to dismiss Plaintiffs’ claims. On February 13, 2004, the Magistrate Judge issued his report and recommendation as to the Defendants’ motions to dismiss. The Magistrate recommended that defendants motions be granted, in part and denied, in part. Plantiffs and the individual defendants have filed objections to certain of the Magistrate Judge’s recommendations. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5 and 21, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409. The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants have filed a joint motion to dismiss the consolidated derivative lawsuit and a joint motion to transfer the lawsuit to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. Microtune expects the briefing for the motions to dismiss to be completed by April 9, 2004. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Other Litigation

On July 23, 2001, Maxim Integrated Products, Inc. (Maxim) filed a lawsuit alleging breach of contract, breach of guaranty, open book account, and goods sold and delivered, in the Superior Court of the State of California, County of Santa Clara, against Microtune. The lawsuit alleges that Microtune failed to render payment to Maxim for products ordered by our indirectly-owned subsidiary, NSF Technologies (Phils.), Inc. (f/k/a/ NSF RF Technologies Corporation). We entered into a settlement with Maxim in December 2003 in the amount of $1.5 million.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the “pink sheets” under the symbol “TUNE.PK.” Securities that trade on the pink sheets, including our common stock, may be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the NASDAQ Stock Market and other organized markets and exchanges. Before July 7, 2003, we traded on the NASDAQ Stock Market. The following table shows the range of high and low sale prices reported on the NASDAQ Stock Market for 2002 and through July 3, 2003 and the pink sheets from July 7, 2003 until December 31, 2003. On January 30, 2004, the closing price of our common stock was $2.95 as quoted on the pink sheets.

	Year Ended December 31,
	2003		2002
	High	Low	High	Low
First Quarter	$3.30	$1.19	$29.28	$11.41
Second Quarter	$3.70	$1.76	$15.95	$7.61
Third Quarter	$3.11	$2.14	$8.19	$2.41
Fourth Quarter	$2.95	$1.95	$4.53	$1.60

We were delisted from the NASDAQ Stock Market effective July 7, 2003. We sent notice of our intent to appeal this decision on July 11, 2003. There can be no assurance that our appeal will be successful.

We believe factors such as quarterly fluctuations in results of operations; announcements by us, our competitors, or our customers; technological innovations; new product introductions; governmental regulations; litigation or changes in earnings estimates by analysts may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, the stock prices of many technology companies fluctuate widely for reasons that may be unrelated to their operating results. The broad market, industry fluctuations and high transactions costs associated with a relatively illiquid market in which our stock trades may adversely affect the market price of our common stock.

Stockholders

As of January 30, 2004, there were 51,303,952 shares of our common stock outstanding held by 312 holders of record, and approximately 5,094 beneficial holders.

Dividends

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three-year period ended December 31, 2003, we have issued and sold securities in unregistered transactions to a limited number of persons as described below (as adjusted to reflect a 2-for-1 stock split of our common stock effective as of January 18, 2000). None of these unregistered transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that each such transaction was exempt from the registration requirements of the Securities Act of 1933, by virtue of Section 4(2) thereof, Regulation D and/or Regulation S promulgated thereunder, or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. In each transaction in which we were required to comply with applicable securities laws, the recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in those transactions. All recipients had adequate access to information about us.

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

We registered an offering of up to $250 million of our securities on a Registration Statement on Form S-3 (File No. 333-67850) filed with the SEC in August 2001. On December 7, 2001 we filed a prospectus supplement in connection with the sale of 5.0 million shares by us and the sale of 2.0 million shares by selling stockholders of our common stock, which was declared effective on December 14, 2001. On December 18, 2001 we sold 5 million shares of our common stock pursuant to the prospectus supplement at a price of $23.00 per share for net proceeds to us of approximately $109.3 million. The managing underwriters of the offering were Salomon Smith Barney, JP Morgan, SG Cowen, and Prudential Securities. The underwriting discount was $5.75 million and the other expenses related to the offering totaled approximately $329,000. We withdrew our Form S-3 (File No. 333-67850) by filing a post effective amendment to that filing with the SEC on February 27, 2003.

Net proceeds from our public offerings are being used to fund operations and have been used for, capital expenditures and acquisitions. The remaining proceeds of our public offerings have been invested in interest bearing, investment-grade securities for future use.

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

	Year Ended December 31,
	2003(1)	2002(2)	2001(3)	2000(3)	1999
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$46,193	$65,806	$55,528	$70,829	$—
Gross margin	9,590	7,918	14,981	24,460	—
Loss from operations	(54,881)	(183,725)	(67,457)	(30,759)	(9,090)
Net loss	(50,340)	(182,862)	(67,219)	(31,794)	(8,508)
Basic and diluted loss per common share (4)	$(1.00)	$(3.50)	$(1.67)	$(1.57)	$(1.34)

	December 31,
	2003(1)	2002(2)	2001(3)	2000(3)	1999
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$53,337	$101,278	$173,149	$77,650	$20,129
Short-term investments	6,045	—	—	—	—
Working capital	59,647	97,639	173,486	90,901	19,643
Long-term investments	14,028	5,000	—	—	—
Total assets	100,659	157,096	332,353	153,031	22,277
Total stockholders’ equity	86,724	130,689	306,758	132,107	21,605

(1)	The consolidated results of operations data for 2003 reflect a $2.7 million charge to cost of revenue for excess inventory related to the manufacturing agreement executed with Three-Five Systems, Inc., a $1.6 million gain on the sale of MHDC, a $1.4 million charge for our former Chairman and CEO’s severance agreement, the write-down of $4.2 million of wireless inventory, and $1.2 million of charges related to the shut down of our wireless business unit. See Financial Information for further discussion of these events.
(2)	The consolidated results of operations and balance sheet data for 2002 reflect the effects of a goodwill impairment charge of $50.7 million, a $46.9 million charge for impairment of intangible assets associated with our wireless business, a charge to cost of revenue of approximately $12.8 million representing our estimate of excess wireless inventories and non-cancelable purchase obligation for wireless inventories at December 31, 2002, and restructuring costs of $11.4 million. See Notes 1, 4, 6 and 12 of our Consolidated Financial Statements for additional information regarding these charges.
(3)	Our results of operations and financial position have been significantly impacted by our acquisition of Transilica Inc. in November of 2001, and our acquisition of HMTF Acquisition (Bermuda) Ltd., f/k/a Temic Telefunken, in January 2000. See Note 2 of our Consolidated Financial Statements for additional information regarding these acquisitions.
(4)	See Note 1 of our Consolidated Financial Statements for a description of how the number of shares used to calculate net loss per common share is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, manufacture and market radio frequency (RF) silicon and subsystem solutions for the worldwide broadband communications and transportation electronics markets. The broadband communications market is intensely competitive and the market historically has seen rapid changes in demand. We may not be able to fully capitalize on increasing demand as we do not own production facilities and must compete for production capacity. We could be impacted more negatively than some of our competitors during times of decreasing demand because we may not be the primary supplier to some of our customers. This market is also characterized as having short product life cycles, due to rapid technological changes, resulting in rapidly decreasing average selling prices, making yield improvements and decreasing production costs for maturing product critical. The volatility of the broadband market makes it difficult for us to discuss business trends or to predict future results.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $347.2 million as of December 31, 2003. Our operating history and our business risks, including those risks set forth under the caption “Factors Affecting Future Operating Results and Stock Price” in Item 7 and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A, make the prediction of future results of operations difficult. As a result, there can be no assurances that we will achieve or sustain revenue growth or profitability.

We have invested heavily in research and development of our RF integrated circuits and subsystems technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog integrated circuit designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product lines. As a result, we may continue to incur substantial losses from operations for the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

The time lag between product availability and volume shipment can be significant due to the sales process for our products, including customer qualification of our products. This delay can be from six months to as long as four years, during which we continue to develop our technology.

We use IBM and X-FAB to manufacture our wafers, and Amkor and ASE to assemble our integrated circuits. We perform final testing, packaging and/or shipping of our integrated circuits at our facility in Plano, TX and overseas at Amkor and ASE. We use BridgePoint Technical Manufacturing in Austin, TX for wafer probe, tape and reel packaging and shipping for our integrated circuits. We now use TFS and Katek for assembly and calibration functions for our RF Modules and MicroModules. Testing of our automotive tuner modules is also performed at a facility in Huntsville, AL and at AMB Electric in Vohburg, Germany.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Note 1 of our Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditional on sale or use of product by the customer, or other extended payment terms are granted to a customer. It is not our standard business practice to grant any of these terms to our customers.

For certain of our customers, collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment and revenue is not recognized until receipt of payment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the value of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2003 and 2002, the sales value of products shipped for which revenue was deferred was $0.2 million and $10.4 million, respectively. All of the sales value related to revenue deferred at December 31, 2002 was recognized during 2003.

In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In 2003 and 2002, we recognized 24% and 20% of our net revenue upon receipt of payment, respectively. In other instances, deferred revenue is recorded when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we will recognize revenue. As of December 31, 2003, we had $0.1 million of deferred revenue as a result of customer prepayments. There were no customer prepayments as of December 31, 2002.

We do grant limited stock rotation rights for conforming product to certain distributors for up to 15% of the aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories and are reviewed along with our other inventory items and are valued at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant due to our requirement that returns be offset by new purchase orders and the incremental shipping, handling and customs costs distributors would incur as a result of such returns. We account for the shipment of replacement product as a sales transaction.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. In other instances, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates, or if economic conditions worsen, an increased allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. If actual credit losses are significantly greater than the allowance we have established, our general and administrative expenses and our reported net loss would increase. Conversely, if our actual credit losses are significantly less than our allowance, our general and administrative expenses would decrease and our reported net loss would decrease.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

Impairment of Long-Lived Assets

We review long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets in 2002, recoverability of assets to be held and used was measured by a comparison of the carrying amount of such assets to projected future undiscounted cash flows expected to be generated by such assets or business center. If we determined such assets were impaired, we recognized the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Upon adoption of SFAS No. 142 on January 1, 2002, we evaluate goodwill for impairment on an annual basis or whenever indicators of impairment exist. Our evaluation is based upon a comparison of the estimated fair value of our business to our net book value. As of January 1, 2002, we completed the initial goodwill impairment test required by SFAS No. 142 and determined that no impairment existed at that date.

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. Under the new rule we continue to evaluate the recoverability of these assets by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the assets. The adoption of this standard did not have an effect on our operating results or our financial position.

Deferred Taxes

For U.S. federal income tax purposes, at December 31, 2003, we had net operating loss carryforwards of approximately $175.6 million, and an unused research and development credit carryforward of approximately $4.1 million which will begin to expire in 2011. Our deferred tax assets have been fully reserved due to the uncertainty of our ability to utilize them. If we generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized.

Commitments and Contingencies

We are subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation, and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8 of our Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. Our lease in Germany for our administrative, sales and marketing and research and development facility has an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999.

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

As a result of the inquiry’s findings, our Board determined to restate our previously reported financial results for 2001 and our quarters ended September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002.

The aggregate annual effect of the restatements on our revenue was to decrease our 2001 revenue by 12%, from $63.1 million to $55.5 million. The aggregate effect of the restatements on our previously reported financial results for the first nine months of 2002 was to decrease revenue by 18%, from $65.4 million to $53.8 million. The restatements increased our previously reported 2001 net loss by 5%, from $64.2 million to $67.2 million and our previously reported net loss for the first nine months of 2002 by 10%, from $44.3 million to $48.6 million. Also as a result of the restatements, as of September 30, 2002, we deferred the recognition of approximately $8.1 million of revenue related to transactions that had been previously incorrectly reported as revenue. Of this $8.1 million, $4.4 million, $2.4 million, $0.7 million, and $0.6 million was recognized as revenue in the fourth quarter of 2002, the first quarter of 2003, the second quarter of 2003 and the third quarter of 2003, respectively.

Manufacturing Agreement with Three-Five Systems, Inc.

On March 27, 2003, we executed a five-year manufacturing agreement with Three-Five Systems (TFS), a worldwide supplier of engineering and manufacturing services. The significant terms of the agreement are:

•	TFS will manufacture, assemble and test our RF Module and MicroModule subsystems in its manufacturing facility in Manila, Philippines;

•	TFS purchased most of the manufacturing equipment and raw materials inventory from our former Philippines facility;

•	TFS agreed to manage our former Philippines manufacturing facility as manufacturing was transferred to TFS’ facility;

•	We agreed that TFS could, under certain circumstances, require us to repurchase raw material inventories; and

•	We agreed on pricing terms for our then current products, future price reductions for such products, and a pricing formula for our future products, taking into account our volume of activity with TFS and TFS’ costs of material, labor and overhead.

As part of the agreement, we sold TFS most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million, net of a $0.3 million fee for managing our former facility. Proceeds consisted of $5.2 million in cash, and a note receivable of $2.7 million. The total sales price of the equipment sold was approximately $2.8 million. The net book value of the equipment was approximately $2.8 million and the resulting loss was approximately $0.1 million. We sold inventory to TFS at its carrying value of $5.4 million and, initially, there was no gain or loss resulting from the sale of inventory. However, under the terms of the agreement, TFS could require us, 180 days after execution of the agreement, to repurchase the raw materials inventory, if excess quantities existed because TFS was unable to utilize the materials in fulfilling our existing or forecasted orders. Additionally, 360 days from the execution of the agreement, TFS, at its sole discretion, could require us to repurchase any raw materials that have not been consumed in fulfilling our orders. Our maximum obligation to repurchase raw materials inventory under this agreement was approximately $5.4 million. During the third quarter of 2003, we agreed to repurchase a portion of the $5.4 million of raw material inventories from TFS valued at $2.4 million. The $2.4 million inventory repurchase was charged to cost of revenue as excess inventory. The raw material repurchase was offset against the $2.7 million note receivable and we collected $0.3 million in cash for the remaining balance of the note receivable in the fourth quarter. During the fourth quarter of 2003 we made an additional provision of $0.3 million for inventory repurchases from TFS which was also charged to cost of revenue. We do not believe any further inventory repurchases will be required.

As a result of subcontracting the manufacturing of our RF Module and MicroModule subsystems to TFS, we reduced our payroll by approximately 1,000 employees and recorded restructuring costs totaling $1.4 million in the first quarter of 2003 including $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for restructuring charges and $0.1 million for the loss on the disposal of the assets.

Sale of Microtune Holland Design Center

On October 16, 2001, we acquired the personnel, technology, and assets of privately held Semiconductor Products and Systems Engineering, B.V. (SPaSE), located in the Netherlands, which was subsequently renamed the Microtune Holland Design Center (MHDC). MHDC specialized in the design of digital signal processing VLSI chips and associated software, targeted at the digital television equipment market. The original acquisition value was approximately $5.4 million which consisted of $3.0 million of cash, 210,000 shares of our common stock initially valued at $2.1 million and $0.3 million in transaction costs. In December 2002, 100,000 of these shares were returned to us in connection with settlement of the escrow.

Of the total acquisition cost of $5.4 million, $4.7 million was attributable to goodwill. The goodwill amount was reduced by $0.3 million to $4.4 million upon return of the 100,000 escrow shares. The remaining goodwill was written off during the fourth quarter of 2002 as part of our $50.7 million goodwill impairment discussed below. See Note 1 to our Consolidated Financial Statements.

During the fourth quarter of 2002, we decided to cease operating MHDC and recorded a restructuring charge of $2.3 million, including $0.4 million for severance related items and $1.9 million for future liabilities associated with MHDC, primarily operating obligations. In the second quarter of 2003, we sold MHDC to Micronas Group which assumed MHDC’s liabilities including its operating obligations. Accordingly, we credited restructuring expense by $1.6 million during the second quarter of 2003.

Closure of Wireless Business

On November 28, 2001, we acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately held company based in California, which was subsequently renamed Microtune (San Diego) Inc. Microtune (San Diego) was engaged in research and development of silicon and system-on-chip products for wireless applications. The acquisition value was $146.1 million and consisted of 7,206,187 shares of our common stock valued at $130.1 million, the assumption of 831,967 Transilica stock options valued at $13.9 million and transaction costs of $2.1 million.

Of the $146.1 million acquisition cost, $32.4 million was charged to expense as in-process research and development, $28.5 million was attributed to goodwill and $60.5 million was attributed to intangible assets. During the fourth quarter of 2002, the $28.5 million of goodwill was written off as part of our $50.7 million goodwill impairment charge discussed below. Also during the fourth quarter of 2002, the remaining balance of the $46.9 million of intangible assets was deemed to be fully impaired and was written off. We also evaluated the carrying value of our wireless inventories during the fourth quarter of 2002 and recorded a $12.8 million write-down, including $1.7 million of non-cancelable purchase obligations. Continuing evaluation of our wireless inventories resulted in $4.2 million of write-downs during 2003. At December 31, 2003, our wireless inventories are reported at zero value. See Notes 1 and 4 to our Consolidated Financial Statements.

We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million.

Impairment of Goodwill

During the third quarter of 2002, our market capitalization declined to a level that was below our net book value. We believed this was partially due to our normal seasonal revenue trends for sales to our automobile manufactures and their suppliers and to a negative impact to sales by a competitor whose products were subsequently found to willfully infringe on one of our patents. At the end of the third quarter of 2002, we did not believe that either of these trends was indicative of an impairment of our goodwill. During the fourth quarter of 2002, our market capitalization continued at a level significantly less than our net book value and we concluded that it was more likely than not that the fair value of our net assets, including goodwill, was less than their carrying values. We performed an impairment analysis and concluded that our goodwill was fully impaired. Accordingly, we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2003 and 2002, we have no recorded amounts of goodwill.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue for the past three years:

	Year Ended December 31,
	2003	2002	2001
			(Restated)
Net revenue	100%	100%	100%
Cost of revenue	79	88	73

Gross margin	21	12	27
Operating expenses:
Research and development:
Stock option compensation	5	16	4
Other	47	56	32

	52	72	36
Acquired in-process research and development	—	—	61
Selling, general and administrative:
Stock option compensation	4	5	4
Other	73	32	28

	77	37	32
Restructuring costs	1	17	5
Amortization of intangible assets and goodwill	9	17	14
Impairments of intangible assets and goodwill	1	148	—

Total operating expenses	140	291	148

Loss from operations	(119)	(279)	(121)
Other income (expense)	10	2	—

Loss before income taxes	(109)	(277)	(121)
Income tax expense (benefit)	—	1	—

Net loss	(109)%	(278)%	(121)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Net Revenue

2003 Compared to 2002

Total net revenue for 2003 was $46.2 million, compared to $65.8 million in 2002, representing a decrease of 30%. The decrease in net revenue reflected our customers concerns about our legal and operational challenges, a reduction in sales to one of our significant automotive customers and a reduction in the average sales price per unit as some of our customers transitioned from module products to silicon products. During 2003, we recognized approximately $1.3 million in royalty revenue related to third party purchases of a competitor’s product that was found to willfully infringe one of our patents. Sales to DaimlerChrysler and WPI accounted for approximately 15% and 13% of our revenue in 2003 and 18% and 8% of our revenue in 2002, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors accounted for approximately 60% and 76% of our total revenue for fiscal 2003 and 2002, respectively.

2002 Compared to 2001

Total net revenue for 2002 was $65.8 million, compared to $55.5 million in 2001, representing an increase of 19%. This increase primarily is due to growth in sales of our broadband communications products during the first half of 2002, partially offset by a decline in sales of both our broadband communications and transportation electronics products in the second half of 2002. Sales to DaimlerChrysler accounted for approximately 18% and 25% of our revenue in 2002 and 2001, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors accounted for approximately 76% and 65% of our total revenue for fiscal 2002 and 2001, respectively.

Cost of Revenue

Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping, warranty costs and charges relating to inventory valuation. We also incur cost for the depreciation of our test and handling equipment, labor, quality assurance and logistics. Our costs may increase due to price fluctuations from our subcontractors. We may not be able to pass cost increases on to our customers.

2003 Compared to 2002

Cost of revenue as a percentage of net revenue decreased to 79% in 2003 from 88% in 2002. Our 2003 cost of revenue included inventory write-downs of $8.3 million including $2.7 million of inventory repurchased from TFS, $4.2 million of wireless inventory and a $1.1 million write-down for the acceleration of depreciation for excess equipment resulting from the sale of our manufacturing facilities in the Philippines. Our 2002 cost of revenue increased in part as a result a $12.8 million write-down of our wireless inventories at December 31, 2002, including $1.7 million non-cancelable wireless inventory purchases at December 31, 2002. We also recognized a $1.2 million write-down related to raw material inventories that were identified as excess in connection with the sale of certain assets related to our Manila operations during the fourth quarter of 2002.

2002 Compared to 2001

Cost of revenue as a percentage of net revenue increased to 88% in 2002 from 73% in 2001. Our 2002 cost of revenue increased in part as a result a $12.8 million write-down of our wireless inventories at December 31, 2002, including $1.7 million non-cancelable wireless inventory purchases at December 31, 2002. We also recognized a $1.2 million write-down related to raw material inventories that were identified as excess in connection with the sale of certain assets related to our Manila operations during the fourth quarter of 2002. This increase was partially offset by cost savings resulting from the consolidation of our two factories in the Philippines during the fourth quarter of 2001. Despite this consolidation, we continued to experience economic inefficiencies due in part to lower utilization of the remaining factory.

Research and Development

Our research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred because our current process for developing our products is completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

2003 Compared to 2002

Research and development expenses during 2003, including stock compensation, were 52% of net revenue, compared to 72% of net revenue in 2002. Stock option compensation related to research and development was $2.4 million and $10.5 million in 2003 and 2002, respectively. This decrease is a result of reducing our workforce by 79 employees, fewer on-going research and development projects and the sale of MHDC.

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

Acquired In-Process Research and Development

In connection with certain acquisitions and with the assistance of third-party appraisers, we determined the value of in-process projects under development for which technological feasibility had not been established. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, and estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. The resulting amount was recorded as a charge for acquired in-process research and development when we acquired certain new businesses. See Note 2 of our Consolidated Financial Statements.

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

We have not been successful in developing a profitable market for our wireless products. As a result, we discontinued all wireless product development efforts as of December 15, 2003, including those acquired in the acquisition of Microtune (San Diego).

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

2003 Compared to 2002

Selling, general and administrative expenses during 2003, including stock compensation, were 77% of net revenue, compared to 37% of net revenue in 2002. The increase is primarily due to an approximate $9.7 million increase in legal expenses in 2003 as compared to 2002 due to our ongoing SEC investigation, intellectual property litigation, shareholder lawsuits and derivative lawsuits and a $1.5 million increase in directors’ and officers’ insurance. See Item 3, “Legal Proceedings.” Stock option compensation related to selling, general and administrative was $1.7 million and $2.9 million in 2003 and 2002, respectively.

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

Amortization of Intangible Assets and Goodwill

Amortization of intangible assets and goodwill during 2003 was $4.2 million compared to $11.2 million in 2002 and $8.0 million in 2001. Amortization of intangible assets and goodwill results from our business combinations. Effective January 1, 2002, acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $4.3 million during 2002. The increase in amortization expense in 2002 resulted from amortization of the intangible assets we acquired in our combination with Microtune (San Diego) in November of 2001. See Notes 1, 2 and 6 of our Consolidated Financial Statements.

Restructuring

Restructuring costs for 2003 were $0.6 million including a $3.1 million provision partially offset by $1.6 million associated with the sale of MHDC, in which previously accrued operating expenses were assumed by the purchaser, and by changes in estimated costs accrued in 2002. Such costs were $11.4 million in 2002 and $3.0 million in 2001. The restructuring costs in 2003 primarily related to the shut down of our Philippines manufacturing facility and the shut down of our wireless development center. Our measures, including reducing our workforce, consolidating our facilities and changing the strategic focus of a number of our sites, were largely intended to strengthen our ability to focus on core strategic competencies and reduce our worldwide operating costs. In 2001, we recorded a $3.0 million charge primarily related to the consolidation of our two manufacturing operations in the Philippines. See Note 12 of our Consolidated Financial Statements.

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

During the third quarter of 2002, our market capitalization declined to a level that was below our net book value. We believed this was partially due to our normal seasonal revenue trends for sales to our automobile manufactures and their suppliers and to a negative impact to sales by a competitor whose products were subsequently found to willfully infringe on one of our patents. At the end of the third quarter of 2002, we did not believe that either of these trends was indicative of an interim impairment of our goodwill. During the fourth quarter of 2002 as our market capitalization continued at a level significantly less than our net book value and we concluded that it was more likely than not that the fair value of our net assets, including goodwill, was less than their carrying values. We performed an impairment valuation and concluded that our goodwill was fully impaired. Accordingly, we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2002 we no longer had any remaining recorded goodwill. See Note 1 of our Consolidated Financial Statements.

One of our wireless customers returned $2.8 million of product that was shipped during the fourth quarter of 2002 during the first quarter of 2003. Additionally, we were informed by two potential wireless customers of their plans to cancel orders. In reviewing these events, we learned that our wireless technology had been surpassed by our competitors and, as a result, we believed we had significant impairment indicators as of December 31, 2002 for the intangible assets acquired from Transilica. As a result, we performed an analysis of the future cash flows expected from our existing and in-process wireless technologies as of December 31, 2002. Our evaluation indicated that these intangible assets had negative present value and, as a result, we deemed them to be fully impaired. Accordingly, we recorded a $46.9 million impairment charge in the fourth quarter of 2002.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for 2003 was $1.3 million compared to $2.8 million in 2002 and $3.1 million in 2001. The decreases reflect the decreases in cash available for investment and a decline in interest rates.

The impact from the re-measurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were $2.9 million, $(1.4) million and $(2.1) million in 2003, 2002 and 2001, respectively. The 2003 gain is primarily a result of the Euro strengthening against the dollar throughout the year.

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

For U.S. federal income tax purposes, at December 31, 2003, we had net operating loss carryforwards of approximately $175.6 million and an unused research and development credit carryforward of approximately $4.1 million. These carryforwards begin to expire until 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved.

Our provision (benefit) for income taxes for 2003, 2002 and 2001 consists of foreign income taxes and U.S. state taxes. Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

Liquidity and Capital Resources

As of December 31, 2003, we had a net working capital of $59.6 million, including $53.3 million of cash and cash equivalents. We also had an additional $6.0 million and $14.0 million of short-term and long-term investments, respectively. The short-term and long-term investments provided higher yields than were available with cash deposits and cash equivalent investments. We currently have no long-term debt. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. We consider investments with original maturities greater than three months but less than twelve months to be short term and we consider investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

On July 19, 2002, our Board of Directors authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase up to approximately 5.3 million of our outstanding shares. From the beginning of the program through December 31, 2002 we have purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million. In February of 2003, the Board of Directors suspended the repurchase program.

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

Cash Flows

2003 Compared to 2002

We used $38.2 million in cash for operating activities during 2003 compared to $44.6 million in 2002. The decrease in cash used for operating activities in 2003 as compared to 2002 resulted primarily from reduced headcount and development projects as a result of our restructuring activities initiated in 2002, partially offset by increased legal costs related to litigation and settlement of a foreign income tax obligation recognized in 2001. Our accounts receivable days sales outstanding (DSO) were 33 for the year ended December 31, 2003 compared to 42 for the year ended December 31, 2002.

We used $14.2 million in cash for investing activities during 2003 compared to $19.5 million in 2002. Our primary use of cash for investing activities was the purchase of securities to achieve a more favorable interest rate. Our primary uses of cash for investing activities in 2002 were $8.5 million for the acquisition of patents, $5.0 million for purchases of securities and $6.4 million for our continued investment in information systems and infrastructure.

Financing activities provided $1.5 million in cash for our financing activities during 2003 compared to using $6.4 million in 2002. Our primary sources of cash for our financing activities was from the issuance of common stock through the exercise of employee stock options and shares purchased under our employee stock purchase program. Our primary use of cash during 2002 was $7.7 million for the repurchase of our common stock through our stock repurchase program, partially offset by proceeds of $1.8 million we received from the issuance of our common stock through the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 10 of our Consolidated Financial Statements.

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

We used $19.5 million in cash for investing activities during 2002 compared to $11.9 million in 2001. Our primary uses of cash for investing activities in 2002 were $8.5 million for the acquisition of patents, $5.0 million for purchases of securities and $6.4 million for our continued investment in information systems and infrastructure. Our primary uses of cash for investing activities in 2001 were for the acquisition of MHDC, investment in information systems and infrastructure, and property and equipment purchases for our Philippines factories.

We used $6.4 million in cash for our financing activities during 2002 compared to $113.7 million provided in 2001. Our primary use of cash for our financing activities during 2002 was $7.7 million for the repurchase of our common stock through our stock repurchase program, partially offset by proceeds of $1.8 million we received from the issuance of our common stock through the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 10 of our Consolidated Financial Statements. Our primary source of cash from our financing activities in 2001 was proceeds from our follow-on offering of five million shares of our common stock.

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

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$2,433
2005	1,167
2006	613
2007	466
2008	461
Thereafter	5,880

$11,020

See Note 8 of our Consolidated Financial Statements.

Under the terms of our agreement with TFS, we may become obligated to repurchase inventories during the first quarter of 2004. Our maximum obligation at December 31, 2003 is $2.7 million. See Item 7. “Manufacturing Agreement with Three-Five Systems, Inc.” for further discussion.

We expect to continue to incur significant operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, and legal costs and expenses to secure, protect and defend our intellectual property and to defend securities litigation cases and related litigation and costs related to the SEC investigation. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigations, we may be required to pay the costs of indemnifying and defending certain of our directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. We may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. We have determined that, because of the fixed price purchase option included in the operating lease agreement for the administrative, sales and marketing and research and development facility of Microtune KG in Germany, that we hold a significant variable interest in the lessor. However, we are not the primary beneficiary of the arrangement and, accordingly, are not required to consolidate the lessor. We have no other interests in variable interest entities.

In July 2002, the FASB issued SFAS No. 146, which requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our operating results or financial position.

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

Any success we may have in the future will depend largely upon the continued service of our personnel, particularly our key personnel and executive management. Our success in the future also will depend on our ability to attract, retain and motivate qualified personnel. We rely heavily upon equity compensation incentives; specifically, we grant options to purchase our common stock to attract, retain and motivate our personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer.

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock has been saleable at prices substantially higher than the prevailing prices at which our common stock is currently saleable. The present difficult operating environment, and/or any poor operating performance we experience may cause the prices at which our common stock is saleable to remain at low levels or to decline from current levels. In addition, in the past our common stock has been listed on the NASDAQ Stock Market and as a result of this listing our common stock enjoyed substantially greater salability than it does currently. The lower prevailing prices at which our common stock can be sold and the lower salability of our common stock, along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

The competition for attracting qualified candidates is intense. This is particularly so in the radio frequency (RF) silicon and RF system industries. We have in the past and may continue to experience significant employee turnover. Our ability to attract qualified candidates to backfill these positions is essential to any success we may have in the future. Due to the reasons stated above, our ability to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products may be impaired, perhaps significantly.

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

Any future success we enjoy will depend, in large part, upon our ability to develop new RF products for existing and new markets, our ability to introduce these products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their own new products. The development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience and on delivering performance characteristics such as low power consumption at levels that we have not previously achieved. Under some circumstances, we have failed.

We have focused recently on reducing the scope and costs of our worldwide operations. In addition, we have recently had significant changes in our executive management. Furthermore, while our research and development expenditures in absolute dollars and on a percentage basis of net revenue have increased in each of the last three years, a significant amount of these expenditures have been in connection with our wireless business, which we shut down un December 2003. Our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial resources than we have, and some of whom may have substantially greater technical resources than we have. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would result in substantial harm to our operating results.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously harm our business.

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to DaimlerChrysler and World Peace Industrial accounted for approximately 15% and 13%, respectively, of consolidated net revenue for 2003. Sales to DaimlerChrysler accounted for approximately 18% of consolidated net revenue for 2002. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 60% and 76% of our net revenue for 2003 and 2002, respectively. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they come due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At December 31, 2003, approximately 48% of our net accounts receivable were due from five of our customers. While a customer may have the ability to pay on the date of shipment, or we believe the customer has the ability to pay on the date of a credit decision, their financial condition could change and there is no guarantee that the customer will pay invoices when they come due or ever.

Because not all of our customers have the same credit terms, our outstanding accounts receivable balance can become concentrated in a smaller number of customers than our overall revenue figures. This concentration can subject us to a higher financial risk.

If we are unable to continue to sell existing and new products to our key customers in significant quantities or to attract new significant customers, our future operating results could be harmed.

We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including:

•	Most of our customers can stop purchasing our RF products with limited notice to us without incurring any significant contractual penalty;

•	We have few volume purchase agreements with our customers, who typically buy our RF products through a purchase order, which does not require them to purchase a minimum amount of our RF products;

•	Many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which may affect their decision to purchase our RF products;

•	Some of our customers or potential customers offer or may offer products that compete with our RF products; and

•	Our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our RF products.

If we do not maintain or increase sales to existing customers or attract significant new customers, our revenue would diminish and our business would be harmed.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

Historically, the average selling price of our products has decreased over the products’ lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions and product bundling. Additionally, we experience a reduction in the average selling price per unit as we transition our customers from our module products to our silicon products. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

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

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from our pending securities litigations, we may be required to pay the costs of indemnifying and defending certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

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

We intend to vigorously defend the suits against us. There can be no assurance regarding the outcome of the litigation, the investigation or any related claim for indemnification or contribution. The outcome of the litigation and the investigation may have a material and adverse impact on our results of operations or financial condition in the future.

We purchase various types of insurance, including directors’ and officers’ liability insurance, but there is no guarantee our insurance coverage is sufficient to protect us or that we will be able to obtain such insurance in the future.

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

Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot assure that our current intellectual property or any intellectual property we may acquire through acquisitions or by other means will be free from third party claims which may be valid. We cannot assure that our investigatory efforts uncovered all or any defects related to the protection of intellectual property we acquired. As a result, intellectual property we acquire may not be free from third party claims. Any third party claims may lead to costly and time-consuming litigation which could harm our business and financial position.

Our efforts to protect our intellectual property or products may cause us to become involved in costly and lengthy litigation that could seriously harm our business.

We are and may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	ceasing the sale of our products that use the challenged intellectual property;

•	obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, if at all; or

•	redesigning those products that use infringing intellectual property.

As a result, the expense associated with intellectual property litigation, management’s diversion from daily operations of our business caused by such litigation, and any legal limitation placed upon our products and/or our business related to such litigation may have a material and negative impact on our business and our financial results.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s patent and the infringement was willful. The Court subsequently awarded Microtune $1,529,586 in damages, then doubled this amount based on the willful infringement finding and also awarded Microtune its reasonable attorney’s fees, costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. The parties are still briefing the reasonableness of Microtune’s attorneys’ fees request. Broadcom appealed infringement issues to the Court of Appeals for the Federal Circuit. On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against us. No scheduling order has been established for this case as the case has been stayed pending resolution of the action in front of the U.S. International Trade Commission. In addition, on March 3, 2003, Broadcom filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. patent nos. 6,445,039B1 and 5,682,379 which are also the subject of the lawsuit Broadcom filed January 24, 2003. The complaint seeks permanent injunctive relief against Microtune. On October 8, 2003, the Administrative Judge terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held in November 2003. A decision is scheduled on or before April 2, 2004. On November 26, 2003, Broadcom filed a complaint seeking permanent injunctive relief and monetary damages alleging patent infringement by Microtune of Broadcom’s U.S. Patent No. 6,211,742. If we are unsuccessful in the above litigation or other similar claims, then Broadcom and others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

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

The markets we compete in are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and transportation markets. We compete primarily with tuner manufacturers such as Alps, Panasonic, Philips Electronics, Siemens VDO Thomson and the TOKO Group, with semiconductor companies such as Anadigics, Analog Devices, Broadcom, Maxim and Philips Electronics, and potentially with companies such as SiGe Semiconductor, Xceive and ST Microdevices. Broadcom and Philips, in particular, are shipping a silicon tuner chipset that competes with our tuner products in the broadband markets.

Several of our competitors have broader product and service offerings and could bundle their competitive tuner products with other products and services they offer. This competition has resulted and may continue to result in declining average selling prices for our RF products.

Many of our current and potential competitors have advantages over us, including:

•	Longer operating histories and presence in key markets;

•	Greater name recognition;

•	Access to larger customer bases;

•	Significantly greater financial, sales and marketing, manufacturing, distribution, management, technical and other resources;

•	Relationships with potential customers as a result of the sales of other components, which relationships our competitors can leverage into sales of products competitive with our RF products; and

•	Broader product and service offerings that may allow them to compete effectively by bundling their tuner products either by legal or illegal means.

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

Almost all of our module manufacturing operations are subcontracted to TFS and are conducted at a single facility in Manila, Philippines. This exposes us to manufacturing risks, which may include risks caused by labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. As a result of our dependence on a single manufacturing facility and a single subcontractor for Modules and MicroModules, if we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products and customer loss. If our subcontractor were to become unwilling to continue manufacturing our Modules or MicroModules, our business would be seriously harmed. As a result, we would have to identify and qualify substitute subcontractors, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. Any disruption or delay in procuring an alternative manufacturing facility could have a negative impact on our business operations and our financial results.

We depend on third-party wafer subcontractors to manufacture all of our integrated circuit products, which reduce our control over the integrated circuit manufacturing process, and could increase costs and decrease availability of our integrated circuit products.

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

We rely on business partners that could acquire, merge with or be acquired by our competitors which would limit our ability to deliver competitive products to our customers.

We rely upon some of our business partners for certain joint reference design and marketing activities. In addition, some of our products are incorporated in some of our business partners’ reference designs that are provided to potential customers. In the event that one of our business partners acquired one of our competitors or was acquired by one of our competitors, our business could be harmed.

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

We are currently QS9000 compliant, ISO-9000:2000 and ISO-14001 certified in our design center in Ingolstadt, Germany. This certification and others are subject to recertification on a periodic basis. If we cannot maintain current certifications, we may be disqualified as a vendor to some of our larger customers and the result may have material effect on our financial results.

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

Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the product. We may not always be able to satisfy the qualifications. Delays or failure to qualify can cause a customer to discontinue use of our products and result in a significant loss of revenue. We have consolidated our manufacturing operations into fewer facilities. If we change the manufacturer and the specific facility at which a customer’s products are manufactured, our customers may require us to re-qualify a facility, a subcontractor or a product.

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

We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance process technologies in order to produce more efficient or better integrated circuits. We believe this migration is required to remain competitive. Other companies in the industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced production yields, delays in product deliveries and increased expense levels. We may experience similar difficulties.

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

The sales cycle for our RF products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that may not occur when anticipated, or at all.

Our customers and sometimes their customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our RF products. As a result, we may expend significant technical, sales, financial and other resources to develop customer relationships and design wins before we recognize any revenue from these efforts, and we may never recognize any revenue from these efforts. Our customers’ evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our RF products, and our RF products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management efforts on our part. This process may also require significant engineering and testing on the part of our customers and if our customers do not have sufficient capabilities to complete the process, our revenue could be affected. In addition, if we commit our limited resources to customers that do not complete the process, it could affect our ability to provide resources to other customers to assist them in their evaluation, testing, implementation and acceptance procedures.

Uncertainties involving the ordering and shipment of our RF products could harm our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers in terms of volume of sales. Our terms and conditions typically provide that our customers may cancel orders scheduled to ship outside 90 days. However, in some cases in the past, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, with little or no penalty. Further terms provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers are restricted to the number of days they can reschedule the ship date. For many of our products, our production lead time is greater than 90 days, therefore in many cases we routinely manufacture or purchase inventory based on estimates of customer demand for our RF products, and such demand is difficult to predict. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship RF products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America were 66% and 76% for 2003 and 2002, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

Currency fluctuations related to our international operations could harm our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies, particularly the Euro. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in 2002, we recognized a foreign currency exchange loss of approximately $1.4 million. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations. There are no assurances any such currency hedging will be successful.

Our international operations, including our operations in Germany, Taiwan, Japan and Korea, as well as our international suppliers’ operations, as well as our overall financial results, may be negatively affected by actions taken or events that occur in these countries or around the world.

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany and sales offices in Japan, Taiwan and Korea. Other than IBM, substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, our subcontractor’s cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

We may be unable to obtain the capital required to grow our business.

Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. However, from time to time, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Further, if we issue equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, generally, the debt securities will have rights senior to those of existing holders of equity securities. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could harm our ability to grow our business.

Provisions in our charter documents, Delaware law and our rights plan may deter takeover efforts and, in part, impact our stock prices.

Several provisions of our amended and restated certificate of incorporation, amended and restated Bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that could be considered favorable and therefore may impact stock price. Those provisions include:

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

Products for broadband communications applications often are based on industry standards that are continuously evolving. In some cases, the development of these standards may take longer than originally anticipated. We have often directed our development toward producing RF products that comply with the evolving standards. The delayed development of standards in our target markets has and could result in slower deployment of new technologies, which may harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Further, if new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

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

Although the broadband communications markets have grown in the past, these markets may not grow in the future or a significant slowdown in these markets may occur. In particular, the cable set-top box, LCD-TV, PC-TV, plug and play DTV markets may not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the broadband communications markets, the unproven technology of many products addressing these markets and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the RF product markets. In addition, the broadband communications markets are transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the RF product markets are partially dependent upon the market acceptance of products and technologies addressing the broadband communications markets, and there is no assurance that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

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

Governmental regulation could place constraints on our customers and, consequently, minimize their demand for our RF products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the U.S. Similar governmental agencies regulate our target markets in other countries. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct government regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our RF products will decrease if equipment incorporating our products fails to comply with FCC emissions specifications.

Our products may also be subject to governmental regulations such as the use of lead-free products in certain countries. Our inability to produce lead-free products that meet environmental specifications could limit our ability to service specific customers and could have a negative impact on our business.

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

Risks Related to Foreign Currency Exchange Rates

We transact both sales and purchases in foreign currencies. Due to the volatile nature of the currency markets, there is a potential risk of foreign currency translation losses, as well as gains.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured in the Philippines, Germany, Korea and Taiwan as well as the United States. We incur operating costs in currencies other than the U.S. dollar, particularly the Euro. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we produce and distribute our products. Our operating results are exposed to changes in the exchange rates between the U.S. dollar and the Euro. When the U.S. dollar strengthens against the Euro, the value of nonfunctional currency operating costs decrease. When the U.S. dollar weakens against the Euro, the value of nonfunctional currency operating costs increase.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to U.S. Dollars using exchange rates at December 31, 2003, was $38.9 million. A potential loss in the value of this net investment resulting from a hypothetical 10% adverse change in Foreign exchange rates would be approximately $3.9 million.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are invested in bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying value of the cash equivalents approximates fair market value. Investments in debt securities are classified as held-to-maturity when we have the positive intent and ability to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our investment income would decrease by approximately $0.5 million based on our cash and cash equivalents as of December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-32 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We have evaluated, with the assistance of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures in effect as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures are effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal 1-Election of Directors”, and “Executive Compensation-Executive Officers” and “Compliance with Section 16(a) of the Exchange Act of 1934”.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal 1-Election of Directors”, and “Executive Compensation-Executive Officers” and “Compliance with Section 16(a) of the Exchange Act of 1934”.

CODE OF ETHICS

In July 2003, our Board adopted and we implemented a Code of Ethics to promote the honest and ethical conduct of all of our Officers and Financial Executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers. A copy of our Code of Ethics is available on our website at www.microtune.com.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Principal Stockholders”.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation - Certain transactions with Management”.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Independent Public Accountants”.

PART IV

ITEM 15(A).    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)	FINANCIAL STATEMENTS

See Item 8 above.

(2)	FINANCIAL STATEMENT SCHEDULES

See Item 15(d) below.

(3)	EXHIBITS

Exhibit Number

3.1	*	Amended and Restated Certificate of Incorporation.

3.2	***	Second Amended and Restated Bylaws.

10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2	*	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.3	*	2000 Stock Plan and form of agreements thereunder.

10.4	*	2000 Director Option Plan and form of agreements thereunder.

10.5	*	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.10	*	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 Tenth Street, Plano, Texas 75074.

10.11	*	Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.

10.12	*	Contract of Lease dated December 10, 1998 between MX Technology Corporation and Temic RF-Technologies (Phils.), Inc. for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.13	*	Sublease Agreement dated December 10, 1998 between Temic RF-Technologies (Phils.), Inc. and NSF RF-Technologies Corporation for factory space in the Granville Industrial Complex in Cavite, Philippines.

10.15	*	Asset Purchase Agreement between the Registrant, The Tuner Company and Thomas K. Widmer dated January 10, 2000.

10.18	**	Agreement and Plan of Merger and Reorganization dated October 28, 2001 between the Registrant, Micro Acquisition, Inc., Transilica Inc. and Jason Medelson.

10.21	***	Form of Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent dated as of March 4, 2002 (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.23	****	Manufacturing Agreement entered into on March 27, 2003, between Three-Five Systems Inc., and the Registrant.

10.24	****	Separation Agreement between Douglas J. Bartek and the Registrant dated June 23, 2003.

Exhibit Number

10.25	Severance Agreement between Marc Underwood and the Registrant dated December 3, 2003.

14.1	Code of Ethics.

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young, LLP, independent auditors.

24.1	Power of Attorney (see page 52).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340) declared effective August 4, 2000.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on November 15, 2001, amended on November 24, 2001 and amended on December 5, 2001.
***	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2002.
****	Incorporated by reference to Registrant’s Form 10-K for 2002 filed on July 31, 2003 and amended on March 15, 2004.

ITEM 15(B).    REPORTS ON FORM 8-K

During the three months ended December 31, 2003, we furnished several reports on Form 8-K. Information regarding each report is listed below.

Date Filed or Furnished	Item Number	Description
October 16, 2003	Item 5	On October 16, 2003, we announced that we were initiating a process to divest our narrow band wireless communications business.
October 30, 2003	Item 12	On October 30, 2003, we announced our financial results for our third quarter ended September 30, 2003

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

By:	/s/ JAMES A. FONTAINE
James A. Fontaine
Chief Executive Officer

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of James A. Fontaine and Rob-Roy J. Graham, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer and President (Principal Executive Officer)	March 15, 2004

By:	/s/ ROB-ROY J. GRAHAM Rob-Roy J. Graham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

By:	/s/ HARVEY B. CASH Harvey B. Cash	Director	March 15, 2004

By:	/s/ WALTER S. CICIORA Walter S. Ciciora	Director	March 15, 2004

By:	/s/ JAMES H. CLARDY James H. Clardy	Director	March 15, 2004

By:	/s/ STEVE CRADDOCK Steve Craddock	Director	March 15, 2004

By:	/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 15, 2004

By:	/s/ WILLIAM P. TAI William P. Tai	Director	March 15, 2004

By:	/s/ A. TRAVIS WHITE A. Travis White	Director	March 15, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Microtune, Inc.

We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to our Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Dallas, Texas

February 24, 2004

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$53,337	$101,278
Short-term investments	6,045	—
Accounts receivable, net	4,260	7,625
Inventories	4,165	11,852
Other current assets	4,309	2,008

Total current assets	72,116	122,763

Property and equipment, net	7,504	17,805
Long-term investments	14,028	5,000
Intangible assets, net	6,564	10,599
Other assets and deferred charges	447	929

Total assets	$100,659	$157,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,195	$8,681
Accrued compensation	1,182	1,434
Accrued expenses	3,945	15,009
Deferred revenue	147	—

Total current liabilities	12,469	25,124
Other non-current liabilities	1,466	1,283
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares—51,157 and 49,917 respectively	51	50
Additional paid-in capital	436,025	437,787
Unearned stock compensation	(1,124)	(8,865)
Loans receivable from stockholders	(30)	(397)
Accumulated other comprehensive loss	(960)	(988)
Accumulated deficit	(347,238)	(296,898)

Total stockholders’ equity	86,724	130,689

Total liabilities and stockholders’ equity	$100,659	$157,096

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenue	$46,193	$65,806	$55,528
Cost of revenue	36,603	57,888	40,547

Gross margin	9,590	7,918	14,981
Operating expenses:
Research and development:
Stock option compensation	2,415	10,522	2,199
Other	21,647	36,832	17,551

	24,062	47,354	19,750
Acquired in-process research and development	—	—	34,106
Selling, general and administrative:
Stock option compensation	1,725	2,874	1,875
Other	33,777	21,238	15,683

	35,502	24,112	17,558
Restructuring costs	627	11,383	3,013
Amortization of intangible assets and goodwill	4,231	11,178	8,011
Impairments of intangible assets and goodwill	49	97,616	—

Total operating expenses	64,471	191,643	82,438

Loss from operations	(54,881)	(183,725)	(67,457)
Other income (expense):
Interest income	1,340	2,828	3,092
Foreign currency gains (losses), net	2,943	(1,406)	(2,103)
Other	55	(46)	(933)

Loss before provision (benefit) for income taxes	(50,543)	(182,349)	(67,401)
Income tax expense (benefit)	(203)	513	(182)

Net loss	$(50,340)	$(182,862)	$(67,219)

Basic and diluted loss per common share	$(1.00)	$(3.50)	$(1.67)

Weighted-average shares used in computing basic and diluted loss per common share	50,376	52,291	40,277

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Loans Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2000	38,547	$39	$195,230	$(14,569)	$(788)	$(988)	$(46,817)	$132,107
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,774	2	3,898	—	—	—	—	3,900
Issuance of common stock in connection with acquisition of SPaSE B.V	210	—	2,144	—	—	—	—	2,144
Issuance of common stock in connection with acquisition of Transilica Inc.	7,206	7	122,072	—	—	—	—	122,079
Issuance of common stock for cash	5,000	5	108,915	—	—	—	—	108,920
Unearned stock compensation	—	—	17,822	(17,822)	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	4,074	—	—	—	4,074
Payments on loans receivable from stockholders	—	—	—	—	753	—	—	753
Net loss	—	—	—	—	—	—	(67,219)	(67,219)

Balance at December 31, 2001	52,737	53	450,081	(28,317)	(35)	(988)	(114,036)	306,758
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,862	2	1,802	—	—	—	—	1,804
Repurchases and cancellation of common stock	(4,582)	(5)	(7,706)	—	—	—	—	(7,711)
Stock options cancelled	—	—	(6,055)	6,925	—	—	—	870
Amortization of unearned stock option compensation	—	—	—	12,527	—	—	—	12,527
Issuance of loans receivable from stockholders	—	—	—	—	(404)	—	—	(404)
Payments on loans receivable from stockholders	—	—	—	—	42	—	—	42
Return of escrow shares issued in connection with acquisition of SPaSE B.V	(100)	—	(335)	—	—	—	—	(335)
Net loss	—	—	—	—	—	—	(182,862)	(182,862)

Balance at December 31, 2002	49,917	50	437,787	(8,865)	(397)	(988)	(296,898)	130,689
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,240	1	1,412	—	—	—	—	1,413
Stock options cancelled	—	—	(3,174)	3,601	—	—	—	427
Amortization of unearned stock option compensation	—	—	—	4,140	—	—	—	4,140
Payments on loans receivable from stockholders	—	—	—	—	105	—	—	105
Other	—	—	—	—	262	28	—	290
Net loss	—	—	—	—	—	—	(50,340)	(50,340)

Balance at December 31, 2003	51,157	$51	$436,025	$(1,124)	$(30)	$(960)	$(347,238)	$86,724

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(50,340)	$(182,862)	$(67,219)
Adjustments to reconcile net loss to cash used in operating activities, net of effects of business combinations:
Depreciation	6,490	7,114	6,975
Amortization of intangible assets and goodwill	4,231	11,178	8,011
Impairments of intangible assets and goodwill	49	97,616	—
Acquired in-process research and development	—	—	34,106
Non-cash restructuring costs	2,124	5,381	920
Foreign currency (gains) losses, net	(2,943)	1,406	2,103
Amortization of deferred stock option compensation	4,140	13,396	4,074
Loss on sale of assets	612	—	—
Gain on sale of MHDC	(1,627)	—	—
Allowance for uncollectible accounts receivable	(243)	228	136
Write-off of uncollectible loan receivable	518	—	1,026
Deferred income taxes	—	—	(2,501)
Changes in operating assets and liabilities:
Accounts receivable, net	3,608	2,626	1,695
Inventories	2,206	(1,702)	6,268
Other assets	3,045	136	(1,555)
Accounts payable	(1,197)	825	499
Accrued expenses	(8,640)	1,029	856
Accrued compensation	(203)	(921)	441

Net cash used in operating activities	(38,170)	(44,550)	(4,165)
Investing activities:
Purchases of property and equipment	(759)	(6,378)	(9,580)
Proceeds from sale of assets	2,141	448	211
Loans receivable	(46)	(130)	(1,148)
Proceeds from sale of available for sale investments	14,000	5,000	—
Proceeds from maturity and redemption of held to maturity investments	3,000	—	—
Purchase of available for sale investments	(23,000)	(10,000)	—
Purchase of held to maturity investments	(9,045)	—	—
Acquisition of intangible assets	(523)	(8,465)	(79)
Acquisition of SPaSE (Holding), B.V., net of cash acquired	—	—	(3,040)
Net cash acquired in acquisition of Transilica Inc.	—	—	1,734

Net cash used in investing activities	(14,232)	(19,525)	(11,902)
Financing activities:
Proceeds from issuance of common stock	1,413	1,804	112,820
Repurchases of common stock	—	(7,711)	—
Proceeds from loans receivable from stockholders	105	(362)	753
Other, net	—	(121)	84

Net cash provided by (used in) financing activities	1,518	(6,390)	113,657
Effect of foreign currency exchange rate changes on cash	2,943	(1,406)	(2,091)

Net increase (decrease) in cash and cash equivalents	(47,941)	(71,871)	95,499
Cash and cash equivalents at beginning of year	101,278	173,149	77,650

Cash and cash equivalents at end of year	$53,337	$101,278	$173,149

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.    Summary of Significant Accounting Policies

Description of business

Microtune, Inc. was incorporated on May 28, 1996 and commenced operations on August 21, 1996. We operate in a single industry segment, designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide broadband communications and transportation electronics markets.

Consolidation

Our Consolidated Financial Statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including reserves for inventory, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities and other amounts. We also use estimates, judgments and assumptions to determine the remaining economic lives and carrying values of goodwill, purchased intangibles, property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

Investments

Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our short-term investments consist of certificates of deposit which are classified as held-to-maturity and are due within 1 year at December 31, 2003. Our long-term investments which consist of mortgage backed securities are classified as available-for-sale and are due within 2 years at December 31, 2003. The carrying values of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Inventories

Our inventories are stated at the lower of standard cost, which approximates actual cost or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts, current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

Property and Equipment

Our property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets and Goodwill

Our intangible assets, which consist primarily of a customer base and patents, have been recorded as the result of our business or asset acquisitions (Notes 2 and 6) and are being amortized on the straight-line basis over 3 to 5 years. Goodwill is the result of the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective as of June 20, 2002 and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, the criteria for recognizing acquired intangible assets apart from goodwill has been changed. Intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result, at December 31, 2001, our intangible assets relating to an acquired workforce of $701,600, net of related accumulated amortization of $175,400, were reclassified to goodwill. Our other intangible assets continue to be amortized over their useful lives. See Note 6 for additional information on intangible assets.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Under SFAS 142, acquired goodwill and intangible assets deemed to have indefinite lives related to acquisitions completed after June 30, 2002 are no longer amortized, but are subject to annual impairment tests (see “Impairment of Long-lived Assets” below). For acquisitions completed on or before June 30, 2002, goodwill was amortized on a straight-line basis over an estimated life of five years through December 31, 2001. Effective January 1, 2002, we adopted the provisions of SFAS No. 142 related to the non-amortization of goodwill and certain intangible assets related to acquisitions completed before June 30, 2002. The following table presents our financial results as they would have been if we had adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2000 (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss:
As reported	$(50,340)	$(182,862)	$(67,219)
Goodwill and workforce amortization	—	—	5,728

Pro forma	$(50,340)	$(182,862)	$(61,491)

Basic and diluted loss per common share:
As reported	$(1.00)	$(3.50)	$(1.67)
Goodwill and workforce amortization	—	—	0.14

Pro forma	$(1.00)	$(3.50)	$(1.53)

Impairment of Long-lived Assets

We review long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, recoverability of assets to be held and used was measured by a comparison of the carrying amount of such assets to projected future undiscounted cash flows expected to be generated by such assets or business center. If we determined such assets are impaired, we recognized the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

During the third quarter of 2002, our market capitalization declined to a level that was below our net book value. We believed this was partially due to our normal seasonal revenue trends for sales to our automobile manufactures and their suppliers and to a negative impact to sales by a competitor whose products were subsequently found to willfully infringe on one of our patents. At the end of the third quarter of 2002, we did not believe that either of these trends was indicative of an impairment of our goodwill. During the fourth quarter of 2002, our market capitalization continued at a level significantly less than our net book value and we concluded that it was more likely than not that the fair value of our net assets, including goodwill, was less than their carrying values. We performed an impairment analysis and concluded that our goodwill was fully impaired. Accordingly, we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2003 and 2002, we have no recorded amounts of goodwill.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

One of our wireless customers returned $2.8 million of product that was shipped during the fourth quarter of 2002 during the first quarter of 2003. Additionally, we were informed by two potential wireless customers of their plans to cancel orders. In reviewing these events, we learned that our wireless technology had been surpassed by our competitors and as a result, we believed we had significant impairment indicators as of December 31, 2002 for the intangible assets acquired from Transilica. As a result, we performed an analysis of the future cash flows expected from our existing and in-process wireless technologies as of December 31, 2002. Our evaluation indicated that these intangible assets had negative present value as of December 31, 2002. Accordingly, we recorded a $46.9 million impairment charge in the fourth quarter of 2002.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history; customer rights to return unsold product; customer rights to price protection; customer payment terms conditional on sale or use of product by the customer; or other extended payment terms are granted to a customer. It is not our standard business practice to grant any of these terms to our customers.

For certain of our customers, collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment and revenue is not recognized until receipt of payment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the value of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2003 and 2002, the sales value of products shipped for which revenue was deferred was $0.2 million and $10.4 million, respectively. All of the sales value related to revenue deferred at December 31, 2002 was recognized during 2003.

In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

period. In 2003 and 2002, we recognized 24% and 20% of our net revenue upon receipt of payment, respectively. In other instances, deferred revenue is recorded when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we will recognize revenue. As of December 31, 2003, we had $0.1 million of deferred revenue as a result of customer prepayments. There were no customer prepayments as of December 31, 2002.

During 2003, we recognized approximately $1.3 million in royalty revenue related to third party purchases of a competitor’s product that was found to willfully infringe one of our patents.

We do grant limited stock rotation rights for conforming product to certain distributors for up to 15% of the aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories and are reviewed along with our other inventory items and are valued at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant due to our requirement that returns be offset by new purchase orders and the incremental shipping, handling and customs costs distributors would incur as a result of such returns. We account for the shipment of replacement product as a sales transaction.

Research and Development Costs

Our research and development expenses consist of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred because our current process for developing our products is completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

Shipping and Handling Costs

Shipping and handling costs that we incur related to product shipments to customers are included in selling, general and administrative expenses. Our shipping and handling costs totaled $0.4 million, $0.8 million and $0.6 million in 2003, 2002 and 2001, respectively.

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

Foreign Currency Translation

The impact from the re-measurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net were $2.9 million, $(1.4) million and $(2.1) million in 2003, 2002 and 2001, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized. Our deferred tax assets were fully reserved at December 31, 2003 and 2002.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, warrants, restricted stock subject to repurchase rights and employee stock purchase plan options.

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	December 31,
	2003	2002	2001
Stock options	6,603	5,415	8,106
Restricted common stock	8	283	810
Employee stock purchase plan	25	21	11

Total anti-dilutive securities excluded	6,636	5,719	8,927

Stock-Based Compensation

At December 31, 2003, we have four stock-based compensation plans covering employees and directors. These plans are described more fully in Note 10. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through December 31, 2003, there have been no significant grants to non-employees.

In 2003, 2002 and 2001, under the provisions of APB No. 25, we recorded approximately $4.1 million, $12.5 million, and $4.1 million, respectively, of stock option compensation expenses as a result of granting stock options with exercise prices below the estimated fair value per share of our common stock at the date of grant and as a result of the Transilica acquisition. Stock option compensation expense reported for 2003 included $0.9 million for our former Chairman and CEO. Stock option compensation expense recorded for 2002 also includes $0.9 million resulting from cancellation of stock options pursuant to the employee option exchange program discussed in Note 10. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of December 31, 2003 and 2002, unearned deferred stock compensation was $1.1 million and $8.9 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was 1.2 years at December 31, 2003.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Although SFAS 123 allows us to continue to follow the present APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123. The pro forma impact of applying SFAS 123 in fiscal 2003, 2002 and 2001 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows (in thousands, except per share data):

	2003	2002	2001
Net loss, as reported	$(50,340)	$(182,862)	$(67,219)
Add stock compensation expense recorded under the Intrinsic value method	4,140	13,396	4,074
Less pro forma stock compensation expense computed under the fair value method	(7,817)	(7,605)	(8,928)

Pro forma net loss	$(54,017)	$(177,071)	$(72,073)

Basic and diluted pro forma loss per common share	$(1.07)	$(3.39)	$(1.79)

Inputs used for the valuation model are as follows:

	Year Ended December 31,
	2003	2002	2001
Volatility	99.0%	105.0%	96.5%
Weighted-average expected lives	4.5	4.5	4.5
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	2.8%	3.7%	4.2%
Fair value of options granted	$1.80	$5.60	$6.70

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Risk Concentrations

Financial instruments that potentially subject Microtune to concentrations of credit risk consists primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At December 31, 2003, approximately 48% of our net accounts receivable were due from five of our customers. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. During 2003, 2002 and 2001, we wrote off $96,977, $445,108 and $22,139 of uncollectible accounts receivable, respectively. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have generally been adequate to cover our actual credit losses.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

From time to time, we invest in convertible notes, preferred stock or common stock of private technology based companies in accordance with our investment policy. In the third quarter of 2001, we wrote-off a $1.0 million investment in a radio frequency focused privately held company due to uncertainties as to whether the investment would be recovered.

In the second quarter of 2003, we invested $0.3 million in preferred stock of a privately-held technology company. If certain milestones are met by the company, we are obligated to invest and additional $0.2 million in its preferred stock. As of December 31, 2003, we have not been notified that the milestones have been met.

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

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we use TFS for nearly all assembly and calibration functions for our RF Modules and MicroModules. See Note 2.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the broadband communications and transportation electronics markets, dependence on a few significant customers, lengthy sales cycles, dependence on third party manufacturers and subcontractors, dependence on third party distributors in certain markets, technological change and dependence on the successful development of products and marketing of new products, international operations and foreign currency fluctuations, intellectual property rights, litigation costs and product liability.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. We have determined that, because of the fixed price purchase option included in the operating lease agreement for the administrative, sales and marketing and research and development facility of Microtune KG in Germany, that we hold a significant variable interest in the lessor. However, we are not the primary beneficiary of the arrangement and, accordingly, are not required to consolidate the lessor. We have no other interests in variable interest entities.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

activities, and is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

2.    Acquisitions and Dispositions

On March 27, 2003, we executed a five-year manufacturing agreement with Three-Five Systems (TFS), a worldwide supplier of engineering and manufacturing services. The significant terms of the agreement are:

•	TFS will manufacture, assemble and test our RF Module and MicroModule subsystems in its manufacturing facility in Manila, Philippines;

•	TFS purchased most of the manufacturing equipment and raw materials inventory from our former Philippines facility;

•	TFS agreed to manage our former Philippines manufacturing facility as manufacturing was transferred to TFS’ facility;

•	We agreed that TFS could, under certain circumstances, require us to repurchase raw material inventories; and

•	We agreed on pricing terms for our then current products, future price reductions for such products, and a pricing formula for our future products, taking into account our volume of activity with TFS and TFS’ costs of material, labor and overhead.

As part of the agreement, we sold TFS most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million. Proceeds consisted of $5.2 million in cash, and a note receivable of $2.7 million. The total sales price of the equipment was approximately $2.8 million which approximated its net book value. We initially sold inventory to TFS at its carrying value of approximately $5.4 million. However, under the terms of the agreement, TFS could require us, 180 days after execution of the agreement, to repurchase the raw materials inventory, if excess quantities existed because TFS was unable to utilize the materials in fulfilling our existing or forecasted orders. Additionally, 360 days from the execution of the agreement, TFS, at its sole discretion, could require us to repurchase any raw materials that have not been consumed in fulfilling our orders. During the third quarter of 2003, we agreed to repurchase a portion of the raw material inventories from TFS valued at $2.4 million. The $2.4 million inventory repurchase was charged to cost of revenue as excess inventory. The raw material repurchase was offset against the $2.7 million note receivable and we collected $0.3 million in cash for the remaining balance of the note receivable in the fourth quarter of 2003. During the fourth quarter of 2003 we made an additional provision of $0.3 million for inventory repurchases from TFS which was also charged to cost of revenue. We do not believe any further inventory repurchases will be required.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

As a result of the sale of assets to TFS, we reduced our payroll by approximately 1,000 employees and recorded restructuring costs totaling $1.4 million in the first quarter including $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for restructuring charges and $0.1 million for the loss on the disposal of the assets.

Acquisition of Transilica Inc.

On November 28, 2001, we acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately held company based in California, which was subsequently renamed Microtune (San Diego) Inc. Microtune (San Diego) was engaged in research and development of silicon and system-on-chip products for wireless applications. The acquisition value was $146.1 million and consisted of 7,206,187 shares of our common stock valued at $130.1 million, the assumption of 831,967 Transilica stock options valued at $13.9 million and transaction costs of $2.1 million. The merger agreement also provided that approximately 15% of the purchase price of our common stock be placed in escrow for the purpose of securing the indemnification obligations of Transilica under the merger agreement. The escrow shares were to be released periodically, subject to any escrow claims or related disputes, at the end of each of the three years following the closing. As of December 31, 2003, no escrow shares have been released. The results of operations of Transilica are included in our results of operations from the date of acquisition.

The components of the aggregate cost of the acquisition were as follows (in thousands,):

Fair market value of 7,206,187 shares of common stock (including 1,206,307 shares placed in escrow)	$130,072
Fair market value of 831,967 Transilica stock options assumed	13,937
Transaction costs	2,130

Total acquisition cost	$146,139

The fair market value of our common stock was based on the closing stock price on the date of acquisition as the number of our common shares to be issued was not fixed until the closing date. Accordingly, we used the closing date for valuing the Transilica acquisition as the first date on which the number of shares became fixed without subsequent revision. The fair value of the Transilica stock options assumed was based on the Black-Scholes option valuation model.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Unearned stock compensation recorded in connection with the acquisition represents the intrinsic value of Transilica’s unvested stock options and restricted common stock shares for which future service is required subsequent to the date of the acquisition in order for the employee to vest in the stock options and restricted common stock shares. The amount allocated to unearned compensation has been deducted from the estimated fair value of the unvested stock options and restricted common stock shares for purposes of the allocation of purchase price to assets acquired. The unearned stock compensation is being amortized to expense over the remaining vesting period of the unvested stock options and restricted common stock shares of one to four years.

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

December 31, 2001
Revenue	$55,696

Loss from operations	$(74,568)

Net loss	$(74,255)

Basic and diluted loss per common share	$(1.58)

During the fourth quarter of 2002, the goodwill was written off as part of our $50.7 million goodwill impairment charge and the remaining balance of intangible assets, approximately $46.9 million, were deemed fully impaired and written off. We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million, which included approximately $0.7 million of development equipment.

Acquisition of Holland Design Center

On October 16, 2001, we acquired the personnel, technology, and assets of privately held Semiconductor Products and Systems Engineering, B.V. (SPaSE), located in the Netherlands, which was subsequently renamed the Microtune Holland Design Center (MHDC). MHDC specialized in the design of digital signal processing VLSI chips and associated software, targeted at the digital television equipment market. MHDC’s products provided decoding and decompression of video and audio that are embedded within radio-frequency transmitted signals. The original acquisition value was approximately $5.4 million which consisted of $3.0 million of cash, 210,000 shares of our common stock initially valued at $2.1 million and $0.3 million in transaction costs. In December 2002, 100,000 of these shares were returned to us in connection with settlement of the escrow. The results of operations of MHDC are included in our results of operations from the date of acquisition. The components of the aggregate cost of the acquisition were as follows (in thousands,):

Cash paid to shareholders	$3,000
Fair market value of 210,000 shares of common stock (placed in escrow)	2,144
Transaction costs	319

Total acquisition cost	$5,463

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

The goodwill amount was reduced by $0.3 million upon return of the 100,000 escrow shares. The remaining goodwill was written off during the fourth quarter of 2002 as part of our $50.7 million goodwill write off. See Note 1.

Also during the fourth quarter of 2002, we decided to cease operating MHDC and recorded a restructuring charge of $2.3 million, including $0.4 million for severance related items and $1.9 million for future liabilities associated with MHDC, primarily operating obligations. In the second quarter of 2003 we sold MHDC to Micronas Group which assumed MHDC’s liabilities including its operating obligations. Accordingly, we reduced restructuring expense by $1.6 million during the second quarter of 2003.

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

Amounts allocated to acquired in-process research and development were expensed at the date of acquisition because the purchased research and development had no alternative future uses, and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The estimates used in valuing the research and development were based upon assumptions regarding future events and circumstances management believed to be reasonable, but that are inherently uncertain and unpredictable. The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the acquired in-process research and development.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The value of the acquired in-process research and development was determined by discounting the estimated projected net cash flows related to the applicable products of each acquisition for the amount and years cash inflow was projected to begin, including costs to complete the development of the technology and the future revenues to be earned upon release of the products. The rates utilized to discount the net cash flows to present value as shown in the table below were based on the weighted average cost of capital adjusted for the risks associated with the estimated growth, profitability, developmental and market risks of the acquired development projects for each acquisition. Projected net cash flows from such products of each acquisition were based on estimates of revenues and operating profit (loss) related to such products.

As of December 31, 2002, all of the in-process research and development projects acquired in the Transilica and MHDC acquisitions had been discontinued.

3.    Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2003	2002
Gross accounts receivable	$4,522	$10,587
Allowance for doubtful accounts	(132)	(375)
Deferred revenue	(130)	(2,587)

Accounts receivable, net	$4,260	$7,625

4.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Finished goods	$2,905	$3,736
Work-in-process	1,260	4,279
Raw materials	—	3,837

Total inventory	$4,165	$11,852

As a result of the re-evaluation of our wireless products discussed in Note 1, we recorded a charge to cost of sales of approximately $4.2 million and $12.8 million in 2003 and 2002, respectively, representing our estimate of excess wireless inventories and non-cancelable purchase obligations for wireless inventories. As of December 31, 2003, our wireless inventory had no carrying value. During the fourth quarter of 2002, we also recognized a $1.2 million charge to write-off raw material inventory that was identified as excess in connection with our sale of assets related to our Manila operations. See Note 2.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

5.    Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,		Useful Life in Years
	2003	2002
Leasehold improvements	$719	$1,225	3 - 22
Manufacturing equipment	3,878	13,819	3 - 5
Other equipment	10,692	8,028	3 - 7
Furniture and fixtures	1,116	944	3 - 6
Computer software	5,962	6,888	3 - 7

Total property and equipment.	22,367	30,904
Less accumulated depreciation	14,863	13,099

Net property and equipment	$7,504	$17,805

On March 27, 2003, we sold equipment related to our Manila operations that had a net book value of approximately $2.8 million to Three-Five Systems (TFS). See Notes 2 and 12.

6.    Intangible Assets and Goodwill

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	December 31,
		2003		2002
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Developed technology	—	$—	$—	$567	224
Patents	1.6	11,467	5,723	11,046	2,430
Other intangible assets	1	4,308	3,488	4,308	2,668

Total		$15,775	$9,211	$15,921	$5,322

On October 1, 2002, we entered into an agreement to purchase certain patents from Silicon Wave, Inc. for approximately $7.9 million in cash and certain contingent consideration. As a result of the re-evaluation of our wireless products, we recorded an impairment charge of $46.9 million to write-off certain intangible assets during 2002. See Note 1 for additional information on this impairment charge.

The following table sets forth the estimated future amortization of intangible assets (in thousands):

Year Ending December 31,
2004	$4,206
2005	2,253
2006	104

We concluded that our goodwill was fully impaired and recorded a $50.7 million impairment charge in the fourth quarter of 2002. See Note 1 for additional information on this impairment charge.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

7.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Accrued warranty obligations	$245	$407
Accrued income taxes	—	3,084
Accrued restructuring costs (Note 12)	202	4,936
Accrued legal	1,795	288
Accrued non-cancelable inventory purchase obligations	—	1,671
Other	1,703	4,623

Total accrued expenses	$3,945	$15,009

8.    Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as its headquarters, as well as for certain administrative, sales and marketing and research and development activities. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We have the option to purchase the facility during certain time periods during the lease. We lease our facilities in San Diego, California, which are primarily for research and development activities, under an operating lease that expires in the first quarter of 2004. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$2,433
2005	1,167
2006	613
2007	466
2008	461
Thereafter	5,880

$11,020

Rent expense for the years ended December 31, 2003, 2002 and 2001, was $2.5 million, $3.7 million and $2.3 million, respectively.

Purchase Commitments

Under the terms of our agreement with TFS, we may become obligated to repurchase inventories during the first quarter of 2004. Our maximum obligation at December 31, 2003 is $2.7 million. See Note 2. As of December 31, 2003, we had approximately $4.7 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property noninfringement clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective infringing product, which results in financial damages to the customer. As of December 31, 2003, we are unaware of any such claims by any of our customers.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect Microtune due to legal costs and expenses, diversion of management resources and other factors. Our discussion of legal matters includes pending litigation, and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. Except as described below, we are not currently a party to any material litigation.

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe on our U.S. Patent No. 5,737,035. In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded Microtune its reasonable attorneys’ fees, costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. Broadcom appealed the infringement issues to the Court of Appeals for the Federal Circuit.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC has appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held during November 2003. Judge Harris will make an initial determination in the case on or before April 2, 2004. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s U.S. Patent No. 5,737,035. The case is currently scheduled to go to trial on June 14, 2004. While we intend to vigorously litigate this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our results of operations or financial condition in any future period.

On November 26, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,211,742. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the patent. Microtune has filed a Motion To Dismiss For Lack of Personal Jurisdiction and Improper Venue or, in the Alternative, Motion to Transfer. On March 9, 2003 the Court entered an order transferring the lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

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

December 31, 2003

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and current General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time. The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants have filed motions to dismiss Plaintiffs’ claims. On February 13, 2004, the Magistrate Judge issued his report and recommendation as to the Defendants’ motions to dismiss. The Magistrate recommended that defendants motions be granted, in part and denied, in part. Plantiffs and the individual defendants have filed objections to certain of the Magistrate Judge’s recommendations. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5 and 21, 2004, and the consolidated suit is styled In re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409. The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants have filed a joint motion to dismiss the consolidated derivative lawsuit and a joint motion to transfer the lawsuit to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. Microtune expects the briefing for the motions to dismiss to be completed by April 9, 2004. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

Other Litigation

On July 23, 2001, Maxim Integrated Products, Inc. (Maxim) filed a lawsuit alleging breach of contract, breach of guaranty, open book account, and goods sold and delivered, in the Superior Court of the State of California, County of Santa Clara, against Microtune. The lawsuit alleges that Microtune failed to render payment to Maxim for products ordered by our indirectly-owned subsidiary, NSF Technologies (Phils.), Inc. (f/k/a/ NSF RF Technologies Corporation). We entered into a settlement with Maxim in December 2003 in the amount of $1.5 million.

9.    Income Taxes

The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Benefit computed at the U.S. federal statutory rate	$(17,185)	$(61,999)	$(22,916)
Benefit of losses not recognized	18,328	39,816	6,472
Non-deductible stock option compensation	1,256	4,555	1,385
Acquired in-process research and development costs for which no tax benefit was recognized	—	—	11,596
Non-deductible goodwill amortization and impairment	—	17,240	1,918
Effect of foreign income taxes	(2,631)	679	1,113
Other, net	29	222	250

Income tax provision (benefit)	$(203)	$513	$(182)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Foreign income taxes:
Current	$(203)	$338	$2,171
Deferred	—	—	(2,501)
State income taxes	—	175	148

Total	$(203)	$513	$(182)

The income (loss) of foreign operations before income taxes for fiscal 2003, 2002 and 2001 were $7.4 million, $(20.4) million and $13.7 million, respectively. Our Philippine subsidiary is operating under a tax holiday that expires in 2005. We received no tax benefit from this tax holiday in 2003.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Income taxes paid in fiscal 2003, 2002 and 2001 were $4.0 million, $0.3 million and $0.2 million, respectively.

The significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Inventories	$1,095	$2,521
Accounts receivable	135	1,972
Property and equipment	134	988
Intangible assets	4,932	4,583
Accrued expenses	1,132	1,757
Net operating loss carryforwards	63,039	43,329
Research and development credits	4,132	2,996
Capital loss carryforwards	942	—
Unrealized currency loss	832	—
Other	146	194

Total deferred tax assets	76,519	58,340
Valuation allowance	(76,519)	(58,340)

Total deferred tax assets, net	$—	$—

We have established a valuation allowance to fully reserve our deferred tax assets at December 31, 2003 and 2002 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2003, we had net operating loss carryforwards of approximately $175.6 million, including operating loss carryforwards of Transilica discussed below, and an unused research and development credit carryforward of approximately $4.1 million, that begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

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

10.    Stockholders’ Equity

Convertible Preferred Stock

At December 31, 2003 2002 and 2001 none of our 25,000,000 authorized shares of preferred stock were outstanding.

Common Stock

On December 18, 2001, we issued 5.0 million shares of our common stock, resulting in net cash proceeds of approximately $108.9 million.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when someone acquires 15 percent or more of our common stock or announces a tender offer which could result in such person owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if someone acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquiror to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquiror at a 50 percent discount. Rights held by the acquiror will become null and void in both cases. The rights expire on March 3, 2012. On December 31, 2003, 49,917,351 rights were outstanding.

On July 19, 2002, our Board authorized a stock repurchase program to acquire outstanding common stock on either the open market or through negotiated transactions. Under the program, we were authorized to purchase up to approximately 5.3 million of our outstanding shares. Since the beginning of the program through December 31, 2002 we have purchased approximately 4.4 million shares for an aggregate cost of approximately $7.7 million pursuant to this program. All repurchased shares were cancelled as of December 31, 2002. No shares were repurchased in 2003 and in February 2003, our Board suspended the stock repurchase program.

At December 31, 2003 and 2002, we had loans receivable from U.S. employees totaling $31,500 and $397,783, respectively, which were issued related to the exercise of stock options. The loans receivable are secured by shares of common stock and certain assets owned by the employees, bear interest at 4.75% per annum and are due in 2004.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors establishes the terms of each option granted under the 1996 Plan. At December 31, 2003, we had reserved 1,621,902 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Plan.

On August 4, 2000, we adopted the 2000 Stock Plan. The 2000 Plan provides for incentive stock options and nonqualified stock options to be granted to key employees and consultants. Our Board of Directors establishes the terms of each option granted under the 2000 Stock Plan. At December 31, 2003, we had reserved 9,246,669 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Stock Plan.

On August 4, 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. At December 31, 2003, we had reserved 150,000 shares of common stock for issuance upon exercise of options granted pursuant to the Director’s Plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. At December 31, 2003, we had reserved 97,960 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

During October 2002, we established a program whereby each employee with outstanding stock options was given the opportunity to cancel some or all of their option grants in exchange for a promise by us to grant a new stock option in six months and two days from the date of the employee’s election to cancel options. The new grants were for the same or lesser number of options cancelled and had an exercise price equal to the market at the date of the new grant. The terms of the exchange offer provided that the replacement options were not granted within six months before or six months after the employee’s election to cancel the previously granted options and that the replacement options were subject to the employee’s continued employment. Any new grants under this program were 6/54 vested on the date of the grant and will vest 1/54 each month thereafter. The program ended on October 31, 2002 and 1,884,413 shares were cancelled, resulting in a charge to stock compensation expense of $0.9 million. In April and May of 2003, 1,494,037 new options were granted to employees with fair market value exercise prices ranging from $1.76 to $2.54 per share pursuant to the program. No additional stock compensation expense resulted from the new grants.

A summary of our stock option activity and related information for the years ended December 31, 2003 and 2002 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2001	8,105,781	4.49
Granted	2,120,607	7.39
Exercised	(1,577,656)	0.98
Canceled	(3,233,744)	8.74

Balance at December 31, 2002	5,414,988	$4.05
Granted	4,799,374	2.40
Exercised	(895,790)	0.85
Canceled	(2,715,851)	5.49

Balance at December 31, 2003	6,602,721	$2.73

The following presents certain information about outstanding stock options at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.13 - $ 0.88	1,513,215	5.3	$0.74	1,031,156	$0.71
$ 1.25 - $ 4.98	4,646,485	9.1	2.58	716,093	2.70
$ 7.75 - $11.41	311,748	6.7	9.90	202,951	9.74
$11.77 - $37.88	131,273	7.2	14.08	64,157	14.15

$ 0.13 - $37.88	6,602,721	8.1	$2.73	2,014,357	$2.75

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of common stock were initially reserved for issuance under the plan, and in October 2002 an additional 400,000 shares were approved to be reserved for issuance. The plan allows eligible employees to purchase our common stock at 85% of the lower of the fair market value of the common stock at the beginning or end of each successive six-month offering period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. For the years ended December 31, 2003 and 2002, 405,279 and 284,571 shares were issued under the purchase plan, respectively. At December 31, 2003, there were 44,554 shares available for issuance under this plan.

11.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations including any catch-up provisions. Under our 401(k) plan we may elect to make voluntary contributions. No voluntary contributions were made for the years ended December 31, 2003, 2002 and 2001.

Microtune KG and its subsidiaries sponsor defined benefit retirement plans for its employees. Retirement benefit expense for fiscal 2003 or 2002 was not significant.

12.    Restructuring Costs

In the fourth quarter of 2001, we recorded a $3.0 million charge related to restructuring actions, primarily related to the consolidation of our manufacturing operations in the Philippines from two factories into one. The employee severance and benefit costs related to the elimination of 477 employees had been paid out by December 31, 2001.

Beginning in the third quarter of 2002, we initiated a restructuring of our operations in light of the continued economic downturn. The measures, which included reducing our workforce, consolidating our facilities and changing the strategic focus of a number of our sites, were largely intended to strengthen our ability to focus on core strategic competencies and reduce our worldwide operating costs. The employee severance and benefit costs included in these restructuring charges incurred in 2002 relate to the elimination of approximately 105 employees worldwide. The charge also included a $3.9 million write-off of intangible assets consisting of the unamortized cost of employment agreements acquired in the Transilica acquisition. Property and equipment subject to restructuring were primarily located outside of the United States. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned equipment the impairment loss recognized was based on the fair value less costs to sell. Facility closure costs principally represent the estimated costs to close three overseas facilities. Other exit costs include the write-off of a $1.0 million interest in a company focused on wireless connectivity technology, which could not be recovered once we decided not to pursue development of this technology.

In the second quarter of 2003, we entered into an agreement to sell MHDC (Note 2) to the Micronas Group. The agreement stipulated that the Micronas Group would assume the ongoing operations and certain related financial obligations. As a result of the transaction, we recorded a gain of approximately $1.6 million, which is included as a reduction of restructuring expense. As a result of this sale, we reduced payroll by 23 employees.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

As a result of the sale of assets to TFS (Note 2), we reduced our payroll by approximately 1,000 employees and charged restructuring costs $1.4 million in the first quarter of 2003. The restructuring costs included $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for other transaction costs and $0.1 million for the loss on the disposal of the assets.

In the second quarter of 2003, we reduced our payroll by 36 employees, principally at our design center in San Diego, CA. This action resulted in a $0.6 million charge to restructuring costs, consisting of employee severance and benefits. Subsequently, we were unsuccessful in our efforts to refocus our wireless product development. As a result, we discontinued all wireless development as of December 15, 2003 and closed the design center. The closure resulted in a restructuring charge of $0.9 million, which included the write off of approximately $0.7 million of development equipment. As a result of this closure, we reduced our payroll by 25 employees.

Additionally, during the second quarter of 2003, we negotiated a favorable settlement of a software license agreement, which reduced future payments for licenses previously used at two of our locations. This resulted in a $0.3 million decrease of our restructuring accrual in the second quarter of 2003.

The following table summarizes the restructuring accrual activity (in thousands):

	Severance and benefits	Employment agreements written off	Impairment of property and equipment, and other assets	Lease obligations and facility closure costs	Other exit costs	Total
Balance at December 31, 2001	$55	$—	$—	$350	$420	$825
Provision	2,246	3,911	280	2,554	2,392	11,383
Non-cash charges	—	(3,911)	(280)	—	(1,190)	(5,381)
Cash payments	(635)	—	—	(739)	(517)	(1,891)

Balance at December 31, 2002	1,666	—	—	2,165	1,105	4,936
Provision	1,436	—	856	438	358	3,088
Change in prior estimates	(123)	—	—	(1,032)	321	(834)
Sale of MHDC	(82)	—	—	(533)	(1,012)	(1,627)
Non-cash charges	(427)	—	(856)	—	(8)	(1,291)
Cash payments	(2,321)	—	—	(985)	(764)	(4,070)

Balance at December 31, 2003	$149	$—	$—	$53	$—	$202

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 8. All remaining cash payments related to these restructurings are expected to be made in 2004.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

13.    Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. We also have a design center in Germany. Net income (loss) from foreign operations totaled $7.1 million, $(20.4) million and $13.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues by geographical area are summarized below (in thousands):

	Year Ended December 31,
	2003	2002	2001
North America	$15,838	$15,779	25,279
Europe	10,557	16,432	14,908
Asia Pacific	19,576	33,589	15,011
Other	222	6	330

Total	$46,193	$65,806	$55,528

During 2003, 2002 and 2001, we derived revenues exceeding 10% of total revenues from shipments to customer locations in the United States, Germany and Taiwan.

The locations of property and equipment are summarized below (in thousands):

	December 31,
	2003	2002
North America	$5,034	$8,770
Europe	1,391	1,937
Asia Pacific	93	154
Philippines	986	6,944

Total	$7,504	$17,805

Sales to DaimlerChrysler accounted for approximately 15%, 18% and 25% of our consolidated net revenue for fiscal 2003, 2002 and 2001, respectively. Sales to World Peace Industrial, a distributor, accounted for approximately 13%, 8% and 1% of our consolidated net revenue for fiscal 2003, 2002 and 2001, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors, accounted for approximately 60%, 76% and 65% of our total revenue for fiscal 2003, 2002 and 2001, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

14.    Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2003 and 2002 (in thousands, except per share data):

Year Ended December 31, 2003	For the Quarter Ended
	December 31	September 30	June 30	March 31
Net revenue	$10,620	$8,975	$13,976	$12,622
Cost of revenue	6,567	10,549	9,086	10,401
Gross margin	4,053	(1,574)	4,890	2,221
Loss from operations	(12,959)	(17,163)	(9,866)	(14,893)
Loss before income taxes	(10,900)	(17,016)	(8,074)	(14,553)
Net loss	(10,327)	(17,141)	(8,156)	(14,716)
Basic and diluted loss per Common share	(0.20)	(0.34)	(0.16)	(0.30)

Year Ended December 31, 2002	For the Quarter Ended
	Dec. 31	September 30	June 30	March 31
Net revenue	$11,965	$13,543	$22,034	$18,264
Cost of revenue	24,297	8,311	14,091	11,189
Gross margin	(12,332)	5,232	7,943	7,075
Loss from operations	(135,387)	(20,832)	(14,171)	(13,335)
Loss before income taxes	(134,535)	(21,151)	(13,683)	(12,980)
Net loss	(134,264)	(21,537)	(14,010)	(13,051)
Basic and diluted loss per Common share	(2.66)	(0.40)	(0.26)	(0.25)

The results for the first quarter of 2003 reflect a $1.2 million charge to cost of revenue for excess wireless inventory. The results for the second quarter include a $1.6 million gain on the sale of MHDC and a $1.4 million charge for the severance agreement with our former chief executive officer. The results for the third quarter include the write-down of approximately $1.3 million of wireless inventories, a $1.4 million write-down of inventory that was deemed in excess of our demand forecast and the repurchase of $2.4 million of raw materials from TFS. During the fourth quarter, we recorded an additional restructuring charge of $0.9 million due to the closure of our wireless business.

As discussed in Note 1, we recorded an impairment charge in the fourth quarter of 2002 of approximately $50.7 million to write-off recorded goodwill. In addition, as a result of the re-evaluation of our wireless products discussed in Notes 1, 4 and 6, we recorded an impairment charge of approximately $46.9 million in the fourth quarter of 2002 to write-off all intangible assets related to our wireless products and a charge to cost of sales of approximately $12.8 million, representing our estimate of excess wireless product inventories and non-cancelable purchase obligations for wireless product inventories, at December 31, 2002. As discussed in Note 12, we recorded restructuring charges of $4.5 million and $6.9 million in the third and fourth quarters of 2002, respectively.