Form 10-Q/A
period 2003-03-31
MICROTUNE INC
filed 2004-04-29
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Microtune, Inc.

FORM 10-Q/A

March 31, 2003

Explanatory Note:    Microtune, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended March 31, 2003 which was originally filed on July 31, 2003 (the “Original 10-Q”) to (i) supplement the discussion under Item 4 Controls and Procedures and (ii) make certain technical corrections to the text of the certifications (Exhibits 31.1 and 31.2) of our chief executive officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations under the Securities Exchange Act of 1934, as required by the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-Q. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on this Form 10-Q/A, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our planned improvements to our internal and disclosure controls, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on this Form 10-Q/A, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

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

We have evaluated, with the assistance of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures in effect as of the end of the period covered by this report (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective due to certain weaknesses in internal controls and procedures as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2002. The CEO and CFO also have evaluated the effectiveness of our disclosure controls and procedures in effect as of the filing date of this Amended Quarterly Report on Form 10-Q/A and have concluded that they are now effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

In May 2003, we alerted our sales and sales support staff that strict observance of all terms of our credit policy is required without exception, including obtaining written authorization to extend credit.

In June 2003, we adopted whistleblower policies and procedures. These policies and procedures provide a means for our employees to anonymously inform us of, among other things, (a) unethical business practices, (b) illegal activity, (c) deviations from our policies and procedures, (d) erroneous accounting treatment of business transactions, (e) weaknesses in internal controls, (f) disputes with auditors, and (g) disclosures in SEC reports or other public disclosures that are not full, fair, accurate, timely or understandable. This policy was in addition to our practice of obtaining quarterly written confirmations from key employees regarding compliance with our policies and procedures that impact the preparation of our financial statements.

In July 2003, we adopted a Code of Ethics to promote the honest and ethical conduct of all of our officers and financial executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers. This policy was in addition to our training of all employees whose duties impact the preparation of our financial statements as to the critical nature of their representations and assertions that are embodied in such statements.

In July 2003, we hired an outside consulting company to review and provide insight into our internal controls and procedures. As of November 2003, the consulting company found no significant weaknesses in our disclosure controls and procedures.

In August 2003, we separated the position of Chief Financial Officer and General Counsel into two positions each held by a different individual.

In the fourth quarter of 2003, we implemented procedures designed to strengthen the documentation of any reconciliation item between all sub-ledgers and their corresponding general ledger accounts.

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

Item 2.	Changes In Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

  *  Filed herewith.

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

Date: April 29, 2004

/s/ JAMES A. FONTAINE
James A. Fontaine Chief Executive Officer (Principal Executive Officer)