Form 10-Q/A
period 2003-06-30
MICROTUNE INC
filed 2004-04-29
CIK 1108058

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

Microtune, Inc.

FORM 10-Q/A

June 30, 2003

Explanatory Note: Microtune, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the quarter ended June 30, 2003 which was originally filed on August 14, 2003 (the “Original 10-Q”) to (i) supplement the discussion under Item 4 Controls and Procedures and (ii) make certain technical corrections to the text of the certifications (Exhibits 31.1 and 31.2) of our chief executive officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations under the Securities Exchange Act of 1934, as required by the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-Q. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

Item 4. Controls and Procedures

We have evaluated, with the assistance of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures in effect as of the end of the period covered by this report (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective due to certain weaknesses in internal controls and procedures as discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2002. The CEO and CFO also have evaluated the effectiveness of our disclosure controls and procedures in effect as of the filing date of this Amended Quarterly Report on Form 10-Q/A and have concluded that they are now effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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