Form 10-Q
period 2004-03-31
MICROTUNE INC
filed 2004-05-07
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2004, approximately 51,410,857 shares of the Registrant’s Common Stock, $0.001 par value per share were outstanding.

Microtune, Inc.

FORM 10-Q

March 31, 2004

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on this Form 10-Q, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and the trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding risk set forth under the caption “Factors Affecting Operating Results and Stock Price” below and in our other filings with the Securities and Exchange Commission (SEC), before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I.

Financial Information

Item 1. Financial Statements

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$53,376	$53,337
Short-term investments	6,045	6,045
Accounts receivable, net	5,030	4,260
Inventories	3,223	4,165
Other current assets	3,367	4,309

Total current assets	71,041	72,116
Property and equipment, net	6,912	7,504
Long-term investments	5,026	14,028
Intangible assets, net	5,545	6,564
Other assets and deferred charges	661	447

Total assets	$89,185	$100,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,684	$7,195
Accrued compensation	1,335	1,182
Accrued expenses	3,062	3,945
Deferred revenue	107	147

Total current liabilities	9,188	12,469
Other non-current liabilities	1,464	1,466
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized – 25,000 shares issued and outstanding shares – none	—	—
Common stock, $0.001 par value Authorized – 150,000 shares issued and outstanding shares – 50,953 and 49,917 respectively	52	51
Additional paid-in capital	436,281	436,025
Unearned stock compensation	(865)	(1,124)
Loans receivable from stockholders	(5)	(30)
Accumulated other comprehensive loss	(962)	(960)
Accumulated deficit	(355,968)	(347,238)

Total stockholders’ equity	78,533	86,724

Total liabilities and stockholders’ equity	$89,185	$100,659

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenue	$11,039	$12,622
Cost of revenue	5,923	10,401

Gross margin	5,116	2,221
Operating expenses:
Research and development:
Stock option compensation	178	1,205
Other	3,384	6,565

	3,562	7,770
Selling, general and administrative:
Stock option compensation	80	413
Other	8,243	6,447

	8,323	6,860
Restructuring	111	1,403
Amortization of intangible assets	1,066	1,081

Total operating expenses	13,062	17,114

Loss from operations	(7,946)	(14,893)
Other income (expense):
Interest income	215	412
Foreign currency gains (losses), net	(1,208)	(150)
Other	309	78

Loss before provision for income taxes	(8,630)	(14,553)
Income tax expense	100	163

Net loss	$(8,730)	$(14,716)

Basic and diluted loss per common share	$(0.17)	$(0.30)

Weighted-average shares used in computing basic and diluted loss per common share	51,399	49,773

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(8,730)	$(14,716)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	662	2,169
Amortization of intangible assets	1,066	1,081
Non-cash restructuring costs	(2)	111
Foreign currency losses, net	1,208	388
Amortization of deferred stock option compensation	258	1,618
Gain on sale of property and equipment	(264)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(770)	1,055
Inventories	942	(616)
Other assets	728	184
Accounts payable	(2,402)	(70)
Accrued expenses	(1,081)	(1,965)
Other liabilities	(2)	—
Accrued compensation	153	113

Net cash used in operating activities	(8,234)	(10,648)
Investing activities:
Purchases of property and equipment	(72)	(227)
Proceeds from sale of property and equipment	266	199
Proceeds from sale of Philippine manufacturing assets	51	1,648
Proceeds from available-for-sale investments	9,000	—
Purchase of available-for-sale investments	—	(4,000)
Loans receivable	—	(130)
Acquisition of intangible assets	(47)	(118)

Net cash provided by (used in) investing activities	9,198	(2,628)
Financing activities:
Proceeds from issuance of common stock	263	113
Loans receivable from stockholders	25	—
Other, net	(5)	—

Net cash provided by financing activities	283	113
Effect of foreign currency exchange rate changes on cash	(1,208)	(388)

Net increase (decrease) in cash and cash equivalents	39	(13,551)
Cash and cash equivalents at beginning of period	53,337	101,278

Cash and cash equivalents at end of period	$53,376	$87,727

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2004

(unaudited)

1. Summary of Significant Accounting Policies

Description of business

Microtune, Inc. commenced operations in August 1996. We operate in a single industry segment, designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide broadband communications and transportation electronics markets.

General

The accompanying unaudited financial statements as of and for the first quarter of 2004 and 2003 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2004 and 2003 have been made. Results of operations for the first quarters of 2004 and 2003 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the broadband communications and transportation electronics markets, on a few significant customers, on third party manufacturers and subcontractors, on third party distributors in certain markets, and on the successful development of products and marketing of new products; foreign currency fluctuations as a result of our international operations; intellectual property rights; litigation costs and product liability.

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

Investments

Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our short-term investments consist of certificates of deposit which are classified as held-to-maturity and are due within 1 year at March 31, 2004. Our long-term investments which consist of mortgage backed securities are classified as available-for-sale and are due within 2 years at March 31, 2004. The carrying values of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment.

Inventories

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts, current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

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

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable, and collection from our customer is considered probable. Title to our product transfers either when it is shipped to or received by our customer, based on the specific customer agreement.

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history; customer rights to return unsold product; customer rights to price protection; customer payment terms conditional on sale or use of product by the customer; or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers.

For certain of our customers, collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment and revenue is not recognized until receipt of payment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the value of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2004, the sales value of products shipped for which revenue was deferred was approximately $0.3 million.

In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the first quarter of 2004 and 2003, we recognized 12% and 28% of our net revenue upon receipt of payment, respectively. In other instances, deferred revenue is recorded when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we will recognize revenue. As of March 31, 2004 we had $0.1 million of deferred revenue as a result of customer prepayments and none as of the same period for 2003.

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

Research and Development Costs

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype subcontract materials. We expense all of our research and development costs in the period incurred as our current process for developing our products is essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

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

Foreign Currency Gains and Losses

Our functional currency is the U.S. dollar. The impact from the re-measurement of accounts not denominated in U.S. dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency losses, net were $1.2 million and $0.2 million for the first quarter of 2004 and 2003, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized. Our deferred tax assets were fully reserved as of December 31, 2003.

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

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	March 31,
	2004	2003
Stock options	6,563	5,085
Restricted common stock	7	77
Employee stock purchase plan	60	146

Total anti-dilutive securities excluded	6,630	5,308

Stock-Based Compensation

At March 31, 2004, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through March 31, 2004, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant and as a result of the Transilica acquisition under the provisions of APB No. 25. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of March 31, 2004 and December 31, 2003, unearned deferred stock compensation was $0.9 million and $1.1 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at March 31, 2004.

During the quarter ended March 31, 2004, we granted our employees 776,000 stock options with exercise prices ranging from $2.14 to $2.85 per share. The stock options generally vest over the next four years.

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

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(8,730)	$(14,716)
Add stock compensation expense recorded under the intrinsic value method	258	1,618
Less pro forma stock compensation expense computed under the fair value method	(2,746)	(2,422)

Pro forma net loss	$(11,218)	$(15,520)

Basic and diluted pro forma loss per common share	$(0.22)	$(0.31)

Risk Concentrations

Financial instruments that potentially subject Microtune to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At March 31, 2004, approximately 46% of our net accounts receivable were due from five of our customers. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have been generally adequate to cover our actual credit losses.

In the second quarter of 2003, we invested $0.3 million in preferred stock of a privately-held technology company. If certain milestones are met by the company, we are obligated to invest an additional $0.2 million in its preferred stock. As of March 31, 2004, we have not been notified that the milestones have been met.

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

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we use TFS for nearly all assembly and calibration functions for our Subsystem module solutions.

2. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Gross accounts receivable	$5,323	$4,522
Allowance for doubtful accounts	(132)	(132)
Deferred revenue	(161)	(130)

Accounts receivable, net	$5,030	$4,260

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Finished goods	$2,562	$2,905
Work-in-process	661	1,260

Total inventory	$3,223	$4,165

4. Intangible Assets

Amortization expense on intangible assets was $1.1 million for the first quarter of 2004 and 2003.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	March 31, 2004		December 31, 2003
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	1.36	11,513	6,584	11,467	5,723
Other	0.75	4,309	3,693	4,308	3,488

Total		$15,822	$10,277	$15,775	$9,211

The following table sets forth the estimated future amortization of intangible assets as of March 31, 2004 (in thousands):

Year Ending December 31,
2004	$3,196
2005	2,244
2006	105

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accrued warranty obligation	$245	$245
Accrued restructuring costs (Note 9)	57	202
Accrued legal fees	1,167	1,795
Other	1,593	1,703

Total accrued expenses	$3,062	$3,945

6. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at March 31, 2004 and December 31, 2003 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2003, we had a net operating loss carryforward of approximately $175.6 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $4.1 million, that begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for taxes during the first quarter of 2004 and 2003 consists of foreign income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

7. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. Microtune KG leases its administrative, sales and marketing and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of March 31, 2004 are as follows (in thousands):

Year Ending December 31,
2004	$1,631
2005	1,181
2006	610
2007	452
2008	447
Thereafter	5,702

$10,023

Rent expense for the first quarter of 2004 and 2003 was $0.5 million and $0.8 million, respectively.

Purchase Commitments

As of April 30, 2004, we had approximately $17.9 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect Microtune due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions or events. Except as described below, we are not currently a party to any material litigation.

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe our U.S. Patent No. 5,737,035 (‘035 patent). In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded Microtune $5,157,658.25 in reasonable attorneys’ fees, $500,168.31 in litigation expenses and $55,722.74 in costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. Broadcom appealed the infringement issues and the award of attorneys’ fees and litigation expenses to the Court of Appeals for the Federal Circuit. The Court heard oral arguments of the parties on May 3, 2004. In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. To date, the USPTO examiner assigned to the re-examination has not issued an action providing an opinion with respect to the patentability of the ‘035 claims undergoing re-examination. When such an action is issued by the USPTO, we will be provided an opportunity to present arguments and evidence to the examiner in response. While we intend to vigorously defend the patentability of the ‘035 patent claims in this re-examination, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,377,315B1. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315B1. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss. On August 18, 2003, the Court dismissed all of Broadcom’s claims against Microtune with prejudice. The Court awarded Microtune its costs of suit.

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

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held during November 2003. On April 2, 2004, Judge Harris issued his initial determination that Microtune did not violate Section 337 of the Tariff Act of 1930. In addition to his conclusion that Microtune did not violate Section 337, Judge Harris concluded that Broadcom’s U.S. Patent No. 6,445,039B1 was invalid on numerous grounds. Broadcom petitioned the ITC to review this initial determination. We opposed this petition for review. The ITC’s final determination will be released by July 2, 2004. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24, 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035, the ‘035 patent. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s ‘035 patent. Microtune has a counterclaim alleging

Broadcom willfully infringed the ‘035 patent. Microtune also seeks monetary damages and injunctive relief. The case is currently scheduled to go to trial on June 14, 2004. While we intend to vigorously litigate this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On November 26, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,211,742. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the patent. On March 9, 2004 the Court entered an order transferring this lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division, where it is currently pending. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

Anti-Trust Litigation

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. Microtune amended its compliant to allege violation of the Sherman Act and Clayton Act, as well as the Texas Anti-Trust Act. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities including bundling its tuner together with its demodulator chips in attempts to exclude Microtune and other competitors from a substantial share of the tuner and cable modem markets. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. The case is schedule for trial on June 27, 2005. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

Securities Litigation

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (“Transilica-related claims”). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against Defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409. The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants have filed a joint motion to dismiss the consolidated derivative lawsuit and a joint motion to transfer the lawsuit to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the SEC. The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board.

8. Stockholders’ Equity

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when someone acquires 15 percent or more of our common stock or announces a tender offer which could result in such person owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if someone acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquiror to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquiror at a 50 percent discount. Rights held by the acquiror will become null and void in both cases. The rights expire on March 3, 2012. On March 31, 2004, 49,917,351 rights were outstanding.

9. Restructuring Costs

Restructuring expense for the first quarter of 2004 was $0.1 million primarily related to the closing of our wireless design center during the fourth quarter of 2003.

The following table summarizes our restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs (credits)	Total
Balance at December 31, 2003	$149	$53	$—	$202
Provision	27	82	4	113
Changes in prior estimates	(2)	—	—	(2)
Cash payments	(155)	(97)	(4)	(256)

Balance at March 31, 2004	$19	$38	$—	$57

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 5. All remaining cash payments related to these restructurings are expected to be made by the end of 2004.

10. Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2004	2003
North America	$4,185	$4,012
Europe	2,010	3,516
Asia Pacific	4,562	5,046
Other	282	48

Total	$11,039	$12,622

Sales to DaimlerChrysler and Panasonic accounted for approximately 11% and 10%, respectively, of consolidated net revenue for the first quarter of 2004. Sales to DaimlerChrysler, Panasonic and World Peace Industrial accounted for approximately 21%, 13% and 11%, respectively, of consolidated net revenue for the first quarter of 2003. We recognized 12% of our net revenue upon receipt of payment from our customers for the first quarter of 2004. During the first quarter of 2004, the DaimlerChrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed that the competitor would no longer purchase product from us beginning in the second half of 2004. We do not believe this will have a material impact on our future revenues.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 62% and 75% of our net revenue for the first quarter of 2004 and 2003, respectively.

The locations of property and equipment are summarized below (in thousands):

	March 31, 2004	December 31, 2003
North America	$4,680	$5,034
Europe	1,285	1,391
Asia Pacific	83	93
Other	865	986

Total	$6,913	$7,504

11. Subsequent Event

On April 26, 2004, our common stock was relisted and resumed trading on The Nasdaq National Market under the symbol TUNE.

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

This market includes products targeted for mobile environments such as automobile and airline in-flight entertainment systems. Our transportation electronics products range from components for traditional AM/FM radios to components for the emerging entertainment and telematics applications that provide value to mobile consumers including in-car and in-flight video, HD radio™ (digital radio), and remote data systems for traffic avoidance and other mobile services.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history; customer rights to return unsold product; customer rights to price protection; customer payment terms conditional on sale or use of product by the customer; or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers.

For certain of our customers, collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment and revenue is not recognized until receipt of payment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the value of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2004, the sales value of products shipped for which revenue was deferred was approximately $0.3 million.

In most instances when we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the first quarter of 2004 and 2003, we recognized 12% and 28% of our net revenue upon receipt of payment, respectively. In other instances, deferred revenue is recorded when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we will recognize revenue. As of March 31, 2004 and 2003, we had $0.1 million of deferred revenue as a result of customer prepayments and none as of the same period for 2003.

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

Income Taxes

For U.S. federal income tax purposes, at December 31, 2003, we had a net operating loss carry-forward of approximately $175.6 million and an unused research and development credit carry-forward of approximately $4.1 million, that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved. If we generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryforward will be recognized.

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2004	2003
Net revenue	100%	100%
Cost of revenue	54	82

Gross margin	46	18
Operating expenses:
Research and development:
Stock option compensation	2	10
Other	30	52

	32	62
Selling, general and administrative:
Stock option compensation	1	3
Other	74	51

	75	54
Restructuring costs	1	11
Amortization of intangible assets and goodwill	10	9

Total operating expenses	118	136

Loss from operations	(72)	(118)
Other income (expense)	(6)	3

Loss before income taxes	(78)	(115)
Income tax expense	1	1

Net loss	(79)%	(116)%

Comparison of the Three Months Ended March 31, 2004 and 2003

Net Revenue

Total net revenue for the first quarter of 2004 was $11.0 million, compared to $12.6 million for the three months ended March 31, 2003, representing a decrease of 13%. The decline for the first quarter of 2004 when compared to same period of 2003 is primarily due to a decline in revenue relating to shipments made in prior periods that is recognized as revenue upon receipt of payment. In the first quarter of 2004 and 2003, we recognized $0.2 million and $3.3 million of such revenues, respectively.

Sales to DaimlerChrysler and Panasonic accounted for approximately 11% and 10%, respectively, of consolidated net revenue for the first quarter of 2004. Sales to DaimlerChrysler, Panasonic and World Peace Industrial accounted for approximately 21%, 13% and 11%, respectively, of consolidated net revenue for the first quarter of 2003. We recognized 12% of our net revenue upon receipt of payment from our customers for the first quarter of 2004. During the first quarter of 2004 the DaimlerChrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed that the competitor would no longer purchase product from us beginning in the second half of 2004. We do not believe this will have a material impact on our future revenues.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 62% and 75% of our net revenue for the first quarter of 2004 and 2003, respectively.

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

Cost of revenue as a percentage of net revenue was 54% and 82% for the first quarter of 2004 and 2003, respectively. Our cost of revenue for the first quarter of 2004 was reduced by approximately $0.5 million related to previously reserved slow moving inventories that were sold during the quarter. Our cost of revenue for the first quarter of 2003 included approximately $1.2 million of non-operating charges related to the write-down of our Bluetooth wireless inventories.

Research and Development

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred as our current process for developing our products is essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

Research and development expenses, including non-cash stock compensation, for the first quarter of 2004 and 2003 were $3.6 million, or 32% of net revenue, and $7.8 million, or 62% of net revenue, respectively. Stock option compensation related to research and development was $0.2 million and $1.2 million for the first quarter of 2004 and 2003, respectively. The decrease in research and development expenses is due primarily to a reduction in the number of projects and associated decrease in stock compensation related to the reduction in employees worldwide.

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

Selling, general and administrative expenses, including non-cash stock compensation, for the first quarter of 2004 and 2003 were $8.3 million, or 75% of net revenue, and $6.9 million, or 54% of net revenue, respectively. The increase for the first quarter of 2004 was primarily the result of increases in legal expenses. Legal expenses increased by $1.4 million for the first quarter of 2004 compared to the same periods for 2003 respectively, due to our various patent and shareholder lawsuits. See Part II Item 1, “Legal Proceedings”. In addition, our cost of directors’ and officers’ insurance has significantly increased in 2004 versus 2003. Stock option compensation related to selling, general and administrative was $0.1 million and $0.4 million for the first quarter of 2004 and 2003, respectively.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2004 and 2003 was $1.0 million. Amortization of intangible assets in 2004 results principally from our acquired patents.

Restructuring Costs

Restructuring costs for the first quarter of 2004 were $0.1 million as compared to $1.4 million for the first quarter of 2003. The costs in the first quarter of 2004 related primarily to the closure of our San Diego design center during the fourth quarter of 2003. Restructuring costs in the first quarter of 2003 resulted primarily from the sale of the assets of our manufacturing facility in Manila, Philippines.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the first quarter of 2004 and 2003 was $0.2 million and $0.4 million, respectively. The decrease in interest income is mainly due to the decrease in interest rates and our lower cash and cash equivalents balance in 2004 versus 2003.

Our functional currency is the U.S. Dollar. The impact from the remeasurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency losses, net were $1.2 million and $0.2 million for the first quarter of 2004 and 2003, respectively, resulting primarily from the dollar strengthening against the Euro.

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

For U.S. federal income tax purposes, at December 31, 2003, we had a net operating loss carryforward of approximately $175.6 million and an unused research and development credit carryforward of approximately $4.1 million, that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved.

The provision for taxes during first quarter of 2004 and 2003 consists of foreign income taxes.

Liquidity and Capital Resources

As of March 31, 2004, we had net working capital of $61.9 million, including $53.4 million of cash and cash equivalents. We also had an additional $6.0 million and $5.0 million of short-term and long-term investments, respectively. At December 31, 2003 we had working capital, cash and cash equivalents, short-term investments and long-term investments of $59.6 million, $53.3 million, $6.0 million and $14.0 million, respectively. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality, asset-backed commercial paper securities in accordance with our investment policy. In the aggregate, our cash, cash equivalents and short-term and long-term investments declined by approximately $9.0 million during the first quarter of 2004.

Operating activities used $8.2 million in cash during the first quarter of 2004 compared to $10.6 million for the first quarter of 2003. Our accounts receivable days sales outstanding were 41 at March 31, 2004 compared to 49 at March 31, 2003.

Investing activities generated $9.2 million in cash during the first quarter of 2004 compared to $2.6 million used during the first quarter of 2003. We sold approximately $9.0 million of investments to fund our operating activities. The primary use of funds in the first quarter of 2003 was the purchase of $4.0 million of available-for-sale investments.

Financing activities provided $0.3 million and $0.1 million in cash during the first quarter of 2004 and 2003, respectively, consisting primarily of cash receipts from the exercise of employee stock options.

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

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigation proceedings, we may be required to pay the costs of indemnifying and defending certain of our current and former directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. We may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed.

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

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of March 31, 2004 are as follows (in thousands):

Year Ending December 31,
2004	$1,631
2005	1,181
2006	610
2007	452
2008	447
Thereafter	5,702

$10,023

Purchase Commitments

As of April 30, 2004, we had approximately $17.9 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

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

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock has been saleable at prices substantially higher than the prevailing prices at which our common stock is currently saleable. The present difficult operating environment, and/or any poor operating performance we experience may cause the prices at which our common stock is saleable to remain at low levels or to decline from current levels. The lower prevailing prices at which our common stock can be sold along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

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

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for approximately the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigation proceedings, we may be required to pay the costs of indemnifying and defending certain of our current and former directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. In addition, we are involved in costly and time-consuming litigation in connection with protecting and defending our intellectual property. We are incurring significant legal costs defending the securities litigation and legal costs related to SEC investigation. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business.

Our research and development efforts are critical to our business and may not be successful. Our future operating results may be negatively affected as a result.

Any future success we enjoy will depend, in large part, upon our ability to develop new RF products for existing and new markets, our ability to introduce these products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their own new products. The development of new RF products is highly complex and from time to time we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience and delivering performance characteristics such as low power consumption at levels that we have not previously achieved. Under some circumstances, we have failed. For instance, our Bluetooth products never gained wide market acceptance.

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

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to DaimlerChrysler and Panasonic accounted for approximately 11% and 10%, respectively, of consolidated net revenue for the first quarter of 2004. Sales to DaimlerChrysler, Panasonic and World Peace Industrial accounted for approximately 21%, 13% and 11%, respectively, of consolidated net revenue for the first quarter of 2003. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 62% and 75% of our net revenue for the first quarter of 2004 and 2003, respectively. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they come due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At March 31, 2004, approximately 46% of our net accounts receivable were due from five of our customers. While a customer may have the ability to pay on the date of shipment, or we believe the customer has the ability to pay on the date of the credit decision, their financial condition could change and there is no guarantee that the customer will pay the invoices when they come due or ever.

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

Historically, the average selling price of our products has decreased over the products’ lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions and competitive product bundling. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

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

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (“Transilica-related claims”). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against Defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409. The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants have filed a joint motion to dismiss the consolidated derivative lawsuit and a joint motion to transfer the lawsuit to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the SEC. The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board.

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

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s patent and the infringement was willful. The Court subsequently awarded Microtune $1,529,586 in damages, enhanced this figure by a factor of two based on the willful infringement finding. The Court also awarded Microtune $5,157,658.25 in reasonable attorneys’ fees, $500,168.31 in litigation expenses and $55,722.74 in costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. The parties are still briefing the reasonableness of Microtune’s attorneys’ fees request. Broadcom appealed all other issues to the Court of Appeals for the Federal Circuit. On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against us. No scheduling order has been established for this case as the case has been stayed pending resolution of the action in front of the U.S. International Trade Commission. In addition, on March 3, 2003, Broadcom filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. patent nos. 6,445,039B1 and 5,682,379 which are also the subject of the lawsuit Broadcom filed January 24, 2003. The complaint seeks permanent injunctive relief against Microtune. On October 8, 2003, the Administrative Judge terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 began on November 12, 2003. If we are unsuccessful in the above litigation or other similar claims, then Broadcom and others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

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

We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms. These problems might not be resolved in time to avoid harming our results of operations or may never be resolved.

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

The markets we compete in are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and transportation markets. We compete primarily with tuner module manufacturers such as Alps, Philips Electronics, Thomson and the TOKO Group, with semiconductor companies such as Anadigics, Analog Devices, Broadcom, Maxim and Philips Electronics, and potentially with companies such as SiGe Semiconductor. Broadcom, in particular, is shipping a silicon tuner chipset that competes with our tuner products in the broadband cable markets.

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

Almost all of our module manufacturing operations are subcontracted to TFS and are conducted at a single facility in Manila, Philippines. This exposes us to manufacturing risks, which may include risks caused by labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. As a result of our dependence on a single manufacturing facility and a single subcontractor for Modules and MicroModules, if we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements which could cause a significant delay in our ability to deliver our products and customer loss. Additionally, our subcontractor may elect to close their production facility or require us to move to another production facility. Any delay caused by such a disruption could require us to seek an alternative manufacturer at increased expense and cost. As a result, any disruption or delay in procuring an alternative manufacturing facility could have a negative impact on our business operations and our financial results.

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

We are currently ISO-9000:2000 and ISO-14001 certified. These certifications and others are subject to recertification on a periodic basis. The transfer of production activities to the control of TFS could have adverse consequences on our ability to maintain current certifications.

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

Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the product. We may not always be able to satisfy the qualifications. Delays or failure to qualify can cause a customer to discontinue use of our products and result in a significant loss of revenue. Because we consolidated our manufacturing operations into fewer facilities, the manufacturer and the specific facility at which a customer’s products are manufactured may have changed, resulting in the customer requiring us to re-qualify a facility, a subcontractor or a product.

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

Net revenue from outside of North America were 62% and 68% for the first quarter of 2004 and 2003, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

Currency fluctuations related to our international operations could harm our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies. Accordingly, in the past, we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in the first quarter 2004, we recognized a foreign currency exchange loss of approximately $1.2 million. We expect currency fluctuations to continue, which may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations.

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

Several provisions of our amended and restated certificate of incorporation, amended and restated Bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable and therefore may harm the stock price. Those provisions include:

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

Products for broadband communications applications often are based on industry standards that are continuously evolving. In some cases, the development of these standards takes longer than originally anticipated. We have often directed our development toward producing RF products that comply with the evolving standards. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which may harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Further, if new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

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

Although the broadband communications markets have grown in the past, these markets may not grow in the future or a significant slowdown in these markets may occur. Furthermore, the markets we serve in particular, the cable set-top box, LCD-TV, PC-TV, and plug and play HDTV markets may not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the broadband communications markets, the unproven technology of many products addressing these markets and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the RF product markets. In addition, the broadband communications markets are transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the RF product markets are partially dependent upon the market acceptance of products and technologies addressing the broadband communications markets, and we cannot assure you that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, differing tax structures, and other regulations and restrictions. More detailed information concerning market risk is contained in our 2003 Form 10-K Report.

Item 4. Controls and Procedures

We have evaluated, with the assistance of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures in effect as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures are effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe our U.S. Patent No. 5,737,035 (‘035 patent). In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded Microtune $5,157,658.25 in reasonable attorneys’ fees, $500,168.31 in litigation expenses and $55,722.74 in costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibits Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. Broadcom appealed the infringement issues and the award of attorneys’ fees and litigation expenses to the Court of Appeals for the Federal Circuit. The Court heard oral arguments of the parties on May 3, 2004. In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. To date, the USPTO examiner assigned to the re-examination has not issued an action providing an opinion with respect to the patentability of the ‘035 claims undergoing re-examination. When such an action is issued by the USPTO, we will be provided an opportunity to present arguments and evidence to the examiner in response. While we intend to vigorously defend the patentability of the ‘035 patent claims in this re-examination, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period.

On July 15, 2002, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,377,315B1. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315B1. On June 18, 2003 Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss. On August 18, 2003, the Court dismissed all of Broadcom’s claims against Microtune with prejudice. The Court awarded Microtune its costs of suit.

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

On March 3, 2003, Broadcom Corporation filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which are also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint seeks permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held during November 2003. On April 2, 2004, Judge Harris issued his initial determination that Microtune did not violate Section 337 of the Tariff Act of 1930. In addition to his conclusion that Microtune did not violate Section 337, Judge Harris concluded that Broadcom’s U.S. Patent No. 6,445,039B1 was invalid on numerous grounds. Broadcom petitioned the ITC to review this initial determination. We opposed this petition for review. The ITC’s final determination will be released by July 2, 2004. We are unable at this time to determine whether the outcome of the investigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On April 24, 2003, Broadcom Corporation filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom is alleging that their BCM3416 and BCM93416 reference design do not infringe our U.S. Patent No. 5,737,035, the ‘035 patent. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s ‘035 patent. Microtune has a counterclaim alleging Broadcom willfully infringed the ‘035 patent. Microtune also seeks monetary damages and injunctive relief. The case is currently scheduled to go to trial on June 14, 2004. While we intend to vigorously litigate this suit, we are unable at this time to determine whether the outcome of this litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

On November 26, 2003, Broadcom Corporation filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleges that various Microtune products infringe Broadcom’s U.S. Patent No. 6,211,742. The complaint is seeking monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the patent. On March 9, 2004 the Court entered an order transferring this lawsuit. This case is currently pending in the United States District Court for the Eastern District of Texas, Sherman Division. While we intend to vigorously defend this suit, we are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

Anti-Trust Litigation

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom Corporation. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. Microtune amended its compliant to allege violation of the Sherman Act and Clayton Act, as well as the Texas Anti-Trust Act. The lawsuit alleges that Broadcom engaged in various illegal anti-competitive activities including bundling its tuner together with its demodulator chips in attempts to exclude Microtune and other competitors from a substantial share of the tuner and cable modem markets. In our complaint, we seek injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. The case is schedule for trial on June 27, 2005. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period.

Securities Litigation

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act claims. The Court did not dismiss the 1934 Act claims against us and other issuers and underwriters.

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (“Transilica-related claims”). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against Defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

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

Securities Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the SEC. The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board.

Item 2. Changes In Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2004, we held our 2004 Annual Meeting. We received 46,396,944 shares represented by valid proxies and no shares voted in person, constituting 90.28% of the 51,394,399 shares outstanding on the record date of March 8, 2004.

With regard to the proposals offered for consideration, the following votes were cast:

Proposal 1: Election of Directors

Nominee	For	% of Voting	Withheld	% of Voting
Walter S. Ciciora	43,626,081	94.03	2,770,863	5.97
Anthony J. LeVecchio	45,021,217	97.03	1,375,727	2.97

Proposal 2: Amendment of 2000 Stock Plan

At the Annual Meeting, Stockholders voted on a proposal to amend the 2000 stock plan to increase the number of shares available for issuance pursuant to the plan. The results of the voting were as follows:

	Shares	% of Voting
For	17,615,371	79.74
Against	4,299,457	19.46
Abstain	175,518.80

Proposal 3: Amendment of 2000 Director Stock Option Plan

At the Annual Meeting, stockholders voted on a proposal to amend the 2000 Director Stock Option plan to increase the number of shares available for issuance pursuant to the plan. The results of the voting were as follows:

	Shares	% of Voting
For	19,876,702	89.98
Against	2,038,878	9.23
Abstain	174,768.79

Proposal 4: Amendment of 2000 Employee Stock Purchase Plan

At the Annual Meeting, stockholders voted on a proposal to amend the 2000 Employee Stock Purchase Plan to increase the number of shares available for issuance pursuant to the plan. The results of the voting were as follows:

	Shares	% of Voting
For	21,083,035	95.44
Against	887,231	4.02
Abstain	120,082.54

Proposal 5: Ratification of Ernst & Young LLP as Auditors

At the Annual Meeting, stockholders voted on a proposal to ratify the appointment of Ernst & Young as independent auditors for the fiscal year ending December 31, 2004. The results of the voting were as follows:

	Shares	% of Voting
For	44,337,086	95.56
Against	1,951,126	4.21
Abstain	108,732.23

Proposals by stockholders that are intended to be presented at our next Annual Meeting of Stockholders (the 2005 Annual Meeting) must be received by us at our principal executive offices no later than November 30, 2004, in order to be considered for possible inclusion in the Proxy Statement and form of Proxy relating to the 2005 Annual Meeting.

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

(b) Reports on Form 8-K

On January 19, 2004, we filed a Form 8-K with the SEC announcing, among other things, the appointment of Travis White to our Board of Directors on January 16, 2004. Additionally, Mr. White and current board member Steven Craddock have been named as members of the Board’s Audit Committee. With the addition of Mr. White and Mr. Craddock to the Audit Committee, James H. Clardy and Harvey B. (Berry) Cash will rotate off our Audit Committee.

On April 22, 2004, we filed a Form 8-K with the SEC announcing, among other things, that our common stock would be relisted for trading on The Nasdaq National Market under the symbol TUNE, effective April 26, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2004

/s/ ROB-ROY J. GRAHAM
Rob-Roy J. Graham Chief Financial Officer