Form 10-K/A
period 2002-12-31
MICROTUNE INC
filed 2004-07-06
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note: Microtune, Inc. is filing this Amendment No. 2 on Form 10-K/A to its Form 10-K for the year ended December 31, 2002 that was originally filed on July 31, 2003 (the “Original 10-K”) and amended by Amendment No. 1 on Form 10-K/A that was filed on March 15, 2004 (“Amendment No. 1”) to amend and restate the discussion under Item 14 Controls and Procedures. For the convenience of the reader, this Amendment No. 2 amends in its entirety Item 14 Controls and Procedures set forth in the Original 10-K and in Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

PART II

*****

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

Our evaluation was based, in part, on the results of our restatement of the financial statements contained in this report directed by the Audit Committee (the Restatement) and the findings of the inquiry (the Inquiry) into the events related to the Restatement. This disclosure controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. Our CEO and CFO also considered findings of our independent auditors and an outside consulting company retained to review our internal controls and procedures.

As a result of the Restatement, which included substantive testing of our balance sheet and statement of operations accounts, and the Inquiry, we discovered certain disclosure controls were not effective to provide reasonable assurance that our consolidated financial statements were fairly presented in conformity with accounting principles generally accepted in the United States (GAAP). Specifically, with the assistance of our outside auditors, we concluded that our internal controls related to revenue recognition were not sufficient to ensure that revenue was properly recognized under GAAP and our internal controls and procedures covering our revenue recognition process were not effective in ensuring that our existing policies and procedures were operating as intended. In some cases, terms contained in agreements with customers were not followed. In addition, our internal controls and procedures covering revenue recognition did not detect that in some cases representatives of Microtune agreed to terms with customers beyond our normal terms, including price protection, rights to return products unsold by customers, payment terms that were conditional on the sale or use of our products by our customer, or payment terms extended beyond our normal terms. In addition, our internal controls did not detect occurrences where quantities shipped to customers were in excess of quantities included in customer purchase orders or were shipped without valid customer purchase orders. Previously we recognized revenue in the wrong accounting period in some cases because delivery to our customer had not been completed due to the shipping terms of the transaction. Finally, our internal controls did not detect that in some cases revenue had been recognized on shipments of products that had not completed certain quality test procedures or were missing certain components. In certain cases these instances were the result of existing controls and procedures being circumvented or overridden by Microtune personnel.

In July 2003, our outside auditors advised us that they had determined that the previously discussed circumstances regarding our internal controls related to revenue recognition represented a material weakness. Our auditors further identified an additional material weakness resulting from issues related to our month-end accounting close process. Specifically, our auditors raised the concern that certain statements made to them in management representation letters regarding the terms and conditions of certain customer agreements were either incomplete or incorrect, indicating to our auditors that additional audit procedures were required to provide reasonable assurance that representations and assertions of management were correct.

Based upon the results of the Restatement and the discussions with our outside auditors, including the receipt of the material weakness letter, the CEO and CFO note that since the Evaluation Date we have made improvements to our internal controls and procedures as follows:

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

In June 2003, we adopted whistleblower policies and procedures. These policies and procedures provide a means for our employees to anonymously inform us of, among other things, (a) unethical business practices, (b) illegal activity, (c) any deviations from our policies and procedures, (d) erroneous accounting treatment of business transactions, (e) weaknesses in internal controls, (f) disputes with auditors, and (g) disclosures in SEC reports or other public disclosures that are not full, fair, accurate, timely or understandable. These policies are in addition to our practice of obtaining quarterly written confirmation from key employees regarding compliance with policies and procedures that impact the preparation of our financial statements.

In July 2003, we adopted a Code of Ethics to promote the honest and ethical conduct of all of our officers and financial executives, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers. This policy is in addition to our training of all employees whose duties impact the preparation of our financial statements as to the critical nature of their representations and assertions that are embodied in such statements.

In August 2003, we separated the position of Chief Financial Officer and General Counsel into two positions each held by a different individual.

In July 2003, we hired an outside consulting company to review and provide insight into our internal controls and procedures. In November 2003, the consulting company reported that it concluded the basic controls were in place for the areas reviewed, but it identified several areas where our controls could be strengthened or processes improved. Certain of the changes discussed above addressed items our consultant indicated needed improvement. In addition, in response to a concern identified by the consultant regarding the reconciliation of our accounts receivable sub-ledger to the general ledger for June, July and August 2003, in the fourth quarter of 2003, we implemented procedures designed to strengthen the documentation of any reconciliation item between all sub-ledgers and their corresponding general ledger accounts.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 2, 2004.

MICROTUNE, INC.

By:	/s/ James A. Fontaine
James A. Fontaine
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002