Form 10-Q
period 2004-06-30
MICROTUNE INC
filed 2004-08-04
CIK 1108058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 23, 2004, approximately 51,071,885 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Microtune, Inc.

FORM 10-Q

June 30, 2004

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on Form 10-Q, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and the trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding risk set forth under the caption “Factors Affecting Future Operating Results and Stock Price” below and in our other filings with the Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I.

Financial Information

Item 1. Financial Statements

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$73,160	$53,337
Short-term investments	6,045	6,045
Accounts receivable, net	5,997	4,260
Inventories	5,131	4,165
Other current assets	1,994	4,309

Total current assets	92,327	72,116
Property and equipment, net	6,499	7,504
Long-term investments	6,556	14,028
Intangible assets, net	4,543	6,564
Other assets and deferred charges	472	447

Total assets	$110,397	$100,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,395	$7,195
Accrued compensation	1,325	1,182
Accrued expenses	4,819	3,945
Deferred revenue	—	147

Total current liabilities	14,539	12,469
Other non-current liabilities	1,185	1,466
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized – 25,000 shares issued and outstanding shares – none	—	—
Common stock, $0.001 par value Authorized – 150,000 shares issued and outstanding shares – 51,071 and 51,157 respectively	51	51
Additional paid-in capital	436,190	436,025
Unearned stock compensation	(593)	(1,124)
Loans receivable from stockholders	—	(30)
Accumulated other comprehensive loss	(1,052)	(960)
Accumulated deficit	(339,923)	(347,238)

Total stockholders’ equity	94,673	86,724

Total liabilities and stockholders’ equity	$110,397	$100,659

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$13,470	$13,976	$24,509	$26,598
Cost of revenue	7,917	9,086	13,840	19,487

Gross margin	5,553	4,890	10,669	7,111
Operating expenses:
Research and development:
Stock option compensation	186	477	364	1,682
Other	3,797	5,664	7,181	12,229

	3,983	6,141	7,545	13,911
Selling, general and administrative:
Stock option compensation	64	1,133	144	1,546
Other	7,818	7,730	16,061	14,177

	7,882	8,863	16,205	15,723
Restructuring	(12)	(1,303)	99	100
Amortization of intangible assets	1,069	1,055	2,135	2,136

Total operating expenses	12,922	14,756	25,984	31,870

Loss from operations	(7,369)	(9,866)	(15,315)	(24,759)
Other income (expense):
Interest income	190	181	405	593
Foreign currency gains (losses), net	558	1,474	(650)	1,324
Settlement of patent and anti-trust litigation	22,500	—	22,500	—
Other	268	137	577	215

Income (loss) before provision for income taxes	16,147	(8,074)	7,517	(22,627)
Income tax expense	101	82	201	245

Net income (loss)	$16,046	$(8,156)	$7,316	$(22,872)

Net income (loss) per common share:
Basic	$0.31	$(0.16)	$0.14	$(0.46)

Diluted	$0.30	$(0.16)	$0.14	$(0.46)

Weighted-average common shares outstanding:
Basic	51,467	50,244	51,369	50,008

Diluted	53,706	50,244	53,235	50,008

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$7,316	$(22,872)
Adjustments to reconcile net income (loss) to cash provided (used) in operating activities:
Depreciation	1,286	3,629
Amortization of intangible assets	2,135	2,135
Non-cash restructuring costs	(35)	762
Foreign currency (gains) losses, net	650	(1,324)
Amortization of deferred stock option compensation	508	3,229
Gain on sale of property and equipment	(265)	(1,166)
Allowance for uncollectible accounts receivable	18	—
Other non-cash charges	—	462
Changes in operating assets and liabilities:
Accounts receivable, net	(1,755)	5,380
Inventories	(966)	538
Other assets	1,959	(11)
Accounts payable	1,309	(3,457)
Accrued expenses	602	(4,626)
Other liabilities	(281)	431
Accrued compensation	143	56

Net cash provided by (used in) operating activities	12,624	(16,834)
Investing activities:
Purchases of property and equipment	(283)	(407)
Proceeds from sale of property and equipment	267	199
Proceeds from sale of Philippine manufacturing assets	51	5,151
Sale of Netherlands subsidiary	—	(934)
Proceeds from available-for-sale investments	9,000	5,000
Purchase of available-for-sale investments	(1,620)	(4,000)
Loans receivable	—	(130)
Acquisition of intangible assets	(114)	(208)

Net cash provided by investing activities	7,301	4,671
Financing activities:
Proceeds from issuance of common stock	523	549
Loans receivable from stockholders	30	—
Other, net	(5)	—

Net cash provided by financing activities	548	549
Effect of foreign currency exchange rate changes on cash	(650)	1,324

Net increase (decrease) in cash and cash equivalents	19,823	(10,290)
Cash and cash equivalents at beginning of period	53,337	101,278

Cash and cash equivalents at end of period	$73,160	$90,988

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2004

(unaudited)

1. Summary of Significant Accounting Policies

Description of business

Microtune, Inc. commenced operations in August 1996. We operate in a single industry segment: designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide broadband communications and transportation electronics markets.

General

The accompanying unaudited financial statements as of and for the second quarter and first half of 2004 and 2003 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the second quarter and first half of 2004 and 2003 have been made. Results of operations for the second quarter and first half of 2004 and 2003 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

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

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including reserves for inventory, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities and other amounts. We also use estimates, judgments and assumptions to determine the remaining economic lives and carrying values of purchased intangible assets, property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

Investments

Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our short-term investments consist of certificates of deposit, which are classified as held-to-maturity and are due within 1 year from June 30, 2004. Our long-term investments, which consist of mortgage backed securities, are classified as available-for-sale and are due within 2 years from June 30, 2004. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment.

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

Property and Equipment

Our property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and customer base, have been recorded as the result of our business or asset acquisitions and are being amortized on the straight-line basis over 3 to 5 years.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2004 and December 31, 2003, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the second quarter of 2004 and 2003, we recognized 4% and 41% of our net revenue upon receipt of payment, respectively. In the first half of 2004 and 2003, we recognized 8% and 34% of our net revenue upon receipt of payment, respectively. We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we recognize revenue. We had no deferred revenue as a result of customer prepayments as of June 30, 2004 and $0.1 million of deferred revenue as of December 31, 2003.

We grant limited stock rotation rights for conforming product to certain distributors for up to 15% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant due to our requirement that returns be offset by new purchase orders and the incremental shipping, handling and customs costs distributors would incur as a result of such returns. We account for the shipment of replacement product as a sales transaction.

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

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in selling, general and administrative expenses.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products and record a related provision for estimated warranty costs at the date of sale. Estimated warranty costs are recorded at the date of sale based on a percentage of revenues derived from our historical warranty costs. In addition, we record specific warranty provisions for any identified individual product issues.

Foreign Currency Gains and Losses

Our functional currency is the U.S. dollar. The impact from the re-measurement of accounts not denominated in U.S. dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains, net, were $0.6 million and $1.5 million for the second quarter of 2004 and 2003, respectively. Foreign currency gains (losses), net, were $(0.7) million and $1.3 million for the first half of 2004 and 2003, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and loss carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved as of June 30, 2004 and December 31, 2003.

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

Our computation of earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$16,046	$(8,156)	$7,316	$(22,872)

Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	51,467	50,244	51,369	50,008
Weighted average dilutive potential common shares:
Stock options	2,191	—	1,825	—
Restricted common stock	4	—	5	—
Employee stock purchase plan	44	—	36	—

Weighted average common and dilutive potential common shares	53,706	50,244	53,235	50,008

Diluted earnings (loss) per common share:
Net income (loss)	$0.30	$(0.16)	$0.14	$(0.46)

Basic earnings (loss) per common share:
Net income (loss)	$0.31	$(0.16)	$0.14	$(0.46)

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	June 30,
	2004	2003
Stock options	488	5,478
Restricted common stock	—	45
Employee stock purchase plan	—	37

Total anti-dilutive securities excluded	488	5,560

Stock-Based Compensation

At June 30, 2004, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through June 30, 2004, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of June 30, 2004 and December 31, 2003, unearned deferred stock compensation was $0.6 million and $1.1 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at June 30, 2004.

During the quarter ended June 30, 2004, we granted our employees approximately 542,000 stock options with exercise prices ranging from $2.65 to $4.61 per share. The stock options generally vest over the next three years.

Although SFAS No. 123 allows us to continue to follow the present APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123. The pro forma impact of applying SFAS No. 123 will not necessarily be representative of the pro forma impact in future periods. Our pro forma information is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$16,046	$(8,156)	$7,316	$(22,872)
Add stock compensation expense recorded under the intrinsic value method	250	1,610	508	3,228
Less pro forma stock compensation expense computed under the fair value method	(1,148)	(2,196)	(3,894)	(4,618)

Pro forma net income (loss)	$15,148	$(8,742)	$3,930	$(24,262)

Pro forma income (loss) per common share:
Basic	$0.29	$(0.17)	$0.08	$(0.48)

Diluted	$0.28	$(0.17)	$0.07	$(0.48)

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At June 30, 2004, approximately 51% of our net accounts receivable were due from five of our customers. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have been generally adequate to cover our actual credit losses.

In the second quarter of 2003, we invested $0.3 million in preferred stock of a privately-held technology company. If certain milestones are met by the company, we are obligated to invest an additional $0.2 million in its preferred stock. As of June 30, 2004, we have not been notified that the milestones have been met.

We depend on third party foundries to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries and obtain integrated circuit products on a purchase order basis. The inability of a third party foundry to continue manufacturing our integrated circuits could have a material adverse effect on our operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship modules to customers in a timely manner.

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we use TFS for nearly all assembly and calibration functions for our subsystem module solutions. If TFS was unable to continue manufacturing our subsystem modules, there could be a material adverse effect on our operations.

2. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Gross accounts receivable	$6,292	$4,522
Allowance for doubtful accounts	(150)	(132)
Deferred revenue	(145)	(130)

Accounts receivable, net	$5,997	$4,260

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Finished goods	$3,350	$2,905
Work-in-process	1,781	1,260

Total inventory	$5,131	$4,165

4. Intangible Assets

Amortization expense for intangible assets was $1.1 million for the second quarter of 2004 and 2003 and $2.1 million for the first half of 2004 and 2003, respectively.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	June 30, 2004		December 31, 2003
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	1.11	11,581	7,448	11,467	5,723
Other	0.50	4,308	3,898	4,308	3,488

Total		$15,889	$11,346	$15,775	$9,211

The following table sets forth the remaining estimated future amortization of intangible assets as of June 30, 2004 (in thousands):

Year Ending December 31,
2004	$2,137
2005	2,273
2006	133

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Accrued warranty obligation	$200	$245
Accrued restructuring costs (Note 9)	28	202
Accrued legal fees	1,185	1,795
Accrued loss for excess subcontractor inventory	1,788	—
Other	1,618	1,703

Total accrued expenses	$4,819	$3,945

6. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at June 30, 2004 and December 31, 2003 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2003, we had a net operating loss carryforward of approximately $175.6 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $4.1 million, that begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for taxes during the first half of 2004 and 2003 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

7. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of June 30, 2004 are as follows (in thousands):

Year Ending December 31,
2004	$752
2005	1,223
2006	611
2007	449
2008	444
Thereafter	5,659

$9,138

Rent expense for the second quarter of 2004 and 2003 was $0.5 million and $0.6 million, respectively. Rent expense for the first half of 2004 and 2003 was $0.9 million and $1.4 million, respectively.

Purchase Commitments

As of July 23, 2004, we had approximately $20.2 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions or events. Except as described below, we are not currently a party to any material litigation.

Intellectual Property and Anti-Trust Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe our U.S. Patent No. 5,737,035 (‘035 patent). In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded Microtune $5,157,658.25 in reasonable attorneys’ fees, $500,168.31 in litigation expenses and $55,722.74 in costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibited Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. Broadcom appealed the infringement issues and the award of attorneys’ fees and litigation expenses to the Court of Appeals for the Federal Circuit and the Court heard oral arguments of the parties related to this appeal on May 3, 2004. This appeal was dismissed under the terms of the settlement described below.

On July 15, 2002, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,377,315B1. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315B1. On June 18, 2003, Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss. On August 18, 2003, the Court dismissed all of Broadcom’s claims against Microtune with prejudice. The Court awarded Microtune its costs of suit.

On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents were also the subject of the March 3, 2003 action in the U.S. International Trade Commission described below. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed any of the listed patents. The case was stayed pending resolution of the March 3, 2003, action described below but was dismissed under the terms of the settlement described below.

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. Microtune amended its complaint to allege violation of the Sherman Act and Clayton Act, as well as the Texas Anti-Trust Act. The lawsuit alleged that Broadcom engaged in various illegal anti-competitive activities including bundling its tuner together with its demodulator chips in attempts to exclude Microtune and other competitors from a substantial share of the tuner and cable modem markets. In our complaint, we sought injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. The case had been scheduled for trial on June 27, 2005 but was dismissed under the terms of the settlement described below.

On April 4, 2003, Broadcom filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which were also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint sought permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held during November 2003. On April 2, 2004, Judge Harris issued his initial determination that Microtune did not violate Section 337 of the Tariff Act of 1930. In addition to his conclusion that Microtune did not violate Section 337, Judge Harris concluded that Broadcom’s U.S. Patent No. 6,445,039B1 was invalid on numerous grounds. Broadcom petitioned the ITC to review this initial determination. We opposed this petition for review. On May 20, 2004, the ITC denied Broadcom’s petition to review the initial determination and announced the termination of its investigation. As part of the settlement described below, on July 6, 2004, Broadcom and Microtune filed a joint motion for vacatur of the final initial determination and a request for an expedited ruling. On July 22, 2004, the ITC denied the joint motion for vacatur, leaving the initial determination intact.

On April 24, 2003, Broadcom filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom alleged that their BCM3416 and BCM93416 reference design did not infringe our U.S. Patent No. 5,737,035, the ‘035 patent. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s ‘035 patent. Microtune filed a counterclaim alleging Broadcom willfully infringed the ‘035 patent. Microtune sought monetary damages and injunctive relief. The case had been scheduled to go to trial on June 14, 2004 but was dismissed under the terms of the settlement described below.

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

On November 26, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,211,742. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed the patent. On March 9, 2004, the Court entered an order transferring this lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division but was dismissed under the terms of the settlement described below.

On June 13, 2004, Microtune and Broadcom entered into agreements to settle all outstanding patent and anti-trust litigation between the two companies. Under the terms of the settlement agreement, all outstanding claims in pending litigation were dismissed with prejudice. The settlement agreement also provides for reciprocal releases covering all asserted and unasserted claims between the parties. In addition, the permanent injunction described above was vacated. In connection with the settlement, Broadcom made a one-time payment to Microtune of $22.5 million, which was recorded in other income in the second quarter of 2004. Additionally, Broadcom and Microtune entered into a separate patent cross-license agreement whereby patents claiming priority prior to the effective date of the license agreement are licensed for the lives of the patents, and subsequently acquired patents that claim priority within the following four years are licensed for ten years. Under the license agreement, all products of Broadcom are licensed under all of Microtune’s patents, and all current products and future analog signal processing products of Microtune are licensed under all of Broadcom’s analog signal processing and related foundational patents. The licenses are royalty free with the exception of Microtune’s license to Broadcom for its dual conversion tuner products, which is royalty bearing. These agreements have no impact on the USPTO re-examination discussed above.

Securities Litigation

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman, Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

We have accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs will dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases will guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers will pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants will not be required to pay any money in the settlement. However, any payment made by the insurers will be charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments will be divided by the number of cases that settle). If the pro rata charge exceeds the amount of insurance coverage for an issuer, that issuer would be responsible for additional payments. The proposal also provides that the insurers will pay for the company’s legal fees going forward. The settlement will require approval of the Court, which cannot be assured.

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (Transilica-related claims). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against

Defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants filed a joint motion to transfer the derivative litigation to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. The District Court entered an order on May 17, 2004 denying the motion to transfer. Defendants also have filed a joint motion to dismiss the derivative litigation, which is still pending. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the SEC. The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003.

8. Stockholders’ Equity

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when an entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to an entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if an entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquiror to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquiror at a 50 percent discount. Rights held by the acquiror will become null and void in both cases. The rights expire on March 3, 2012. On June 30, 2004, 49,917,351 rights were outstanding.

9. Restructuring Costs

Restructuring expense for the first half of 2004 was $0.1 million primarily related to the closing of our San Diego wireless design center during the fourth quarter of 2003.

The following table summarizes our restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs (credits)	Total
Balance at December 31, 2003	$149	$53	$—	$202
Provision	41	76	17	134
Changes in prior estimates	(2)	(33)	—	(35)
Cash payments	(188)	(68)	(17)	(273)

Balance at June 30, 2004	$—	$28	$—	$28

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

10. Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
North America	$5,326	$4,336	$9,511	$8,348
Europe	2,104	3,200	4,114	6,716
Asia Pacific	6,037	6,434	10,599	11,480
Other	3	6	285	54

Total	$13,470	$13,976	$24,509	$26,598

Sales to Scientific Atlanta and Sanmina-SCI for the benefit of Echostar accounted for approximately 16% and 11%, respectively, of consolidated net revenue for the second quarter of 2004. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 29%, 19% and 12%, respectively, of consolidated net revenue for the second quarter of 2003. Sales to Scientific Atlanta accounted for approximately 12% of consolidated net revenue for the first half of 2004. Sales to World Peace Industrial and Daimler Chrysler accounted for approximately 21% and 20%, respectively, of consolidated net revenue for the first half of 2003. We recognized 4% of our net revenue upon receipt of payment from our customers during the second quarter of 2004. We recognized 8% of our net revenue upon receipt of payment from our customers during the first half of 2004. During the first quarter of 2004, the Daimler Chrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed by the competitor that it would no longer purchase product from us beginning in the fourth quarter of 2004.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 68% and 83% of our net revenue during the second quarter of 2004 and 2003, respectively, and 62% and 72% of our net revenue during the first half of 2004 and 2003, respectively.

The locations of property and equipment are summarized below (in thousands):

	June 30, 2004	December 31, 2003
North America	$4,387	$5,034
Europe	1,291	1,391
Asia Pacific	71	93
Other	750	986

Total	$6,499	$7,504

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on Form 10-Q, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding risk set forth under the caption “Factors Affecting Future Operating Results and Stock Price” below and in our other filings with the SEC. We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

This market includes products that send and/or receive cable and terrestrial broadband signals. Our cable broadband products are designed for use in RF electronics from the cable head-end upconverter to consumer access and gateway devices, including cable modems; digital and analog cable set-top boxes; and cable telephony systems. Our Terrestrial broadband products are designed for use in off-air applications including digital and analog television sets; VCRs; High Definition Television (HDTV) projection displays; liquid crystal displays (LCDs); digital set-top boxes; and PC/TV multimedia products.

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

We discontinued development of our wireless products in December 2003 and focused our development efforts on products addressing the broadband communications and transportation electronics markets.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2004 and December 31, 2003, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the second quarter of 2004 and 2003, we recognized 4% and 41% of our net revenue upon receipt of payment, respectively. In the first half of 2004 and 2003, we recognized 8% and 34% of our net revenue upon receipt of payment, respectively. We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we recognize revenue. We had no deferred revenue as a result of customer prepayments as of June 30, 2004 and $0.1 million as of December 31, 2003.

We do grant limited stock rotation rights for conforming product to certain distributors for up to 15% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are valued at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant due to our requirement that returns be offset by new purchase orders and the incremental shipping, handling and customs costs distributors would incur as a result of such returns. We account for the shipment of replacement product as a sales transaction.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. In other instances, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, increased allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. If actual credit losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and decrease our reported net income. Conversely, if our actual credit losses are significantly less than our allowance, this would eventually decrease our general and administrative expenses and increase our reported net income.

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

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of revenue	59	65	56	73

Gross margin	41	35	44	27
Operating expenses:
Research and development:
Stock option compensation	1	3	2	6
Other	28	41	29	46

	29	44	31	52
Selling, general and administrative:
Stock option compensation	1	8	—	6
Other	58	55	66	54

	59	63	66	60
Restructuring costs	—	(9)	—	—
Amortization of intangible assets and goodwill	8	7	9	8

Total operating expenses	96	105	106	120

Loss from operations	(55)	(70)	(62)	(93)
Other income (expense)	175	13	93	8

Income (loss) before income taxes	120	(57)	31	(85)
Income tax expense	1	1	1	1

Net income (loss)	119%	(58)%	30%	(86)%

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

Net Revenue

Total net revenue for the second quarter of 2004 was $13.5 million, compared to $14.0 million for the second quarter of 2003, representing a decrease of 4%. Our net revenue for the first half of 2004 was $24.5 million, compared to $26.6 million for the first half of 2003, representing a decrease of 8%. The decline for the second quarter of 2004 and first half 2004 when compared to same periods of 2003 is primarily due to decreased shipments into the transportation electronics market partially offset by an increase in silicon tuner shipments into cable set-top box applications. For the second quarter of 2004 and 2003, revenue relating to shipments made in prior periods was $0.2 million and $4.5 million, respectively. For the first half of 2004 and 2003, revenue relating to shipments made in prior periods was $0.4 million and $7.8 million, respectively.

Sales to Scientific Atlanta and Sanmina-SCI for the benefit of Echostar accounted for approximately 16% and 11%, respectively, of consolidated net revenue for the second quarter of 2004. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 29%, 19% and 12%, respectively, of consolidated net revenue for the second quarter of 2003. Sales to Scientific Atlanta accounted for approximately 12% of consolidated net revenue for the first half of 2004. Sales to World Peace Industrial and Daimler Chrysler accounted for approximately 21% and 20%, respectively, of consolidated net revenue for the first half of 2003. We recognized 4% and 41% of our net revenue upon receipt of payment from our customers during the second quarter of 2004 and 2003, respectively. We recognized 8% and 34% of our net revenue upon receipt of payment from our customers during the first half of 2004 and 2003, respectively. During the first quarter of 2004, the Daimler Chrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed by the competitor that it would no longer purchase product from us beginning in the fourth quarter of 2004. We do not believe this will have a material impact on our future revenues given the expected revenue growth in the broadband communication markets.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 68% and 83% of our net revenue during the second quarter of 2004 and 2003, respectively, and 62% and 72% of our net revenue during the first half of 2004 and 2003, respectively.

Cost of Revenue

Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, customs expenses, warranty costs and inventory charges. We also report costs for the depreciation of our test and handling equipment and logistics in cost of revenues. Our cost of revenue may increase due to price fluctuations and cyclical demand which we may not be able to pass on to our customers.

Cost of revenue as a percentage of net revenue was 59% and 65% for the second quarter of 2004 and 2003, respectively. Cost of revenue as a percentage of net revenue was 56% and 73% for the first half of 2004 and 2003, respectively. Our cost of revenue for the second quarter of 2004 did not include approximately $1.2 million of costs relating to approximately $1.6 million of revenue as the inventory associated with such revenue was previously reserved as excess primarily in the third quarter of 2003. Cost of revenue during the second quarter of 2004 also included charges of approximately $1.4 million to recognize liabilities for subcontractor inventories which are excess to our backlog of customer orders. Our cost of revenue for the first half of 2003 included approximately $1.2 million of non-operating charges related to the write-down of our Bluetooth wireless inventories.

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

Research and development expenses, including non-cash stock compensation, for the second quarter of 2004 and 2003 were $4.0 million, or 29% of net revenue, and $6.1 million, or 44% of net revenue, respectively. Research and development expenses, including non-cash stock compensation, for the first half of 2004 and 2003 were $7.5 million, or 31% of net revenue, and $13.9 million, or 52% of net revenue, respectively. Stock option compensation related to research and development was $0.2 million and $0.5 million for the second quarter of 2004 and 2003, respectively. Stock option compensation related to research and development was $0.4 million and $1.7 million for the first half of 2004 and 2003, respectively. The decrease in stock option compensation is primarily due to a reduction in employees worldwide. With the closure of our San Diego wireless design center, we have focused our research and development on products addressing the broadband communications and transportation electronics markets. As a result, the number of research and development projects has been reduced as compared to the first half of 2003. The decrease in research and development expenses is due primarily to this reduction.

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

Selling, general and administrative expenses, including non-cash stock compensation, for the second quarter of 2004 and 2003 were $7.9 million, or 59% of net revenue, and $8.9 million, or 63% of net revenue, respectively. Selling, general and administrative expenses, including non-cash stock compensation, for the first half of 2004 and 2003 were $16.2 million, or 66% of net revenue, and $15.7 million, or 60% of net revenue, respectively. The decrease for the second quarter of 2004 was primarily the result of decreases in stock option compensation. Stock option compensation related to selling, general and administrative was $0.1 million and $1.1 million for the second quarter of 2004 and 2003, respectively. The decrease in stock compensation is primarily due to a reduction in employees worldwide. The increase in selling, general, and administrative expenses for the first half of 2004 was primarily the result of increases in legal expenses. Legal expenses increased $1.4 million for the first half of 2004 compared to the same period for 2003, respectively, due to our various patent and shareholder lawsuits. In addition, our cost of directors’ and officers’ insurance has significantly increased in 2004 as compared to 2003. Stock option compensation related to selling, general and administrative expenses was $0.1 million and $1.5 million for the first half of 2004 and 2003, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was $1.1 million for the second quarter of 2004 and 2003. Amortization of intangible assets for the first half of 2004 and 2003 was $2.1 million. Amortization of intangible assets in 2004 results principally from our acquired patents and customer base and will be nearly fully amortized by the fourth quarter of 2005.

Restructuring Costs

Restructuring costs for the first half of 2004 and 2003 was $0.1 million. The costs in the first half of 2004 related primarily to the closure of our San Diego design center during the fourth quarter of 2003. Restructuring costs in the first half of 2003 resulted primarily from the sale of the assets of our manufacturing facility in Manila, Philippines and the sale of our Netherlands subsidiary.

Other Income and Expense

Other income consists primarily of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the second quarter of 2004 and 2003 was $0.2 million. Interest income for the first half of 2004 and 2003 was $0.4 million and $0.6 million, respectively. The decrease in interest income is mainly due to the decrease in interest rates and our lower average cash and cash equivalents balance during the first half of 2004 as compared to the same period in 2003.

Our functional currency is the U.S. Dollar. The impact from the remeasurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net were $(0.7) million and $1.3 million for the first half of 2004 and 2003, respectively, resulting primarily from exchange rate fluctuations between the dollar and the Euro.

During the second quarter of 2004, we received a one-time payment of $22.5 million from Broadcom to settle all outstanding patent and anti-trust litigation.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and loss carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized.

For U.S. federal income tax purposes, at December 31, 2003, we had a net operating loss carryforward of approximately $175.6 million and an unused research and development credit carryforward of approximately $4.1 million, that begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved at June 30, 2004 and December 31, 2003.

The provision for taxes during first half of 2004 and 2003 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

Liquidity and Capital Resources

As of June 30, 2004, we had net working capital of $77.8 million, including $73.2 million of cash and cash equivalents. We also had an additional $6.0 million and $6.6 million of short-term and long-term investments, respectively. At December 31, 2003 we had working capital, cash and cash equivalents, short-term investments and long-term investments of $59.6 million, $53.3 million, $6.0 million and $14.0 million, respectively. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality, asset-backed commercial paper securities in accordance with our investment policy. In the aggregate, our cash, cash equivalents and short-term and long-term investments increased by approximately $12.4 million during the first half of 2004 due to the litigation settlement payment during the second quarter of 2004. See Part II Item 1, “Legal Proceedings” for a discussion of the settlement payment.

Operating activities generated $12.6 million in cash during the first half of 2004 compared to $16.8 million used during the first half of 2003. For the first half of 2004, the cash generated from operations is primarily due to the settlement payment of $22.5 million mentioned above partially offset by continued cash operating losses. Our accounts receivable days sales outstanding were 40 at June 30, 2004.

Investing activities generated $7.3 million and $4.7 million in cash during the first half of 2004 and 2003, respectively. In the first half of 2004, we sold approximately $9.0 million of investments to fund our operating activities. The primary source of funds in the first quarter of 2003 was $5.2 million in proceeds from sale of Philippine manufacturing assets.

Financing activities provided $0.5 million in cash during the first half of 2004 and 2003 consisting primarily of cash receipts from the exercise of employee stock options and shares purchased under our Employee Stock Purchase Plan.

We expect to continue to incur significant operating expenses in the foreseeable future, particularly research and development expenses; sales and marketing expenses; and legal costs and expenses associated with defending securities litigation cases and related litigation against us and in cooperating with the SEC in its investigation of us. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigation proceedings, we may be required to pay the costs of indemnifying and defending certain of our current and former directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. We may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed.

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

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of June 30, 2004 are as follows (in thousands):

Year Ending December 31,
2004	$752
2005	1,223
2006	611
2007	449
2008	444
Thereafter	5,659

$9,138

Purchase Commitments

As of July 23, 2004, we had approximately $20.2 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

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

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock price has been substantially higher than the currently prevailing prices. The present difficult operating environment, and/or any poor operating performance we experience may cause the price of our common stock to remain at low levels or to decline from current levels. The lower prevailing price along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

The competition for attracting qualified candidates is intense. This is particularly so in the radio frequency (RF) silicon and RF system industries. Our ability to attract qualified candidates is essential to any success we may have in the future. Due to the reasons above, our ability to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products may be impaired, perhaps significantly.

Our cash reserves may prove insufficient to sustain our business.

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigation proceedings, we may be required to pay the costs of indemnifying and defending certain of our current and former directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. We are incurring significant legal costs defending the securities litigation and related litigation and legal costs related to the SEC investigation. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business.

Our research and development efforts are critical to our business and may not be successful. Our future operating results may be negatively affected as a result.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets, our ability to introduce these products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their new products. The development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience and delivering performance characteristics such as low power consumption at levels that we have not previously achieved. Under some circumstances, we have failed. For instance, our Bluetooth products never gained wide market acceptance.

During the last year, we have had significant changes in our executive management ranks and reduced the scope and costs of our worldwide operations. Our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial resources than we have, and some of whom may have substantially greater technical resources and management continuity than we have. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would result in substantial harm to our operating results.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously harm our business.

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to Scientific Atlanta and Sanmina-SCI for the benefit of Echostar accounted for approximately 16% and 11%, respectively, of consolidated net revenue for the second quarter of 2004. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 29%, 19% and 12%, respectively, of consolidated net revenue for the second quarter of 2003. Sales to Scientific Atlanta accounted for approximately 12% of consolidated net revenue for the first half of 2004. Sales to World Peace Industrial and Daimler Chrysler accounted for approximately 21% and 20%, respectively, of consolidated net revenue for the first half of 2003. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 68% and 83% of our net revenue for the second quarter of 2004 and 2003, respectively, and 62% and 72% of our net revenue for the first half of 2004 and 2003, respectively. During the first quarter of 2004, the Daimler Chrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed by the competitor that it would no longer purchase product from us beginning in the fourth quarter of 2004. We do not believe this will have a material impact on our future revenues given the expected revenue growth in the broadband communication markets. We believe that our future operating results will continue to depend on the success of our largest customers, particularly our largest broadband customers, and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At June 30, 2004, approximately 51% of our net accounts receivable were due from five of our customers. While customers may have the ability to pay on the date of shipment, or we believe customers have the ability to pay on the date of a credit decision, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

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

We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including the following:

•	most of our customers typically buy our RF products through a purchase order, rather than a supply agreement, which does not require them to purchase a minimum amount of our RF products;

•	most of our customers can stop purchasing our RF products with limited notice to us without incurring any significant contractual penalty;

•	many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which may affect their decision to purchase our RF products;

•	some of our customers or potential customers offer or may offer products that compete with our RF products;

•	our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our RF products; and

•	many of our competitors are larger than us and have greater financial resources than we.

If we do not maintain or increase sales to existing customers or attract significant new customers, our revenue would diminish and consequently our business would be harmed.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

Historically, the average selling price of our products has decreased over their lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions and competitive product bundling. To offset these decreases, we rely primarily on achieving yield improvements and other cost reductions for existing products and on introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

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

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman, Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

We have accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs will dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases will guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers will pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants will not be required to pay any money in the settlement. However, any payment made by the insurers will be charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments will be divided by the number of cases that settle). If the pro rata charge exceeds the amount of insurance coverage for an issuer, that issuer would be responsible for additional payments. The proposal also provides that the insurers will pay for the company’s legal fees going forward. The settlement will require approval of the Court, which cannot be assured.

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (Transilica-related claims). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against Defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants filed a joint motion to transfer the derivative litigation to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. The District Court entered an order on May 17, 2004 denying the motion to transfer. Defendants also have filed a joint motion to dismiss the derivative litigation, which is still pending. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the SEC. The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors also may be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent, as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot be assured that our current intellectual property or any intellectual property we may acquire through acquisitions or by other means will be free from third party claims which may be valid. In connection with recent acquisitions, including the Transilica acquisition, we conducted due diligence investigations of the intellectual property of these acquired companies for the purpose of assessing their protection efforts on their respective intellectual property. We cannot assure that our investigatory efforts uncovered all or any defects related to the protection of intellectual property we acquired. As a result, intellectual property we acquire, including the intellectual property we acquired in the Transilica acquisition or in other acquisitions, may not be free from third party claims. Any third party claims may lead to costly and time-consuming litigation which could harm our business and financial position.

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation that could seriously harm our business.

We have been involved in litigation and may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish their validity. If we are unsuccessful in such claims, others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

Our ability to sell our RF products may suffer if any outstanding claims of intellectual property infringement against us or one of our customers is valid, if any other third party claims that we or our customers infringe on their intellectual property are valid or if any of our issued patents are proven to be invalid.

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

Our future success will depend on our ability to continue the successful migration of our customers from our modules that use discrete components to our RF silicon products, or to modules containing our silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products or modules containing our silicon products, our operating results could be harmed.

We face intense competition in the broadband communications and RF tuner markets which could reduce our market share in existing markets and affect our ability to enter new markets.

The markets we compete in are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and transportation markets. We compete primarily with tuner module manufacturers such as Alps, Philips Electronics, Thomson and the TOKO Group, with semiconductor companies such as Anadigics, Analog Devices, Broadcom, LSI Logic, Maxim, Philips Electronics and Zarlink and potentially with companies such as SiGe Semiconductor. Broadcom, in particular, is shipping a silicon tuner chipset that competes with our tuner products in the broadband cable markets.

Several of our competitors have broader product and service offerings and could bundle their competitive tuner products with other products and services they offer. This competition has resulted and may continue to result in declining average selling prices for our RF products.

Many of our current and potential competitors have advantages over us, including:

•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases;

•	significantly greater financial, sales and marketing, manufacturing, distribution, management, technical and other resources;

•	relationships with potential customers as a result of the sales of other components, which can be leveraged into sales of products competitive with our RF products; and

•	broader product and service offerings that may allow them to compete effectively by bundling their tuner products either by legal or illegal means.

As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products.

Consolidation by industry participants, including in some cases, acquisitions of some of our customers, suppliers or partners by our competitors, or acquisitions of our competitors by our customers, suppliers or partners, could create entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. In fact, some of our suppliers or partners offer or may offer products that compete with our RF products. These developments may significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets, thereby harming our results of operations.

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

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside subcontractors, to produce most of our integrated circuit RF products. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute subcontractors, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB. In addition, our integrated circuit products are specific to one of our two suppliers and substantial lead-time would be required to move the specific product to the other supplier, if it were possible at all. Further, our customers may limit their purchases from us unless a second manufacturing source is developed, which could impact our sales growth.

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

We customize a substantial portion of our RF module products to address our customers’ specific RF needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

We manufacture a substantial portion of our RF module products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies or cover our fixed costs. Because customer-specific RF module products are developed for unique applications, we expect that some of our current and future customer-specific RF module products may never be produced in volume and may impair our ability to cover our fixed costs. In addition, if our customers fail to purchase these customized RF module products from us, we risk having substantial unsaleable inventory. If we have substantial unsaleable inventory, our financial condition would be harmed.

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

Our Germany design facility is currently ISO-9000:2000 and ISO-14001 certified. These certifications and others are subject to recertification on a periodic basis. The transfer of production activities to the control of TFS could have adverse consequences on our ability to maintain current certifications.

Some of our customers may require us to sign “line down” clauses, liability clauses and/or noninfringement clauses.

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. Such a penalty could be large and, if incurred, could severely harm our financial results. We are also subject to product liability clauses and/or intellectual property noninfringement clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective or infringing product which results in financial damages to the customer. Such a penalty could be large and, if incurred, could severely harm our financial results.

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

The sales cycle for our RF products is long, and we incur substantial non-recoverable expenses and devote significant resources to sales that may not occur when anticipated or at all.

Our customers and sometimes their customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our RF products. As a result, we expend significant financial and other resources to develop customer relationships before we recognize any revenue from these relationships, and we may never recognize any revenue from these efforts. Our customers’ evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our RF products, and our RF products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management efforts on our part. This process may also require significant engineering and testing on the part of our customers and if our customers do not have sufficient capabilities to complete the process, our revenue could be affected.

Uncertainties involving customer orders and shipment of our RF products could harm our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our terms and conditions typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, terms provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers are restricted to the number of days they can push out the ship date. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, with little or no penalty.

Uncertainties in our production planning process could harm our business.

For many of our products, our manufacturing leadtime is greater than the delivery leadtimes we quote our customers. Therefore, in many cases we routinely manufacture or purchase inventory based on estimates of customer demand for our RF products, which demand is difficult to predict. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship RF products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America was 61% and 69% for the first half of 2004 and 2003, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

Currency fluctuations related to our international operations could harm our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in the first half 2004, we recognized a foreign currency exchange loss of approximately $0.7 million. We expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations.

Our international operations, including our operations in Germany, Taiwan, Japan and Korea, as well as our international suppliers’ operations, as well as our overall financial results, may be negatively affected by actions taken or events that occur in these countries or around the world.

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany and sales offices in Japan, Taiwan and Korea. Other than IBM and Bridgepoint, substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the U.S., imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

We may be unable to obtain the capital required to grow our business.

Although there can be no assurances, we believe that our current balances of cash and cash equivalents will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next two (2) years. However, from time to time, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Further, if we issue equity securities, stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, the debt securities generally will have rights senior to those of existing holders of equity securities. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could harm our ability to grow our business.

Provisions in our charter documents, Delaware law and our rights plan may deter takeover efforts and, in part, impact our stock price.

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

Although the broadband communications markets have grown in the past, these markets may not grow in the future or a significant slowdown in these markets may occur. Furthermore, the markets we serve in particular, the cable set-top box, digital TV, LCD-TV, PC-TV, and plug and play HDTV markets may not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the broadband communications markets, the unproven technology of many products addressing these markets and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the RF product markets. In addition, the broadband communications markets are transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the RF product markets are partially dependent upon the market acceptance of products and technologies addressing the broadband communications markets, and there is no assurance that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, differing tax structures, and other regulations and restrictions. More detailed information concerning market risk is contained in our 2003 Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II .

Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations or liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions or events. Except as described below, we are not currently a party to any material litigation.

Intellectual Property and Anti-Trust Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe our U.S. Patent No. 5,737,035 (‘035 patent). In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, Microtune was awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded

Microtune $5,157,658.25 in reasonable attorneys’ fees, $500,168.31 in litigation expenses and $55,722.74 in costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction in this case that prohibited Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. Broadcom appealed the infringement issues and the award of attorneys’ fees and litigation expenses to the Court of Appeals for the Federal Circuit and the Court heard oral arguments of the parties related to this appeal on May 3, 2004. This appeal was dismissed under the terms of the settlement described below.

On July 15, 2002, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,377,315B1. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringes the U.S. Patent No. 6,377,315B1. On June 18, 2003, Broadcom filed a Motion to Dismiss this suit against Microtune with prejudice. We did not oppose the Motion to Dismiss. On August 18, 2003, the Court dismissed all of Broadcom’s claims against Microtune with prejudice. The Court awarded Microtune its costs of suit.

On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents were also the subject of the March 3, 2003 action in the U.S. International Trade Commission described below. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed any of the listed patents. The case was stayed pending resolution of the March 3, 2003, action described below but was dismissed under the terms of the settlement described below.

On February 27, 2003, we filed a lawsuit alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas, against Broadcom. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. Microtune amended its complaint to allege violation of the Sherman Act and Clayton Act, as well as the Texas Anti-Trust Act. The lawsuit alleged that Broadcom engaged in various illegal anti-competitive activities including bundling its tuner together with its demodulator chips in attempts to exclude Microtune and other competitors from a substantial share of the tuner and cable modem markets. In our complaint, we sought injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. The case had been scheduled for trial on June 27, 2005 but was dismissed under the terms of the settlement described below.

On April 4, 2003, Broadcom filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which were also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint sought permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held during November 2003. On April 2, 2004, Judge Harris issued his initial determination that Microtune did not violate Section 337 of the Tariff Act of 1930. In addition to his conclusion that Microtune did not violate Section 337, Judge Harris concluded that Broadcom’s U.S. Patent No. 6,445,039B1 was invalid on numerous grounds. Broadcom petitioned the ITC to review this initial determination. We opposed this petition for review. On May 20, 2004, the ITC denied Broadcom’s petition to review the initial determination and announced the termination of its investigation. As part of the settlement described below, on July 6, 2004, Broadcom and Microtune filed a joint motion for vacatur of the final initial determination and a request for an expedited ruling. On July 22, 2004, the ITC denied the joint motion for vacatur, leaving the initial determination intact.

On April 24, 2003, Broadcom filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom alleged that their BCM3416 and BCM93416 reference design did not infringe our U.S. Patent No. 5,737,035, the ‘035 patent. On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s ‘035 patent. Microtune filed a counterclaim alleging Broadcom willfully infringed the ‘035 patent. Microtune sought monetary damages and injunctive relief. The case had been scheduled to go to trial on June 14, 2004 but was dismissed under the terms of the settlement described below.

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

On November 26, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,211,742. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed the patent. On March 9, 2004, the Court entered an order transferring this lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division but was dismissed under the terms of the settlement described below.

On June 13, 2004, Microtune and Broadcom entered into agreements to settle all outstanding patent and anti-trust litigation between the two companies. Under the terms of the settlement agreement, all outstanding claims in pending litigation were dismissed with prejudice. The settlement agreement also provides for reciprocal releases covering all asserted and unasserted claims between the parties. In addition, the permanent injunction described above was vacated. In connection with the settlement, Broadcom made a one-time payment to Microtune of $22.5 million, which was recorded in other income in the second quarter of 2004. Additionally, Broadcom and Microtune entered into a separate patent cross-license agreement whereby patents claiming priority prior to the effective date of the license agreement are licensed for the lives of the patents, and subsequently acquired patents that claim priority within the following four years are licensed for ten years. Under the license agreement, all products of Broadcom are licensed under all of Microtune’s patents, and all current products and future analog signal processing products of Microtune are licensed under all of Broadcom’s analog signal processing and related foundational patents. The licenses are royalty free with the exception of Microtune’s license to Broadcom for its dual conversion tuner products, which is royalty bearing. These agreements have no impact on the USPTO re-examination discussed above.

Securities Litigation

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman, Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933 (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

We have accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs will dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases will guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers will pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants will not be required to pay any money in the settlement. However, any payment made by the insurers will be charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments will be divided by the number of cases that settle). If the pro rata charge exceeds the amount of insurance coverage for an issuer, that issuer would be responsible for additional payments. The proposal also provides that the insurers will pay for the company’s legal fees going forward. The settlement will require approval of the Court, which cannot be assured.

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (Transilica-related claims). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of shareholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against Defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims. We intend to vigorously defend these suits. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our business prospects, results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants filed a joint motion to transfer the derivative litigation to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. The District Court entered an order on May 17, 2004 denying the motion to transfer. Defendants also have filed a joint motion to dismiss the derivative litigation, which is still pending. We intend to vigorously defend these suits. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the SEC. The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003.

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

Proposal 2: Amendment of 2000 Stock Plan

At the Annual Meeting, our stockholders voted on a proposal to amend the 2000 Stock Plan to increase the number of shares available for issuance pursuant to the plan by 3,000,000 to 10,554,496 shares. The results of the voting were as follows:

	Shares	% of Voting
For	17,615,371	79.74
Against	4,299,457	19.46
Abstain	175,518.80

Proposal 3: Amendment of 2000 Director Stock Option Plan

At the Annual Meeting, our stockholders voted on a proposal to amend the 2000 Director Stock Option plan to increase the number of shares available for issuance pursuant to the plan by 300,000 to 457,500 shares. The results of the voting were as follows:

	Shares	% of Voting
For	19,876,702	89.98
Against	2,038,878	9.23
Abstain	174,768.79

Proposal 4: Amendment of 2000 Employee Stock Purchase Plan

At the Annual Meeting, our stockholders voted on a proposal to amend the 2000 Employee Stock Purchase Plan to increase the number of shares available for issuance pursuant to the plan by 800,000 to 1,630,000 shares. The results of the voting were as follows:

	Shares	% of Voting
For	21,083,035	95.44
Against	887,231	4.02
Abstain	120,082.54

Proposal 5: Ratification of Ernst & Young LLP as Auditors

At the Annual Meeting, our stockholders voted on a proposal to ratify the appointment of Ernst & Young as our independent auditors for the fiscal year ending December 31, 2004. The results of the voting were as follows:

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Employment Agreement between Phillip D. Peterson and the Registrant dated April 7, 2004.

10.2	Settlement Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

10.3	Patent License Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

10.4	Business Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 22, 2004, we filed a Form 8-K with the SEC announcing, among other things, that our common stock would be relisted for trading on The Nasdaq National Market under the symbol TUNE, effective April 26, 2004.

On June 13, 2004, we filed a Form 8-K with the SEC announcing Microtune, Inc. and Broadcom Corporation entered into agreements to settle all outstanding patent and antitrust litigation between the two companies. Additionally, Broadcom and Microtune entered into a separate patent cross-license agreement.

On July 9, 2004, we furnished a Form 8-K with the SEC pursuant to Regulation FD announcing that during an analyst conference call on July 8, 2004, the Chief Financial Officer reviewed a portion of the Company’s recent silicon tuner design wins including several models of cable television set top boxes and one TV model.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2004

/s/ ROB-ROY J. GRAHAM
Rob-Roy J. Graham
Chief Financial Officer