Form 10-Q
period 2004-09-30
MICROTUNE INC
filed 2004-11-04
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 22, 2004, approximately 51,470,118 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Microtune, Inc.

FORM 10-Q

SEPTEMBER 30, 2004

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on Form 10-Q, we make forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, the trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Factors Affecting Future Operating Results and Stock Price” below and in our other filings with the Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I.

Financial Information

Item 1.	Financial Statements

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$74,145	$53,337
Short-term investments	—	6,045
Accounts receivable, net	7,500	4,260
Inventories	6,385	4,165
Other current assets	1,510	4,309

Total current assets	89,540	72,116
Property and equipment, net	5,981	7,504
Long-term investments	6,581	14,028
Intangible assets, net	3,004	6,564
Other assets and deferred charges	278	447

Total assets	$105,384	$100,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,610	$7,195
Accrued compensation	1,355	1,182
Accrued expenses	4,292	3,945
Deferred revenue	301	147

Total current liabilities	12,558	12,469
Other non-current liabilities	1,216	1,466
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized – 25,000 shares; issued and outstanding shares – none	—	—
Common stock, $0.001 par value Authorized – 150,000 shares; issued and outstanding shares – 51,470 and 51,157 respectively	52	51
Additional paid-in capital	436,770	436,025
Unearned stock compensation	(377)	(1,124)
Loans receivable from stockholders	—	(30)
Accumulated other comprehensive loss	(1,027)	(960)
Accumulated deficit	(343,808)	(347,238)

Total stockholders’ equity	91,610	86,724

Total liabilities and stockholders’ equity	$105,384	$100,659

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$16,268	$8,975	$40,777	$35,573
Cost of revenue	9,402	10,549	23,242	30,036

Gross margin	6,866	(1,574)	17,535	5,537
Operating expenses:
Research and development:
Stock option compensation	158	375	522	2,057
Other	3,682	5,014	10,863	17,243

	3,840	5,389	11,385	19,300
Selling, general and administrative:
Stock option compensation	47	121	191	1,667
Other	6,716	9,510	22,777	23,687

	6,763	9,631	22,968	25,354
Restructuring	9	(478)	108	(378)
Amortization of intangible assets	1,047	1,047	3,182	3,183

Total operating expenses	11,659	15,589	37,643	47,459

Loss from operations	(4,793)	(17,163)	(20,108)	(41,922)
Other income (expense):
Interest income	242	492	647	1,085
Foreign currency gains (losses), net	263	(218)	(387)	1,106
Settlement of patent and anti-trust litigation	—	—	22,500	—
Other	(166)	(127)	411	88

Income (loss) before provision for income taxes	(4,454)	(17,016)	3,063	(39,643)
Income tax expense (benefit)	(568)	125	(367)	370

Net income (loss)	$(3,886)	$(17,141)	$3,430	$(40,013)

Net income (loss) per common share:
Basic	$(0.08)	$(0.34)	$0.07	$(0.80)

Diluted	$(0.08)	$(0.34)	$0.06	$(0.80)

Weighted-average common shares outstanding:
Basic	51,264	50,505	51,334	50,149

Diluted	51,264	50,505	53,653	50,149

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$3,430	$(40,013)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,876	5,491
Amortization of intangible assets	3,182	3,183
Write-off of patent costs	492	—
Non-cash restructuring costs	(35)	1,360
Foreign currency (gains) losses, net	387	(1,106)
Amortization of deferred stock option compensation	713	3,724
Gain on sale of property and equipment	(251)	(955)
Allowance for uncollectible accounts receivable	18	—
Other non-cash charges	—	491
Changes in operating assets and liabilities:
Accounts receivable, net	(3,258)	5,094
Inventories	(2,220)	888
Other assets	2,637	1,143
Accounts payable	(476)	(1,326)
Accrued expenses	376	(7,308)
Other liabilities	(250)	468
Accrued compensation	173	246

Net cash provided by (used in) operating activities	6,794	(28,620)
Investing activities:
Purchases of property and equipment	(369)	(533)
Proceeds from sale of property and equipment	267	467
Proceeds from sale of Philippine manufacturing assets	51	2,697
Sale of Netherlands subsidiary	—	(934)
Proceeds from available-for-sale investments	9,000	9,000
Proceeds from held-to-maturity investments	6,045	—
Purchase of available-for-sale investments	(1,620)	(18,000)
Loans receivable	—	(46)
Acquisition of intangible assets	(114)	(364)

Net cash provided by (used in) investing activities	13,260	(7,713)
Financing activities:
Proceeds from issuance of common stock	1,116	1,106
Loans receivable from stockholders	30	105
Other, net	(5)	—

Net cash provided by financing activities	1,141	1,211
Effect of foreign currency exchange rate changes on cash	(387)	1,106

Net increase (decrease) in cash and cash equivalents	20,808	(34,016)
Cash and cash equivalents at beginning of period	53,337	101,278

Cash and cash equivalents at end of period	$74,145	$67,262

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2004

(unaudited)

1. Summary of Significant Accounting Policies

Description of business

Microtune, Inc. began operations in August 1996. We operate in a single industry segment: designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide broadband communications and transportation electronics markets.

General

The accompanying unaudited financial statements as of and for the third quarter and first three quarters of 2004 and 2003 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the third quarter and first three quarters of 2004 and 2003 have been made. Results of operations for the third quarter and first three quarters of 2004 and 2003 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the broadband communications and transportation electronics markets, on a few significant customers, on third party manufacturers and subcontractors, on third party distributors in certain markets, and on the successful development of products and marketing of new products. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations, intellectual property rights, litigation costs and product liability.

Consolidation

Our Consolidated Financial Statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities and other amounts. We also use estimates, judgments and assumptions to determine the remaining economic lives and carrying values of purchased intangible assets, property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality securities in accordance with our investment policy.

Investments

Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our long-term investments, which consist of mortgage-backed securities, are classified as available-for-sale and are due within 2 years from September 30, 2004. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment.

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

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and acquired customer base, have been recorded as the result of our business or asset acquisitions and are being amortized on the straight-line basis over 3 to 5 years.

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

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable, and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the customer’s specific agreement.

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditional on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2004 and December 31, 2003, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the third quarter of 2004 and 2003, we recognized 3% and 17% of our net revenue upon receipt of payment, respectively. In the first three quarters of 2004 and 2003, we recognized 6% and 30% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we recognize revenue. As of September 30, 2004 and December 31, 2003, we had deferred revenue as a result of customer prepayments of $0.3 million and $0.1 million, respectively.

We grant limited stock rotation rights for conforming product to certain distributors for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant due to our requirement that returns be offset by new purchase orders and the incremental shipping, handling and customs costs distributors would incur as a result of such returns. We account for the shipment of replacement product as a sales transaction.

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

Foreign Currency Gains and Losses

Our functional currency is the U.S. dollar. The impact from the re-measurement of accounts not denominated in U.S. dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were $0.3 million and $(0.2) million for the third quarter of 2004 and 2003, respectively. Foreign currency gains (losses), net, were $(0.4) million and $1.1 million for the first three quarters of 2004 and 2003, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and loss carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved as of September 30, 2004 and December 31, 2003.

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

Our computation of earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(3,886)	$(17,141)	$3,430	$(40,013)
Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	51,264	50,505	51,334	50,149
Weighted average dilutive potential common shares:
Stock options	—	—	2,267	—
Restricted common stock	—	—	4	—
Employee stock purchase plan	—	—	48	—

Weighted average common and dilutive potential common shares	51,264	50,505	53,653	50,149
Diluted earnings (loss) per common share:
Net income (loss)	$(0.08)	$(0.34)	$0.06	$(0.80)

Basic earnings (loss) per common share:
Net income (loss)	$(0.08)	$(0.34)	$0.07	$(0.80)

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	September 30,
	2004	2003
Stock options	451	7,046
Restricted common stock	—	29
Employee stock purchase plan	—	99

Total anti-dilutive securities excluded	451	7,174

Stock-Based Compensation

At September 30, 2004, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through September 30, 2004, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. Deferred stock option compensation is being amortized and charged to operations over the vesting period of the related options. As of September 30, 2004 and December 31, 2003, unearned deferred stock compensation was $0.4 million and $1.1 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at September 30, 2004.

During the quarter ended September 30, 2004, we granted our employees approximately 1,069,000 stock options with exercise prices ranging from $4.47 to $5.48 per share. The stock options generally vest over the next three years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(3,886)	$(17,141)	$3,430	$(40,013)
Add stock compensation expense recorded under the intrinsic value method	205	496	713	3,724
Less pro forma stock compensation expense computed under the fair value method	(1,236)	(1,692)	(5,130)	(5,811)

Pro forma net income (loss)	$(4,917)	$(18,337)	$(987)	$(42,100)

Pro forma income (loss) per common share:
Basic	$(0.10)	$(0.36)	$(0.02)	$(0.84)

Diluted	$(0.10)	$(0.36)	$(0.02)	$(0.84)

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005, though early adoption would be encouraged, provided that financial statements for periods prior to the effective date have not been issued. We believe adopting this amendment will have a material impact on our consolidated results of operations.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At September 30, 2004, approximately

54% of our net accounts receivable were due from five of our customers. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net realizable receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have been generally adequate to cover our actual credit losses.

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

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we use TFS for nearly all assembly and calibration functions for our subsystem module solutions. If TFS were unable to continue manufacturing our subsystem modules, there could be a material adverse effect on our operations.

2. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Gross accounts receivable	$7,811	$4,522
Allowance for doubtful accounts	(150)	(132)
Deferred revenue	(161)	(130)

Accounts receivable, net	$7,500	$4,260

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Finished goods	$3,968	$2,905
Work-in-process	2,417	1,260

Total inventory	$6,385	$4,165

4. Intangible Assets

Amortization expense for intangible assets was $1.0 million for the third quarter of 2004 and 2003 and $3.2 million for the first three quarters of 2004 and 2003, respectively.

During the third quarter of 2004, we recorded charges to legal expense for previously capitalized patents costs of $0.3 million related to abandoned patent applications and non-patent costs and $0.2 million due to the uncertain timing of the related patent issuances.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	September 30, 2004		December 31, 2003
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	0.84	10,297	7,498	11,467	5,723
Other	0.25	4,308	4,103	4,308	3,488

Total		$14,605	$11,601	$15,775	$9,211

The following table sets forth the remaining estimated future amortization of intangible assets as of September 30, 2004 (in thousands):

Year Ending December 31,
2004	$981
2005	2,014
2006	9

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accrued warranty obligation	$200	$245
Accrued restructuring costs (Note 9)	13	202
Accrued legal fees	638	1,795
Accrued loss for excess subcontractor inventory	1,468	—
Accrued payment for potential litigation settlement	957	—
Other	1,016	1,703

Total accrued expenses	$4,292	$3,945

6. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at September 30, 2004 and December 31, 2003 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2003, we had a net operating loss carryforward of approximately $173.9 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $4.1 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for the third quarter of 2004 includes a benefit of $0.6 million as a result of our decision to re-structure our foreign operations to improve our foreign tax exposure. The provision for taxes during the first three quarters of 2004 and 2003 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

7. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities, equipment and computer software under operating leases. Future minimum lease payments required under operating leases as of September 30, 2004 are as follows (in thousands):

Year Ending December 31,
2004	$381
2005	1,263
2006	651
2007	458
2008	453
Thereafter	5,771

$8,977

Rent expense for the third quarter of 2004 and 2003 was $0.4 million and $0.5 million, respectively. Rent expense for the first three quarters of 2004 and 2003 was $1.4 million and $1.9 million, respectively.

Purchase Commitments

As of October 22, 2004, we had approximately $15 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations and liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions or events. Except as described below, we are not currently a party to any material litigation.

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

On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents were also the subjects of the April 4, 2003 action in the U.S. International Trade Commission described below. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed any of the listed patents. The case was stayed pending resolution of the April 4, 2003, action described below but was dismissed under the terms of the settlement described below.

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

On April 24, 2003, Broadcom filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom alleged that their BCM3416 and BCM93416 reference design did not infringe our U.S. Patent No. 5,737,035 (‘035 patent). On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s ‘035 patent. Microtune filed a counterclaim alleging Broadcom willfully infringed the ‘035 patent. Microtune sought monetary damages and injunctive relief. The case had been scheduled to go to trial on June 14, 2004 but was dismissed under the terms of the settlement described below.

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 17, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We have prepared a response to the examiner presenting our arguments that these rejected claims are patentable and should be confirmed. While we intend to vigorously defend the patentability of the ‘035 patent claims in this re-examination, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period.

On November 26, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,211,742. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed the patent. On March 9, 2004, the Court entered an order transferring this lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division but the lawsuit was dismissed under the terms of the settlement described below.

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (Transilica-related claims). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of stockholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims.

We are currently in negotiations to settle the consolidated lawsuit. There can be no assurance that these negotiations will result in a final settlement. Any settlement agreement would be subject to numerous conditions, including the execution of acceptable settlement documentation and Court approval. If achieved, any settlement will involve a cash payment from Microtune, although we do not expect any settlement will have a material impact on our business prospects, results of operations or financial condition. Such cash payment could be more than the amount currently estimated and accrued for in our financial statements for the quarter ended September 30, 2004. If we cannot consummate a settlement, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants filed a joint motion to transfer the derivative litigation to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. The District Court entered an order on May 17, 2004 denying the motion to transfer. Defendants also have filed a joint motion to dismiss the derivative litigation, which is still pending. We have recently agreed to enter into mediation with the plaintiffs, although no date for mediation has been scheduled. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

Directors’ and Officers’ Liability Insurance

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the Securities and Exchange Commission (SEC). The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003.

8. Stockholders’ Equity

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when an entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to an entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if an entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On September 30, 2004, 49,917,351 rights were outstanding.

9. Restructuring Costs

Restructuring expense for the first three quarters of 2004 was $0.1 million primarily related to the closing of our San Diego wireless design center during the fourth quarter of 2003.

The following table summarizes our restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs (credits)	Total
Balance at December 31, 2003	$149	$53	$—	$202
Provision	41	78	24	143
Changes in prior estimates	(2)	(33)	—	(35)
Cash payments	(188)	(85)	(24)	(297)

Balance at September 30, 2004	$—	$13	$—	$13

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

10. Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
North America	$7,505	$3,385	$17,016	$11,733
Europe	2,057	2,010	6,171	8,726
Asia Pacific	6,613	3,554	17,212	15,033
Other	93	26	378	81

Total	$16,268	$8,975	$40,777	$35,573

Sales to Scientific-Atlanta and Asustek Computer primarily for the benefit of ARRIS and Terayon accounted for approximately 20% and 12%, respectively, of consolidated net revenue for the third quarter of 2004. Sales to Panasonic accounted for approximately 10% of consolidated net revenue for the third quarter of 2003. Sales to Scientific-Atlanta accounted for approximately 15% of consolidated net revenue for the first three quarters of 2004. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 17%, 17% and 10%, respectively, of consolidated net revenue for the first three quarters of 2003. We recognized 3% of our net revenue upon receipt of payment from our customers during the third quarter of 2004. We recognized 6% of our net revenue upon receipt of payment from our customers during the first three quarters of 2004. During the first quarter of 2004, the Daimler Chrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed by the competitor that it would no longer purchase product from us beginning in the fourth quarter of 2004.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 67% and 60% of our net revenue during the third quarter of 2004 and 2003, respectively, and 63% and 69% of our net revenue during the first three quarters of 2004 and 2003, respectively.

The locations of property and equipment are summarized below (in thousands):

	September 30, 2004	December 31, 2003
North America	$4,069	$5,034
Europe	1,170	1,391
Asia Pacific	62	93
Other	680	986

Total	$5,981	$7,504

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on Form 10-Q, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, the trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Factors Affecting Future Operating Results and Stock Price” below and in our other filings with the SEC. We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (IC) and subsystem module solutions for the worldwide broadband communications and transportation electronics markets. Our products are used for the delivery of broadband video, audio and data to consumers and businesses. Our expertise in RF and analog technologies allows us to deliver products that permit the delivery, reception and exchange of broadband information using terrestrial (off-air) and/or cable communications systems. Our products, which include tuners, amplifiers and upconverters, are used in a range of applications, including high-speed cable internet access; analog, digital and high-definition television; TV on a PC; in-car audio and video; and cable-based digital phone service.

Today, our products principally are marketed to original equipment manufacturers (OEMs) in the following two markets:

•	Cable and Terrestrial Broadband Communications

This market includes products that send and/or receive cable and terrestrial broadband signals. Our cable broadband products are designed for use in RF electronics for cable head-ends upconverters and consumer access and gateway devices, including cable modems, digital and analog cable set-top boxes, and cable telephony systems. Our terrestrial broadband products are designed for use in off-air applications including digital and analog television sets, High Definition Television (HDTVs), digital TV set-top converter boxes, and PC/TV multimedia products.

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

We discontinued development of our wireless products in December 2003 to focus our development efforts on products addressing the broadband communications and transportation electronics markets.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1 of our Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable, and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the customer’s specific agreement.

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditional on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2004 and December 31, 2003, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the third quarter of 2004 and 2003, we recognized 3% and 17% of our net revenue upon receipt of payment, respectively. In the first three quarters of 2004 and 2003, we recognized 6% and 30% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we recognize revenue. As of September 30, 2004 and December 31, 2003, we had deferred revenue as a result of customer prepayments of $0.3 million and $0.1 million, respectively.

We grant limited stock rotation rights for conforming product to certain distributors for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories and are reviewed along with our other inventory items and valued at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant due to our requirement that returns be offset by new purchase orders and the incremental shipping, handling and customs costs distributors would incur as a result of such returns. We account for the shipment of replacement product as a sales transaction.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, increased allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. If actual credit losses are significantly greater than the allowance we have established, our general and administrative expenses would increase and our reported net income would decrease. Conversely, if our actual credit losses are significantly less than our allowance, our general and administrative expenses would eventually decrease and our reported net income would eventually increase.

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

For U.S. federal income tax purposes, at December 31, 2003, we had a net operating loss carryforward of approximately $173.9 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $4.1 million, that will begin to expire in 2011. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved at September 30, 2004 and December 31, 2003. If we generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryforward will be recognized.

Results of Operations

The following table shows certain data from our consolidated statements of operations, expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of revenue	58	118	57	84

Gross margin	42	(18)	43	16
Operating expenses:
Research and development:
Stock option compensation	1	4	1	6
Other	23	56	27	48

	24	60	28	54
Selling, general and administrative:
Stock option compensation	—	1	—	5
Other	41	106	56	67

	41	107	56	72
Restructuring	—	(5)	—	(1)
Amortization of intangible assets and goodwill	6	12	8	9

Total operating expenses	71	174	92	134

Loss from operations	(29)	(192)	(49)	(118)
Other income	2	2	56	6

Income (loss) before income taxes	(27)	(190)	7	(112)
Income tax expense (benefit)	(3)	1	(1)	—

Net income (loss)	(24)%	(191)%	8%	(112)%

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

Net Revenue

Total net revenue for the third quarter of 2004 was $16.3 million, compared to $9.0 million for the third quarter of 2003, representing a increase of 81%. Our net revenue for the first three quarters of 2004 was $40.8 million, compared to $35.6 million for the first three quarters of 2003, representing an increase of 15%. The increase for the third quarter of 2004 when compared to the same period of 2003 is due to increased sales of approximately $7.7 million in the broadband communications market relating primarily to silicon tuner shipments into cable set-top box and cable modem applications and cable modem module shipments. The increase for the first three quarters of 2004 when compared to the same periods of 2003 is due to increased sales of approximately $10.2 million in the broadband communications market relating primarily to silicon tuner shipments into cable set-top box and cable modem applications and digital TV set-top box module shipments partially offset by decreased sales of approximately $4.6 million in the transportation electronics market. For the third quarter of 2004 and 2003, revenue relating to shipments made in prior periods was $0.1 million and $1.3 million, respectively. For the first three quarters of 2004 and 2003, revenue relating to shipments made in prior periods was $0.4 million and $9.1 million, respectively.

Sales to Scientific-Atlanta and Asustek Computer primarily for the benefit of ARRIS and Terayon accounted for approximately 20% and 12%, respectively, of consolidated net revenue for the third quarter of 2004. Sales to Panasonic accounted for approximately 10% of consolidated net revenue for the third quarter of 2003. Sales to Scientific-Atlanta accounted for approximately 15% of consolidated net revenue for the first three quarters of 2004. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 17%, 17% and 10%, respectively, of consolidated net revenue for the first three quarters of 2003. We recognized 3% and 17% of our net revenue upon receipt of payment from our customers during the third quarter of 2004 and 2003, respectively, as we increased our sales activity with more credit-worthy customers. For the same reason, we recognized 6% of our net revenue upon receipt of payment from our customers during the first three quarters of 2004 versus 30% in the same period of 2003.

During the first quarter of 2004, the Daimler Chrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed by the competitor that it would no longer purchase product from us by the end of the fourth quarter of 2004. We do not believe this will have a material impact on our future revenues given the expected revenue growth in the broadband communication markets.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 67% and 60% of our net revenue during the third quarter of 2004 and 2003, respectively, and 63% and 69% of our net revenue during the first three quarters of 2004 and 2003, respectively.

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

Cost of revenue as a percentage of net revenue was 58% and 118% for the third quarter of 2004 and 2003, respectively. Cost of revenue as a percentage of net revenue was 57% and 84% for the first three quarters of 2004 and 2003, respectively. Our cost of revenue for the third quarter of 2004 did not include approximately $0.2 million of costs relating to approximately $0.5 million of revenue as the inventory associated with such revenue was previously reserved as excess primarily in 2003. Cost of revenue during the third quarter of 2004 also included charges of approximately $0.7 million to recognize liabilities for subcontractor inventories which are excess to our backlog of customer orders offset by $0.4 million in accrual reversals from the resolution of various inventory-related liabilities with a subcontractor. Our cost of revenue for the first three quarters of 2003 included approximately $4.0 million of non-operating charges related to the write-down of our Bluetooth™ wireless inventories; $2.4 million related to the repurchase of raw materials which was excess to our manufacturing plans under the terms of our agreement with TFS, of which $0.9 million was BluetoothTM wireless inventory; an additional write-down of inventories of $1.4 million that were deemed in excess of our current demand forecast; and $1.1 million for acceleration of depreciation for excess equipment resulting from the sale of our manufacturing assets in the Philippines.

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

Research and development expenses, including non-cash stock compensation, for the third quarter of 2004 and 2003 were $3.8 million, or 24% of net revenue, and $5.4 million, or 60% of net revenue, respectively. Research and development expenses, including non-cash stock compensation, for the first three quarters of 2004 and 2003 were $11.4 million, or 28% of net revenue, and $19.3 million, or 54% of net revenue, respectively. Stock option compensation related to research and development was $0.2 million and $0.4 million for the third quarter of 2004 and 2003, respectively. Stock option compensation related to research and development was $0.5 million and $2.1 million for the first three quarters of 2004 and 2003, respectively. The decrease in stock option compensation is primarily due to a reduction in employees worldwide. With the closure of our San Diego wireless design center, we have focused our research and development on products addressing the broadband communications and transportation electronics markets. As a result, the number of research and development projects has been reduced as compared to the first three quarters of 2003. The decrease in research and development expenses is due primarily to this reduction.

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

Selling, general and administrative expenses, including non-cash stock compensation, for the third quarter of 2004 and 2003 were $6.8 million, or 41% of net revenue, and $9.6 million, or 107% of net revenue, respectively. Selling, general and administrative expenses, including non-cash stock compensation, for the first three quarters of 2004 and 2003 were $23.0 million, or 56% of net revenue, and $25.4 million, or 72% of net revenue, respectively. The decrease in selling, general, and administrative expenses for the first three quarters of 2004 was primarily the result of decreases in legal expenses, personnel costs, and stock option compensation offset by an increase in directors’ and officer’s insurance and a charge for the potential resolution of securities litigation. Legal expenses decreased $0.3 million for the first three quarters of 2004 compared to the same period for 2003, respectively. Legal expense related to our various lawsuits decreased approximately $1.8 million primarily due to the settlement of our patent lawsuit in the second quarter of 2004. Legal expense for the third quarter of 2004 included a charge of approximately $1.0 million associated with the potential resolution of securities litigations and charges for previously capitalized patent costs of $0.3 million related to abandoned patent applications and non-patent costs and $0.2 million due to the uncertain timing of the related patent issuances. Personnel costs decreased $2.4 million for the first three quarters of 2004 compared to the same period for 2003, respectively. Stock option compensation related to selling, general and administrative was $0.1 million for the third quarter of 2004 and 2003, respectively. Stock option compensation related to selling, general and administrative expenses was $0.2 million and $1.7 million for the first three quarters of 2004 and 2003, respectively. The decrease in personnel costs and stock option compensation is primarily due to a reduction in employees worldwide. Stock option compensation for the first three quarters of 2003 also included $0.9 million related to our former CEO, Douglas J. Bartek, pursuant to his separation agreement. Our cost of directors’ and officers’ insurance increased $1.8 million for the first three quarters of 2004 as compared to the same period for 2003. In the future, we expect the cost of our directors’ and officers’ insurance to decrease due to a significant reduction in our annual premium.

Amortization of Intangible Assets

Amortization of intangible assets was $1.0 million for the third quarter of 2004 and 2003. Amortization of intangible assets for the first three quarters of 2004 and 2003 was $3.2 million. Amortization of intangible assets in 2004 results principally from our acquired patents and customer base and will be nearly fully amortized by the fourth quarter of 2005.

Restructuring Costs

Restructuring costs for the first three quarters of 2004 were a charge of $0.1 million as compared to a benefit of $0.4 million for the first three quarters of 2003. The costs in the first three quarters of 2004 related primarily to the closure of our San Diego wireless design center during the fourth quarter of 2003. Restructuring costs in the first three quarters of 2003 resulted primarily from charges for the sale of the assets of our manufacturing facility in Manila, Philippines, a benefit from the sale of our Netherlands subsidiary, charges for employee severance benefits due to workforce reduction, principally at our facilities in San Diego, CA, and a benefit from changes in estimates for the remaining restructuring activities.

Other Income and Expense

Other income and expense consists primarily of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the third quarter of 2004 and 2003 was $0.2 million and $0.5 million, respectively. Interest income for the first three quarters of 2004 and 2003 was $0.6 million and $1.1 million, respectively. The decrease in interest income is mainly due to the decrease in average interest rates and our lower average cash and cash equivalents and investments balance during the first three quarters of 2004 as compared to the same period in 2003.

Our functional currency is the U.S. Dollar. The impact from the remeasurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net were $(0.4) million and $1.1 million for the first three quarters of 2004 and 2003, respectively, resulting primarily from exchange rate fluctuations between the dollar and the Euro.

During the second quarter of 2004, we received a one-time payment of $22.5 million from Broadcom to settle all outstanding patent and anti-trust litigation.

Income Taxes

The income tax benefit of approximately $0.5 million and $0.4 million for the third quarter of 2004 and first three quarters of 2004, respectively, includes a benefit of $0.6 million as a result of our decision to re-structure our foreign operations to improve our foreign tax exposure. The provision for taxes during first three quarters of 2004 and 2003 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

Liquidity and Capital Resources

As of September 30, 2004, we had net working capital of $77.0 million, including $74.1 million of cash and cash equivalents. We also had an additional $6.6 million of long-term investments. At December 31, 2003 we had working capital, cash and cash equivalents, short-term investments and long-term investments of $59.6 million, $53.3 million, $6.0 million and $14.0 million, respectively. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits, money market funds and asset-backed commercial paper. Our investments in asset-backed commercial paper are comprised of high-quality, asset-backed commercial paper securities in accordance with our investment policy. In the aggregate, our cash, cash equivalents and short-term and long-term investments increased by approximately $7.3 million during the first three quarters of 2004 due to the litigation settlement payment during the second quarter of 2004. See Part II Item 1, “Legal Proceedings” for a discussion of the settlement payment.

Operating activities generated $6.8 million in cash during the first three quarters of 2004 compared to $28.6 million used during the first three quarters of 2003. For the first three quarters of 2004, the cash generated from operations is primarily due to the settlement payment of $22.5 million mentioned above partially offset by continued cash operating losses. Our accounts receivable days sales outstanding were 41 at September 30, 2004.

Investing activities generated $13.3 million in cash during the first three quarters of 2004 compared to $7.7 million used during the first three quarters of 2003. In the first three quarters of 2004, we sold approximately $15.0 million of investments to fund our operating activities. The primary use of funds in the first three quarters of 2003 was $18.0 million to purchase investments.

Financing activities provided $1.1 million and $1.2 million in cash during the first three quarters of 2004 and 2003, respectively, consisting primarily of cash receipts from the exercise of employee stock options and shares purchased under our Employee Stock Purchase Plan.

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

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of September 30, 2004 are as follows (in thousands):

Year Ending December 31,
2004	$381
2005	1,263
2006	651
2007	458
2008	453
Thereafter	5,771

$8,977

Purchase Commitments

As of October 22, 2004, we had approximately $15 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

Our success depends on the growth of the broadband communications market generally and the RF product market specifically.

We derive a substantial portion of our revenue from sales of RF products into markets related to broadband communication applications. These markets are characterized by:

•	intense competition;

•	rapid technological change; and

•	short product life cycles, especially in the PC and consumer electronics markets.

Although the broadband market has grown in the past, it may not grow in the future or a significant market slowdown may occur. Furthermore, the market segment we serve, in particular the cable set-top box, digital TV, LCD-TV, PC-TV, and plug and play HDTV markets may not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the broadband market, the unproven technology of many products addressing the market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the overall RF product market. In addition, the broadband market is transitioning from analog to digital, as well as expanding to new services, including internet access, cable telephony and interactive television. The future growth of the RF product market is partially dependent upon the market acceptance of products and technologies addressing the broadband market, and there is no assurance that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

We face intense competition in the broadband communications and RF tuner markets which could reduce our market share in existing markets and affect our ability to enter new markets.

The markets we compete in are intensely competitive. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, digital TV and transportation markets. We compete primarily with tuner module manufacturers such as Alps, Philips Electronics, Samsung, Thomson and the TOKO Group, with semiconductor companies such as Anadigics, Analog Devices, Broadcom, LSI Logic, Maxim, Philips Semiconductors and Zarlink and potentially with companies such as Freescale, SiGe Semiconductor, RFMagic and Xceive. Broadcom, in particular, is shipping a silicon tuner chipset that competes with our tuner products in the broadband cable markets.

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

Products for broadband communications applications often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with the evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which may harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies which anticipate the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Further, if new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband communications market and, in particular, in the RF market, or to develop and introduce new products successfully into these markets, could result in diminished revenue and consequently harm our business.

Other solutions for the broadband communications market will compete with some of our solutions. If these technologies prove to be more reliable, faster or less expensive or become more popular, the demand for our RF products and our revenue may decrease.

Some of our target market segments, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line technology. Many of these technologies may compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster or less expensive, reach more customers or have other advantages over RF broadband technology, the demand for our RF products and our revenue may decrease.

Our research and development efforts are critical to our business and may not be successful. Our future operating results may be negatively affected as a result.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets, our ability to introduce these products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their new products. The development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Under some circumstances, we have failed. For instance, our Bluetooth products never gained wide market acceptance.

During the last year, we have had significant changes in our executive management and reduced the scope and costs of our worldwide operations. Because of our reduced scope of operations and the management discontinuity, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial resources than we have, and some of whom may have substantially greater technical resources and management continuity than we have. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would result in substantial harm to our operating results.

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

Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot be assured that our current intellectual property or any intellectual property we may acquire through acquisitions or by other means will be free from third party claims which may be valid. In connection with recent acquisitions, including the Transilica acquisition, we conducted due diligence investigations of the intellectual property of these acquired companies for the purpose of assessing their protection efforts on their respective intellectual property. We cannot be assured that our investigatory efforts uncovered all or any defects related to the protection of intellectual property we acquired. As a result, intellectual property we acquire, including the intellectual property we acquired in the Transilica acquisition or in other acquisitions, may not be free from third party claims. Any third party claims may lead to costly and time-consuming litigation which could harm our business and financial position.

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation that could seriously harm our business and compromise our intellectual property position.

We have been involved in litigation and may become involved in litigation in the future to protect our intellectual property or defend against allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights either through litigation or a petition for USPTO re-examination initiated by a competitor. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	ceasing the sale of our products that use the challenged intellectual property;

•	obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, if at all; or

•	redesigning those products that use infringing intellectual property.

As a result, the expense associated with intellectual property litigation, management’s and engineering staff’s diversion from daily operations of our business caused by such litigation, and any legal limitation placed upon our products and/or our business related to such litigation may have a material and negative impact on our business and our financial results.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish their validity. Even if we successfully assert our intellectual property against a competitor in litigation, our patents may be attacked through a USPTO re-examination, which cannot be settled by the mutual agreement of the parties. Despite the settlement of all of our outstanding patent litigation with Broadcom in the second quarter of 2004, we must continue to prosecute the validity of our ‘035 patent in the re-examination proceedings initiated by Broadcom. If we are unsuccessful in such claims, others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us or one of our customers could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

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

We manufacture a substantial portion of our RF module products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies to cover our fixed costs. Because customer-specific RF module products are developed for unique applications, we expect that some of our current and future customer-specific RF module products may never be produced in volume and may impair our ability to cover our fixed costs. In addition, if our customers fail to purchase these customized RF module products from us, we risk having substantial unsaleable inventory. If we have substantial unsaleable inventory, our financial condition would be harmed.

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

If we do not maintain or increase sales to existing customers or attract significant new customers, our revenue would diminish and consequently our business would be harmed

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously harm our business.

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to Scientific-Atlanta and Asustek for the benefit of ARRIS and Terayon accounted for approximately 20% and 12%, respectively, of consolidated net revenue for the third quarter of 2004. Sales to Panasonic accounted for approximately 10% of consolidated net revenue for the third quarter of 2003. Sales to Scientific-Atlanta accounted for approximately 15% of consolidated net revenue for the first three quarters of 2004. Sales to World Peace Industrial, Daimler Chrysler and Panasonic accounted for approximately 17%, 17% and 10%, respectively, of consolidated net revenue for the first three quarters of 2003. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 67% and 60% of our net revenue for the third quarter of 2004 and 2003, respectively, and 63% and 69% of our net revenue for the first three quarters of 2004 and 2003, respectively. During the first quarter of 2004, the Daimler Chrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed by the competitor that it would no longer purchase product from us beginning in the fourth quarter of 2004. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition

Uncertainties involving customer orders and shipment of our RF products could harm our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our terms and conditions typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, terms typically provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers typically are restricted to the number of days they can push out the ship date. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment, with little or no penalty.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At September 30, 2004, approximately 54% of our net accounts receivable were due from five of our customers. While customers may have the ability to pay on the date of shipment, or we believe customers have the ability to pay on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

Because all of our customers do not have the same credit terms, our outstanding accounts receivable balance can become concentrated in a smaller number of customers than our overall revenue figures. This concentration can subject us to a higher financial risk.

If we are unable to migrate our customers over time from our modules using discrete components to our RF silicon products or our modules that incorporate our RF silicon products, our operating results could be harmed.

Our future success will depend on our ability to continue the successful migration of our customers from our subsystem modules that use discrete components to our RF silicon products, or to subsystem modules containing our silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our silicon products or modules containing our silicon products, our operating results could be harmed.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

Historically, the average selling price of our products has decreased over their lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions, competitive product bundling and a transition in our markets fro higher priced module products to lower priced integrated circuits. To offset these decreases, we rely primarily on achieving cost reductions for materials used in existing products and on introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

Although we will seek to increase the sales of our higher margin products, our sales and product development efforts may not be successful. Our new products may not achieve market acceptance. To the extent we are unable to reduce costs or sell our higher margin products, our results of operations may be adversely affected.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America was 58% and 67% for the first three quarters of 2004 and 2003, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

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

Product recall by a major customer could damage our business.

We generally warranty of our commercial products for a period of one year, and longer for transportation electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and severely impact our financial results.

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

A significant portion of our international revenue and expenses are denominated in foreign currencies and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, in the first three quarters 2004, we recognized a foreign currency exchange loss of approximately $0.4 million. We expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

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

Our dependence on a single manufacturing facility and a single subcontractor for subsystem modules could jeopardize our operations.

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

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside subcontractors, to produce most of our integrated circuit RF products. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were to become unable or unwilling to continue manufacturing our integrated circuits, our business would be seriously harmed. As a result, we would have to identify and qualify substitute subcontractors, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB. In addition, the processing of our integrated circuit products are specific to the manufacturing processes of one or the other of our two suppliers and substantial lead-time would be required to move the specific product to the other supplier, if it were possible at all. Further, our customers may limit their purchases from us unless a second manufacturing source is developed, which could impact our sales.

We depend on third-party subcontractors for integrated circuit probe, packaging and testing, which reduces our control over the integrated circuit packaging process and testing and could increase costs and decrease availability of our integrated circuit products.

Our integrated circuit products are probed, packaged, and/or tested by independent subcontractors, including Amkor, ASE, ISE and Bridgepoint, using facilities located in South Korea, Philippines, and Austin, Texas. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involve risks such as reduced control over delivery schedules, quality assurance and costs. Our reliance on Bridgepoint involves additional risk due to their current bankruptcy proceedings. These risks could result in product shortages or increase our costs of packaging our products. If these subcontractors are unable or unwilling to continue to provide packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

If our customers do not qualify our products or the manufacturing lines of our third party suppliers for volume shipments, our revenue may be delayed or reduced.

Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the product. We may not always be able to satisfy the qualifications. Delays or failure to qualify can cause a customer to discontinue use of our products and result in a significant loss of revenue. If we change third party suppliers, customers may require us to qualify the supplier’s facility, or a product manufactured by that facility.

Our Quality Certifications are subject to periodic re-evaluation.

Our Germany design facility is currently ISO-9000:2000 and ISO-14001 certified. These certifications and others are subject to recertification on a periodic basis. The transfer of our module manufacturing to the control of TFS could have adverse consequences on our ability to obtain future certifications.

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

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany and sales offices in Japan, Taiwan and Korea. Other than IBM, ISE and Bridgepoint, substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the U.S., imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

Our success could be jeopardized by loss of personnel, particularly key personnel, and our inability to attract qualified candidates.

Any future success we may have in the future will depend largely upon the continued service of our personnel, particularly our key personnel and executive management. Our success in the future also will depend on our ability to attract, retain and motivate qualified personnel. We rely heavily upon equity compensation incentives; specifically, we grant options to purchase our common stock, to attract, retain and motivate our personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer.

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock price has been substantially higher than currently prevailing prices. The present difficult operating environment, and/or any poor operating performance we experience may cause the price of our common stock to remain at low levels or to decline from current levels. The lower prevailing price along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

The competition for attracting qualified candidates is intense, particularly so in the radio frequency (RF) silicon and RF system industries. Our ability to attract qualified candidates is essential to any success we may have in the future. Due to the reasons above, our ability to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products may be impaired, perhaps significantly.

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (Transilica-related claims). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of stockholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims.

We are currently in negotiations to settle the consolidated lawsuit. There can be no assurance that these negotiations will result in a final settlement. Any settlement agreement would be subject to numerous conditions, including the execution of acceptable settlement documentation and Court approval. If achieved, any settlement will involve a cash payment from Microtune, although we do not expect any settlement will have a material impact on our business prospects, results of operations or financial condition. Such cash payment could be more than the amount currently estimated and accrued for in our financial statements for the quarter ended September 30, 2004. If we cannot consummate a settlement, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants filed a joint motion to transfer the derivative litigation to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. The District Court entered an order on May 17, 2004 denying the motion to transfer. Defendants also have filed a joint motion to dismiss the derivative litigation, which is still pending. We have recently agreed to enter into mediation with the plaintiffs, although no date for mediation has been scheduled. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

Directors’ and Officers’ Liability Insurance

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the Securities and Exchange Commission (SEC). The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005, though early adoption would be encouraged, provided that financial statements for periods prior to the effective date have not been issued. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative to SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

Investor confidence and share value may be adversely impacted if we and our independent registered public accounting firm are unable to provide adequate attestation over the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, there is no assurance that we will be successful. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations and liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions or events. Except as described below, we are not currently a party to any material litigation.

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

On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents were also the subject of the April 4, 2003 action in the U.S. International Trade Commission described below. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed any of the listed patents. The case was stayed pending resolution of the April 4, 2003, action described below but was dismissed under the terms of the settlement described below.

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

On April 24, 2003, Broadcom filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom alleged that their BCM3416 and BCM93416 reference design did not infringe our U.S. Patent No. 5,737,035 (‘035 patent). On October 22, 2003, the Court issued an Order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed Microtune’s ‘035 patent. Microtune filed a counterclaim alleging Broadcom willfully infringed the ‘035 patent. Microtune sought monetary damages and injunctive relief. The case had been scheduled to go to trial on June 14, 2004 but was dismissed under the terms of the settlement described below.

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We have prepared a response to the examiner presenting our arguments that these rejected claims are patentable and should be confirmed. While we intend to vigorously defend the patentability of the ‘035 patent claims in this re-examination, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period.

On November 26, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison) against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,211,742. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed the patent. On March 9, 2004, the Court entered an order transferring this lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division but the lawsuit was dismissed under the terms of the settlement described below.

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

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. At this time, the alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time (Transilica-related claims). The relief sought by the plaintiffs in the various lawsuits, both individually and on behalf of stockholders, includes damages, interest, costs, fees, and expenses. The actions have all been consolidated into one case, lead plaintiffs have been appointed, and a consolidated amended complaint has been filed. The defendants filed motions to dismiss Plaintiffs’ claims. On April 12, 2004, the District Court entered an order dismissing all claims against Defendants Rogers and Housley with prejudice and dismissing all claims against the remaining Defendants with prejudice except the Transilica-related claims.

We are currently in negotiations to settle the consolidated lawsuit. There can be no assurance that these negotiations will result in a final settlement. Any settlement agreement would be subject to numerous conditions, including the execution of acceptable settlement documentation and Court approval. If achieved, any settlement will involve a cash payment from Microtune, although we do not expect any settlement will have a material impact on our business prospects, results of operations or financial condition. Such cash payment could be more than the amount currently estimated and accrued for in our financial statements for the quarter ended September 30, 2004. If we cannot consummate a settlement, there can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune, including James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter Ciciora, Steven Craddock, Anthony LeVecchio, Douglas J. Bartek, Nancy A. Richardson, Everett Rogers, and William L. Housley. Microtune is a nominal defendant in the actions. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit is styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs have alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they seek contribution and indemnification. The plaintiffs additionally have alleged unjust enrichment against certain of the defendants for which they seek disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought includes damages, disgorgement, interest, costs, fees, and expenses. On January 21, 2004, the Court appointed the law firm of Milberg Weiss Bershad Hynes & Lerach LLP as Lead Derivative Counsel, and the law firms of Provost & Umphrey and Federman and Sherwood as Co-Liaison Counsel. Defendants filed a joint motion to transfer the derivative litigation to the Honorable Richard A. Schell, who presides over the consolidated securities fraud class action in the Eastern District of Texas. The District Court entered an order on May 17, 2004 denying the motion to transfer. Defendants also have filed a joint motion to dismiss the derivative litigation, which is still pending. We have recently agreed to enter into mediation with the plaintiffs, although no date for mediation has been scheduled. We are unable to determine whether the outcome of the derivative litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurance regarding the outcome of the derivative litigation or any related claim for indemnification or contribution.

Directors’ and Officers’ Liability Insurance

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the Securities and Exchange Commission (SEC). The SEC advised Microtune that the process under way is a fact-finding investigation. The SEC has not formally advised Microtune of any conclusions it might have reached regarding the matter. We are cooperating fully with the SEC. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between May 1, 2003 and May 3, 2004, we issued 429,976 shares of our common stock to 134 employees (collectively, the “purchasers”) pursuant to our 2000 Employee Stock Purchase Plan in excess of the amount originally registered with the SEC on Form S-8 filed October 10, 2000 (Registration No. 333-47646). The purchase price of the shares ranged from $1.496 to $1.87 per share of common stock and the aggregate purchase price of the shares was $644,395.60. We believe the sale of the shares to the purchasers was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers had access to sufficient information regarding Microtune, Inc. required to make an informed investment decision and, in our belief, had the requisite sophistication necessary to make an investment in Microtune, Inc.’s securities.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2004

/s/ ROB-ROY J. GRAHAM
Rob-Roy J. Graham Chief Financial Officer