Form 10-K
period 2004-12-31
MICROTUNE INC
filed 2005-03-11
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

As of February 25, 2005, there were 51,989,757 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $4.95 per share of Registrant’s common stock as quoted by the NASDAQ National Market on that date) was approximately $192,894,709. For the purpose of this disclosure, shares of the Registrant’s common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares by officers and directors of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held May 25, 2005 are incorporated by reference into Part III.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

(1) Proxy statement for the 2005 annual general meeting of stockholders—Part III

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this annual report on Form 10-K, we make forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, the trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Factors Affecting Future Operating Results and Stock Price” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

ITEM 1.	BUSINESS

Website Access to Reports and Other Information

We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge upon request by phone (telephone number: (972) 673-1850), by email to investor@microtune.com, in writing to our Investor Relations department at 2201 10th Street, Plano, Texas 75074 or through our internet web site, www.microtune.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC).

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (IC) and subsystem module solutions for the worldwide consumer electronics/broadband communications and transportation electronics markets. Our products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products, which include tuners, amplifiers and upconverters, are targeted for a range of applications, including handheld televisions; PC/TV multimedia products; cable TV set-top boxes, high-speed cable internet modems; analog, digital and high-definition televisions; in-car audio and video systems; and modems enabling cable-based digital phone services.

The consumer electronics/broadband communications market is intensely competitive and the market historically has seen rapid changes in demand. We may not be able to fully capitalize on increasing demand as we do not own production facilities and must compete for production capacity. We could be impacted more negatively than some of our competitors during times of decreasing demand because we may not be the primary supplier to some of our customers. This market is also characterized as having short product life cycles, due to rapid technological changes, resulting in rapidly decreasing average selling prices, making yield improvements and decreasing production costs for maturing products critical. The volatility of the consumer electronics/broadband communications market makes it difficult for us to discuss business trends or to predict future results.

Today, our products are marketed principally to original equipment manufacturers (OEMs) in the following markets:

•	Consumer Electronics/Broadband Communications

This market includes products that send and/or receive cable and terrestrial broadband signals. These products are designed for use in RF electronics from upconverters in the cable head-end to those in consumer devices, including mobile handheld televisions; cable modems; cable telephony modems: analog, digital and high-definition televisions (including projection, Digital Light Processor (DLP), plasma and liquid crystal display (LCD) systems); VCRs; portable DVD players; digital and analog set-top boxes; digital personal video recorders; and PC/TV multimedia products.

•	Transportation Electronics

This market includes products targeted for mobile environments such as automobile and airline in-flight entertainment systems. Our transportation electronics products range from components for traditional AM/FM radios to components for emerging entertainment applications including in-car and in-flight video, satellite radio and HD radio™ (digital radio).

We discontinued development of our wireless products in December 2003, allowing us to focus our development efforts on products addressing the consumer electronics/broadband communications and transportation electronics markets.

Business Strategy

Our mission is to develop technology and sell ICs and subsystem module solutions that are used in the delivery of broadband video, audio and data to consumers and businesses. Key elements of our strategy to accomplish our mission include:

•	Focusing on RF analog technology products where our experience, expertise and patent portfolio provide strategic and competitive advantages.

•	Leveraging our cable set-top box, cable modem, and cable telephony modem market positions and our core technologies to provide silicon solutions for emerging handheld television, digital television and PC/TV multimedia markets.

•	Combining our RF integrated circuit (IC) and systems expertise and established products to expand our presence in transportation electronics.

Organization

To implement our strategy effectively, our design and applications engineering teams are organized into two specialties: consumer electronics/broadband communications and transportation electronics. Our sales, finance, information technology, legal, operations and human resources teams are centralized to achieve operational efficiencies.

During 2002 and 2003, we reduced operational costs and structural expenses with the goals of reducing our losses and achieving profitability. We closed or sold certain design facilities, closed selected sales offices, eliminated development activity on certain products with limited near-term revenue potential, sub-contracted the manufacturing of our subsystem module products and shutdown our manufacturing operations for such products, and implemented staff reductions.

Markets

During the last 10 years, the worldwide reliance on the internet, the transition to digital technologies; the rise of broadband, mobile and wireless communications; and the growing interrelation of TVs, PCs, cable communications and the internet, coupled with an end-user desire for mobility, have fostered dramatic changes in business and consumer electronics. These drivers have propelled the development of new classes of products and new forms of entertainment and information, based on innovative technologies that deliver better, faster, and mobile communications.

•	Consumer Electronics/Broadband Communications

Cable Broadband

According to a recent In-stat/MDR study, total worldwide cable subscribers are projected to reach 400 million by 2008. During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of digital voice, data and video services. In-Stat/MDR predicts that nearly 100 million households will be subscribing to digital video service by 2008.

In order to support these new services, cable operators have been investing in new technology and infrastructure. The National Cable & Telecommunications Association estimates that from 1996 to year-end 2004 U.S. cable operators alone have invested $94 billion to upgrade their networks to deliver consumers more channels, digital and HDTV programming, high-speed data communications, home networking, and two-way interactive services, including digital telecommunications and on-demand services.

As a part of the upgrade, cable operators continue to deploy new classes of digital consumer equipment that allow users to access a range of enhanced services such as:

•	Cable modems, as stand-alone devices, or as integrated into set-top boxes, which enable high-speed internet service via two-way cable.

•	Digital interactive set-top boxes, which serve as the home access point for a number of services, including high-definition (HD) channels and new applications such as personal video recording (PVRs) and on-demand services. In some deployments, the digital interactive set-top box is evolving into a ‘home gateway’, a multifunctional box designed to serve as the distribution ‘hub’ for home networked video, voice and data services.

•	Cable telephony units, which enable digital telephone service to residential and business customers.

The cable industry’s adoption of industry standards, including the CableLabs® standards for DOCSIS® (cable modems) and its support for complementary standards, such as OpenCable™ (digital set-top boxes), PacketCable™ (cable telephony) and CableHome™ (home networking), has served as an additional catalyst to fuel the deployment of enhanced broadband services. The standards are designed to ensure interoperability between different manufacturers’ customer premise equipment and cable infrastructure (head-end) equipment products. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can operate efficiently and harmoniously in cable environments.

We provide tuners and amplifiers for cable modems, set-top boxes and cable telephony systems, which support the two-way transmission of data to and from the consumer and the cable operator’s headend. Multiple tuners are increasingly implemented in cable set-top boxes to support simultaneous viewing-and-watching personal video recording, on-demand services, and internet access. In the headend itself, we also provide IC and subsystem module upconverter solutions for the power-, cost- and space-efficient RF delivery of on-demand services.

Terrestrial Broadband

As terrestrial digital video transmission has begun in more countries, the number of markets for digital TV (DTV) sets and related peripheral products has grown. The definition of terrestrial ‘digital TV’ is determined by standards adopted by various countries: the Advanced Television Systems Committee (ATSC) standard is deployed primarily in North America and the Digital Video Broadcast -Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world.

As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail than existing TV, or multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and audio to internet data, can be broadcast using digital transmission. Consumers require new kinds of products to receive these digital services, and manufacturers continue to try different combinations and options to see what consumers will buy. These new DTV products include high definition TVs; widescreen, LCD and plasma displays; digital set-top boxes that decode the digital signal for display on analog TV’s; digital personal video recorders; and other TV peripherals.

In the U.S., standards issues have impacted widespread DTV deployment, but in 2002, several actions by the Federal Communications Commission (FCC) and industry organizations were taken to foster the adoption of digital television technology. In August 2002, the FCC adopted a plan to require the installation of off-air DTV tuners in nearly all new digital television sets by 2007. As part of the FCC’s five-year plan, the requirement will start with larger, more expensive televisions and 100% of all digital sets 36 inches and above must comply with the ruling by July 1, 2005. In addition, since they increase the functionality of standalone TVs, all TV interface devices that include a tuner (VCRs, DVD players, etc.) must come equipped with DTV tuners by July 1, 2007.

Because different transmission formats are used for digital terrestrial broadcasting and digital cable systems in the U.S., digital televisions generally have not been able to directly receive and decode digital signals from cable operators. Last year, the FCC addressed this shortcoming by adopting rules that will allow televisions to receive digital cable signals without the need for an external set-top box. By creating standards for digital cable ready (DCR) TV sets, these so-called “plug-and-play” rules are expected to impact positively the deployment of DTV products in coming years.

Even though the U.S. standards have not been fully implemented, the consumers’ desire to combine big-screen televisions with high definition video and full surround sound audio systems has been a key factor in driving sales of DTV products. The Consumer Electronics Association (CEA) published initial year-end figures that factory-to-dealer sales of digital television products in 2004 totaled about 7.3 million units, up 78% from 2003 and 192% from 2002. This exceeded the CEA’s original estimate for 2004 of 5.8 million units. The CEA projects DTV unit sales of 20.2 million in 2005.

Digital Tech Consulting estimates that 5.5 million set-top boxes and integrated digital television sets supporting the DVB-T standard were shipped outside North America in 2004, dominated currently by the United Kingdom, Italy, and Germany. This number is projected to grow to nearly 19 million units annually by 2009 as additional countries adopt the DVB-T standard and as DVB-T tuners become a standard feature of digital televisions and recording devices.

The convergence of consumer applications on mobile wireless products has demonstrated that consumers want the ability to access entertainment while ‘on the go’. This is the premise behind the emergence of a new class of handheld, battery-powered devices, including mobile phones, that can deliver TV-like services. Handheld TV broadcast, which reflects the next stage in the worldwide rollout of digital TV, is expected to offer new consumer services utilizing portions of existing technical/network infrastructures.

During the last year, the technical, commercial and regulatory issues for the delivery of mobile TV broadcasts have been addressed. New standards such as Digital Video Broadcast – Handheld (DVB-H) and Integrated Services Digital Broadcast – Terrestrial One-Segment (ISDB-T one-segment) have been specified and approved by standards bodies to support the mobile broadcast digital television model. Since mobile devices have unique requirements in terms of power-consumption, screen size and mobility, new technologies, including DVB-H compliant tuners and demodulators, are or will be developed to enable these services. In addition, DVB-H trials in Europe and the U.S. have verified system feasibility. More importantly, during the last year, the concept of handheld TV has been embraced by major cell phone manufacturers, many of which are expected to announce handheld TV products during the next twelve months.

According to various estimates, worldwide cellular handset shipments exceeded 150 million per quarter in 2004. IMS Research estimates that there will be almost 60 million users of digital television over cellular services by 2008. If TV receives become as pervasive in next generation cell phones as advanced features such as cameras and web browsers are today, it is possible that the worldwide market for TV-enabled cell phones could pass the 500 million mark within 3-5 years.

Multimedia PC Entertainment

The advent of digital broadcast television is expected to be an important factor in the market for a new class of PC/TV products, the multimedia PC. These personal entertainment PCs converge personal computing with high-grade audio-visual capabilities, combining the functionality of a PC, TV, CD player and DVD recorder in a versatile platform. PC/TV tuners are emerging as essential components in these computers, including portable and desktop models. By 2008, Instat/MDR expects worldwide annual shipments of entertainment PCs to exceed 20 million units.

We provide tuners and amplifiers used for the RF tuning and reception of signals for multimedia PC products.

•	Transportation Electronics

Technology convergence and integration is beginning to impact the automotive and airline industries. In the automotive market, for example, low-cost communications, the internet and computing technologies are combining with traditional in-vehicle display and audio systems to create new applications and potential new markets for in-vehicle entertainment. Driven by consumer demand, new applications are rapidly evolving beyond the conventional car audio system to include digital sound systems; satellite radio and digital radios; and a suite of applications that allow passengers to watch TV and video and play interactive games. These newer applications are expected to gain growing consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology.

Currently, the majority of our products sold into the automotive market are utilized in car TV and AM/FM radios. However, major car manufacturers around the world are already beginning to deploy multimedia entertainment systems, the demand for which is still in an early stage of development. Demand is expected to grow rapidly as automakers begin offering a range of systems in more vehicles, moving from luxury cars into mid-priced models. IMS Research forecasts that the worldwide market for in-car audio, infotainment and driver information systems will grow from an estimated 93.4 million units in 2001 to 152.4 million units in 2008, with cumulative unit shipments totaling 980.9 million.

Data delivered via RF communications is integral to these emerging automotive applications, and we provide enabling technology, including AM/FM tuners, digital radio front-ends, antenna amplifiers, and in-car TV tuners which are incorporated into automotive electronics subsystems to support these applications.

Products

The applications associated with the consumer and transportation electronics markets require high levels of RF performance, power efficiency, functionality and integration. Our products are engineered to address the complex, high-performance RF requirements of broadband transmission and reception.

We classify our products into two groups: ICs and production-ready, subsystem-level solutions (called Modules or MicroModules).

Integrated Circuit Products

We offer a product portfolio that includes:

MicroTuner Single-Chip Broadband Tuners

Our premier products are our single-chip MicroTuner integrated circuit tuners. In 1999, we introduced the world’s first broadband television tuners with all active components implemented in a single microcircuit. We believe our MicroTuner chips are one of the few single chip integrated circuit TV tuners in high volume production today that incorporate all of the active elements of a RF broadband tuner, including low-noise and intermediate frequency amplifiers and varactors. Our MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations.

Silicon Amplifiers

We offer a family of amplifiers, including upstream amplifiers, Intermediate Frequency (IF) amplifiers and broadband antenna amplifiers, which can be used as companion products to our single-chip tuners, or used separately. These products enable or support a variety of specialized functions, including high-speed upstream cable communications and the distribution of a broadband signal across multiple tuners. Our silicon amplifiers support these functions by conditioning signals within the RF front end and boosting them for distribution through a system. The amplifiers also enable two-way communications capability in cable access applications and provide downstream amplification in automotive radio and in-car TV applications.

VideoCaster Chipset

We introduced our first upconverter solutions, the VideoCaster chip set and MicroModule, for cable video-on-demand (VOD) applications in December 2001. With this product family, we believe we have achieved a technological and size breakthrough in upconverters by developing three silicon chips to replace many of the discrete parts contained in other upconverters. In doing so, we significantly reduced the size and power consumption of the RF electronics, when compared with the smallest known upconverter.

Subsystem-Level RF Solutions: Modules and MicroModules

Our subsystem-level products, called Modules or MicroModules, are RF solutions, consisting of tuner and/or transmit/receive functions that are pre-assembled into tested, production-ready RF front-ends. Our subsystem solutions are available for multiple applications, including cable telephony, PC/TV multimedia, automotive AM-FM radio, car TV, digital TV, antenna amplifiers and cable headend upconverters.

Some of our subsystem-level products contain our own IC components, such as in the VideoCaster MicroModule, which provide a competitive advantage through high levels of functional integration. Our Modules and MicroModules are pre-configured and pre-tested for ready placement on motherboards, printed circuit boards or chassis.

Technology, Intellectual Property, Research and Development

We were founded in 1996 on a commitment to RF IC innovation. We have an established track record of introducing advanced products, based on our pioneering RF IC technology, that address emerging markets and serve customers in existing markets.

As of December 31, 2004, we had more than 80 RF and communications systems technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team, comprised of RF and analog IC design experts, systems engineers and application engineers, enables us to produce differentiated RF IC and subsystem module solutions for applications in our targeted markets. Team members are located in our design centers in Plano, TX and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio. We have and will vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold 42 issued U.S. patents and have more than 46 additional U.S. patent applications pending. Our issued U.S. patents begin to expire in 2015. Our patents protect various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

Our research and development expenses, including stock compensation, were $15.3 million, $24.1 million and $47.4 million for 2004, 2003, and 2002, respectively. We sponsor the majority of our research and development activities. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussions of research and development expenses.

Sales and Marketing

As of December 31, 2004, our worldwide sales organization consisted of over 30 employees with offices located throughout the U.S.: Plano, TX; Huntsville, AL; Atlanta, GA; Chicago, IL; Campbell, CA; San Diego, CA; and Raleigh, NC, and in regional centers around the world: Ingolstadt, Germany; Taipei, Taiwan; Tokyo, Japan and Seoul, South Korea. Our sales organization consists of technical sales, service and customer support professionals and includes a field application engineering staff that is involved with customers during various phases of design and production. The field applications engineering function, located throughout our worldwide sales offices, is a critical element in achieving customer design-wins. We also support customers with application engineering from our Plano and Ingolstadt technical personnel.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We sell our products directly to our customers and via a network of distributors and independent sales representatives located around the world.

See Note 13 to our Consolidated Financial Statements for a discussion of financial information by geographic area.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment, we do not believe that backlog is a reliable indicator of future revenue levels.

Customers

We market and sell our ICs and subsystem module solutions directly to OEMs and Original Design Manufacturers (ODMs) of cable, communications, consumer electronics, PC/multimedia and transportation electronics products; to third-party electronic manufacturing service providers; and to distributors. We engage with customers at multiple levels within their organization; provide design and systems services, provide applications engineering support; and align product roadmaps to meet their product requirements.

We supplied our IC and Module and MicroModule products to more than 80 customers worldwide during the year ended December 31, 2004, including the following:

Consumer Electronics/Broadband Communications: ARRIS, Askey, Asustek Computer, Cisco, Echostar, Hauppauge, Hitron, Motorola, Pace, Pinnacle, Samsung, Scientific-Atlanta, Tellabs and Terayon.

Transportation Electronics: Panasonic, Delphi/Fuba Automotive, Harman Becker Automotive, and Rockwell Collins.

Sales to Scientific-Atlanta and Asustek Computer for the benefit of ARRIS and Terayon accounted for approximately 16% and 10%, respectively, of consolidated net revenue for 2004.

Manufacturing

We use subcontractors for IC wafer production, die packaging and testing. This allows us to eliminate the high capital requirements of owning and operating semiconductor fabrication, packaging and test facilities. It also enables us to focus on the design of our IC products as well as providing engineering to support our customers, where we believe we have the best opportunity to create and maintain competitive advantage.

We have established relations with IC wafer foundries, IBM Microelectronics and X-FAB, to help ensure our future demands are in line with their manufacturing technology roadmaps and capacities. These foundries offer a mature BiCMOS production process. In addition, IBM offers advanced silicon germanium (SiGe) process technology. We are currently in-process of qualifying a second source for SiGe process technology.

We use Amkor in Korea and in the Philippines and ASE (Korea) for IC packaging and final test. We use BridgePoint Technical Manufacturing in Austin, TX for wafer probe and in Penrose, CO for tape and reel packaging. We also use ISE in Austin, TX for wafer probe. BridgePoint is currently in bankruptcy proceedings. See Item 7, “Factors Affecting Future Operating Results and Stock Price”. We also perform RF testing at our facility in Plano, TX.

We closed our manufacturing facility in the Philippines during 2003, where we built almost all our RF Module and MicroModule subsystem solutions, and sold most of the facility’s manufacturing equipment and raw material inventories to Three-Five Systems, Inc (TFS). Simultaneously, we agreed to subcontract the majority our RF Module and MicroModule subsystem manufacturing to TFS. In January 2005, TFS informed us that it wishes to sell its Philippines facility in which our products are manufactured. If TFS is unable to sell the facility, we may experience a disruption in our supply of product. See Item 7, “Factors Affecting Future Operating Results and Stock Price”. We use Katek in Germany to build a small portion of our RF Module and MicroModule products.

Competition

The semiconductor industry, in general, and the markets in which we compete, in particular, are intensely competitive and are characterized by rapid technological change, evolving industry standards and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of our competitors are also customers who have internal IC and RF subsystems design and manufacturing capability. We also compete with smaller, emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products or product capabilities that we offer. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets.

Although the specific basis on which we compete varies by market, we believe that the principal factors common to all our markets are:

•	Conformity to industry standards;

•	Performance improvements;

•	Price reductions;

•	Differentiating product features;

•	Time-to-market for new products;

•	Quality and reliability;

•	Application engineering support; and

•	Adaptability and flexibility to meet customers’ and target markets’ requirements.

Consumer Electronics/Broadband Communications

Our major RF tuner competitors in the consumer electronics/broadband communications market include Alps, Anadigics, Analog Devices, Broadcom, Freescale, Maxim, Panasonic, Philips Electronics, RF Magic, Thomson, Xceive and, potentially, companies such as STMicroelectronics. Broadcom and Philips, in particular, are shipping a silicon tuner that competes with our tuner products in certain consumer electronic/broadband communication markets. Other companies have announced silicon tuners, but we believe their products are not yet in production or their production status is unknown to us, including Integrant, Sirenza, LSI Logic, SiGe Semiconductor, Sony and Zarlink.

Transportation Electronics

Tuner competitors in the transportation electronics market include Alps, Mitsumi, Panasonic, Philips, Sanshin, and Siemens VDO.

Environmental Matters

International, federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment may have an impact on our operations. We believe that we are in material compliance with applicable environmental laws and regulations. To date, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity or capital resources.

Employees

As of December 31, 2004, we had a total of 164 employees worldwide, including 85 in research and development, 31 in sales and marketing and 48 in operations, finance and administration. Of these employees, 96 were located in the United States.

ITEM 2.	PROPERTIES

Our principal offices and corporate headquarters are located in Plano, TX. Our Plano facilities consist of approximately 44,000 square feet. We are in the process of extending our lease, which currently expires during 2005. The design center for our transportation business is in Ingolstadt, Germany, where we lease approximately 35,000 square feet. The Ingolstadt lease will expire in 2021. We also have sales and technical support offices in Huntsville, AL; Campbell, CA; San Diego, CA; Atlanta, GA; Chicago, IL; Raleigh, NC ; Tokyo, Japan; Taipei, Taiwan and Seoul, South Korea. We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed. See Note 9 to our Consolidated Financial Statements for more information about our lease commitments.

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

On January 24, 2003, Broadcom filed a lawsuit alleging patent infringement in the United States District Court for the Northern District of California against Microtune. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents were also the subject of the April 4, 2003 action in the U.S. International Trade Commission described below. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed any of the listed patents. The case was stayed pending resolution of the April 4, 2003 action described below but was dismissed under the terms of the settlement described below.

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

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We responded to the examiner presenting our arguments that these rejected claims are patentable and should be confirmed. While we intend to vigorously defend the patentability of the ‘035 patent claims in this re-examination, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period.

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

On November 23, 2004, Microtune and the other defendants entered into a settlement agreement with the plaintiffs under which the defendants agreed to settle the consolidated lawsuit for $5,625,000, inclusive of attorneys’ fees and costs, in return for a full release of all claims and dismissal of the consolidated lawsuit. The district court has preliminarily approved the settlement and notice of the settlement has been sent to the Settlement Class, as defined in the settlement agreement. The settlement is subject to certain conditions, including final court approval, and the hearing on final approval is scheduled for March 14, 2005. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the settlement amount, subject to Microtune’s 15% co-pay obligation. If the settlement amount is approved substantially as requested, the settlement will not have a material impact on our business prospects, results of operations or financial condition. There is no guarantee that final court approval will be forthcoming or that the court will approve the settlement amount as requested. The settlement amount approved could be more than the amount currently estimated and accrued for in our financial statements at December 31, 2004. If we cannot consummate the settlement, Microtune intends to vigorously defend the consolidated lawsuit. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

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

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, Microtune will pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and will adopt changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. The district court has preliminarily approved the settlement and notice of the settlement has been sent to the Microtune Shareholders, as defined in the settlement agreement. The settlement is subject to certain conditions, including final court approval and the hearing on final approval is scheduled for March 31, 2005. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the majority of the plaintiffs’ attorneys’ fees and expenses, subject to the Company’s 15% co-pay obligation. If the settlement is approved substantially as requested, the settlement will not have a material impact on our business prospects, results of operations or financial condition. There is no guarantee that final court approval will be forthcoming or that the court will approve the settlement amount as requested. The settlement amount approved could be more than the amount currently estimated and accrued for in our financial statements at December 31, 2004. If we cannot consummate the settlement, Microtune intends to vigorously defend the derivative litigation. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the Securities and Exchange Commission (SEC). The SEC advised Microtune that the process under way is a fact-finding investigation. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003. We are cooperating fully with the SEC, and we have had discussions with the SEC regarding possible settlement of this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol “TUNE”. From the period July 7, 2003 through April 23, 2004, our common stock was quoted on the “pink sheets” under the symbol “TUNE.PK.” The following table shows the range of high and low sale prices reported on the pink sheets from July 7, 2003 through April 23, 2004 and the NASDAQ Stock Market from April 26, 2004 until December 31, 2004. On February 25, 2005, the closing price of our common stock was $4.95 as quoted on the NASDAQ National Market.

	Year Ended December 31,
	2004		2003
	High	Low	High	Low
First Quarter	$3.02	$2.14	$3.30	$1.19
Second Quarter	$4.76	$2.48	$3.70	$1.76
Third Quarter	$5.62	$3.45	$3.11	$2.14
Fourth Quarter	$6.77	$4.40	$2.95	$1.95

We were delisted from the NASDAQ National Market effective July 7, 2003 and were relisted for trading on the NASDAQ National Market effective April 26, 2004.

We believe factors such as quarterly fluctuations in results of operations; announcements by us, our competitors, or our customers; technological innovations; new product introductions; governmental regulations; litigation or changes in earnings estimates by analysts may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, the stock prices of many technology companies fluctuate widely for reasons that may be unrelated to their operating results. The broad market and industry fluctuations may also adversely affect the market price of our common stock.

Stockholders

As of February 25, 2005, there were 51,989,757 shares of our common stock outstanding held by 271 holders of record, and approximately 5,500 beneficial holders.

Dividends

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Net proceeds from our public offerings are being used to fund operations and capital expenditures and could potentially be used to fund acquisitions. The remaining proceeds of our public offerings have been invested in interest bearing, investment-grade securities for future use.

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

	Year Ended December 31,
	2004(1)	2003(2)	2002(3)	2001(4)	2000(4)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$56,162	$46,193	$65,806	$55,528	$70,829
Gross margin	24,580	9,590	7,918	14,981	24,460
Loss from operations	(19,768)	(54,881)	(183,725)	(67,457)	(30,759)
Net income (loss)	5,529	(50,340)	(182,862)	(67,219)	(31,794)
Basic income (loss) per common share (5)	$0.11	$(1.00)	$(3.50)	$(1.67)	$(1.57)
Diluted income (loss) per common share (5)	$0.10	$(1.00)	$(3.50)	$(1.67)	$(1.57)

	Year Ended December 31,
	2004(1)	2003(2)	2002(3)	2001(4)	2000(4)
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$34,515	$22,637	$61,278	$111,149	$23,650
Short-term investments	44,460	36,745	40,000	62,000	54,000
Working capital	83,334	59,647	97,639	173,486	90,901
Long-term investments	3,587	14,028	5,000	—	—
Total assets	104,755	100,659	157,096	332,353	153,031
Total stockholders’ equity	94,645	86,724	130,689	306,758	132,107

(1)	The consolidated results of operations data for 2004 reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation, a $2.5 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $2.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our backlog and estimated future sales, a $1.9 million benefit for the reimbursement of legal fees by insurance carriers, and a $0.7 million foreign currency gain. See Results of Operations for further discussion of these events.
(2)	The consolidated results of operations data for 2003 reflect a $2.7 million charge to cost of revenue for excess inventory related to the manufacturing agreement executed with Three-Five Systems, Inc., a $1.6 million gain on the sale of MHDC, a $1.4 million charge for our former Chairman and CEO’s severance agreement, the write-down of $4.2 million of wireless inventory, and $1.2 million of charges related to the shut down of our wireless business unit. See Financial Information for further discussion of these events.
(3)	The consolidated results of operations and balance sheet data for 2002 reflect the effects of a goodwill impairment charge of $50.7 million, a $46.9 million charge for impairment of intangible assets associated with our wireless business, a charge to cost of revenue of approximately $12.8 million representing our estimate of excess wireless inventories and non-cancelable purchase obligation for wireless inventories at December 31, 2002, and restructuring costs of $11.4 million. See Notes 1, 4, 6 and 12 to our Consolidated Financial Statements for additional information regarding these charges.
(4)	Our results of operations and financial position have been significantly impacted by our acquisition of Transilica Inc. in November 2001, and our acquisition of HMTF Acquisition (Bermuda) Ltd., f/k/a Temic Telefunken, in January 2000. See Note 2 to our Consolidated Financial Statements for additional information regarding these acquisitions.
(5)	See Note 1 to our Consolidated Financial Statements for a description of how the number of shares used to calculate net income (loss) per common share is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design and market radio frequency (RF) silicon and subsystem module solutions for the worldwide consumer electronics/broadband communications and transportation electronics markets. Within these markets, our products permit the delivery, reception, and exchange of broadband video, audio and data in terrestrial and cable communications systems. The consumer electronics/broadband communications market is intensely competitive and the market historically has seen rapid changes in demand. We may not be able to fully capitalize on increasing demand as we do not own production facilities and must compete for production capacity. We could be impacted more negatively than some of our competitors during times of decreasing demand because we may not be the primary supplier to some of our customers. This market is also characterized as having short product life cycles, due to rapid technological changes, resulting in rapidly decreasing average selling prices, making yield improvements and decreasing production costs for maturing products critical. The volatility of the consumer electronics/broadband communications market makes it difficult for us to discuss business trends or to predict future results.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $341.7 million as of December 31, 2004. Our operating history and our business risks, including those risks set forth under the caption “Factors Affecting Future Operating Results and Stock Price” in Item 7 and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A, make the prediction of future results of operations difficult. As a result, there can be no assurances that we will achieve or sustain revenue growth or profitability.

We have invested heavily in research and development of our RF integrated circuits and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog integrated circuit designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product lines. As a result, we may continue to incur substantial losses from operations for the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

The time lag between product availability and volume shipment can be significant due to the sales process for our products, including customer qualification of our products. This delay can be from six months to as long as four years, during which we continue to develop our technology.

We use IBM and X-FAB to manufacture our wafers, and Amkor and ASE to assemble our integrated circuits. We perform final testing and shipping of our integrated circuits at our facility in Plano, TX. We also perform final testing, packaging and shipping of our integrated circuits overseas at Amkor and ASE. We use BridgePoint Technical Manufacturing, which is in bankruptcy proceedings, in Austin, TX and Penrose, CO for wafer probe, tape and reel packaging and shipping for our integrated circuits. We also use ISE in Austin, TX for wafer probe. We use TFS and Katek for assembly and calibration functions for our subsystem module solutions. See Item 7, “Manufacturing Agreement with Three-Five Systems, Inc.” Testing of our automotive tuner modules is also performed at a facility in Huntsville, AL and at AMB Electric in Vohburg, Germany.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1 to our Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the Notes to our Consolidated Financial Statements that contain additional information regarding our accounting policies and other disclosures.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2004 and 2003, the sales value of products shipped for which revenue was deferred was approximately $0.1 million and $0.2 million, respectively. All of the sales value related to revenue deferred at December 31, 2003 was recognized during 2004.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In 2004 and 2003, we recognized 6% and 24% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we recognize revenue. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2004. As of December 31, 2003, we had deferred revenue as a result of customer prepayments of $0.1 million.

During 2004, we recognized approximately $0.8 million in royalty revenue related to third party purchases of a competitor’s product that was found to infringe one of our patents and sales by the competitor of their infringing product in accordance with the patent settlement agreement signed in June 2004.

We grant limited stock rotation rights for conforming product to certain distributors for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance of doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. If actual credit losses are significantly greater than the allowance we have established, our general and administrative expenses would increase and our reported net income would decrease. Conversely, if our actual credit losses are significantly less than our allowance, our general and administrative expenses would eventually decrease and our reported net income would eventually increase.

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

Deferred Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2004.

For U.S. federal income tax purposes, at December 31, 2004, we had net operating loss carryforwards of approximately $174.9 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $4.5 million which will begin to expire in 2011. Our deferred tax assets have been fully reserved due to the uncertainty of our ability to utilize them. If we generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

Commitments and Contingencies

We are subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 9 to our Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

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

As part of the agreement, we sold TFS most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million, net of a $0.3 million fee for managing our former facility. Proceeds consisted of $5.2 million in cash, and a note receivable of $2.7 million. The total sales price of the equipment sold was approximately $2.8 million which approximated its net book value. We initially sold inventory to TFS at its carrying value of $5.4 million However, under the terms of the agreement, TFS could require us, 180 days after execution of the agreement, to repurchase the raw materials inventory, if excess quantities existed because TFS was unable to utilize the materials in fulfilling our existing or forecasted orders. Additionally, 360 days from the execution of the agreement, TFS, at its sole discretion, could require us to repurchase any raw materials that had not been consumed in fulfilling our orders. Our maximum obligation to repurchase raw materials inventory under this agreement was approximately $5.4 million. During the third quarter of 2003, we agreed to repurchase a portion of the $5.4 million of raw material inventories from TFS valued at $2.4 million. The $2.4 million inventory repurchase was charged to cost of revenue as excess inventory. The raw material repurchase was offset against the $2.7 million note receivable and we collected $0.3 million in cash for the remaining balance of the note receivable in the fourth quarter of 2003. During the fourth quarter of 2003, we made an additional provision of $0.3 million for inventory repurchases from TFS which was also charged to cost of revenue. During 2004, we purchased $1.3 million of inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS.

As a result of the sale of assets to TFS in 2003, we reduced our payroll by approximately 1,000 employees and recorded restructuring costs totaling $1.4 million in the first quarter of 2003 including $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for restructuring charges and $0.1 million for the loss on the disposal of the assets.

In January 2005, TFS informed us that it wishes to sell its Philippines facility in which our products are manufactured. If TFS is unable to sell the facility, we may experience a disruption in our supply of product as manufacturing in transitioned to a new facility or subcontractor. See Item 7, “Factors Affecting Future Operating Results and Stock Price”.

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

Of the $146.1 million acquisition cost, $32.4 million was charged to expense as in-process research and development, $28.5 million was attributed to goodwill and $60.5 million was attributed to intangible assets. During the fourth quarter of 2002, the $28.5 million of goodwill was written off as part of our $50.7 million goodwill impairment charge discussed below. Also during the fourth quarter of 2002, the remaining balance of the $46.9 million of intangible assets was deemed to be fully impaired and was written off. We also evaluated the carrying value of our wireless inventories during the fourth quarter of 2002 and recorded a $12.8 million write-down, including $1.7 million of non-cancelable purchase obligations. Continuing evaluation of our wireless inventories resulted in $4.2 million of write-downs during 2003. At December 31, 2004 and 2003, our wireless inventories are reported at zero value. See Notes 1 and 4 to our Consolidated Financial Statements.

We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million.

Impairment of Goodwill

During the third quarter of 2002, our market capitalization declined to a level that was below our net book value. We believed this was partially due to our normal seasonal revenue trends for sales to our automobile manufactures and their suppliers and to a negative impact to sales by a competitor whose products were subsequently found to willfully infringe on one of our patents. At the end of the third quarter of 2002, we did not believe that either of these trends was indicative of an impairment of our goodwill. During the fourth quarter of 2002, our market capitalization continued at a level significantly less than our net book value and we concluded that it was more likely than not that the fair value of our net assets, including goodwill, was less than their carrying values. We performed an impairment analysis and concluded that our goodwill was fully impaired. Accordingly, we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2004 and 2003, we have no recorded amounts of goodwill.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue for the past three years:

	Year Ended December 31,
	2004	2003	2002
Net revenue	100%	100%	100%
Cost of revenue	56	79	88

Gross margin	44	21	12
Operating expenses:
Research and development:
Stock option compensation	1	5	16
Other	26	47	56

	27	52	72
Selling, general and administrative:
Stock option compensation	—	4	5
Other	44	73	32

	44	77	37
Restructuring costs	—	1	17
Amortization of intangible assets and goodwill	8	9	17
Impairments of intangible assets and goodwill	—	1	148

Total operating expenses	79	140	291

Loss from operations	(35)	(119)	(279)
Other income (expense)	44	10	2

Income (loss) before income taxes	9	(109)	(277)
Income tax expense (benefit)	(1)	—	1

Net income (loss)	10%	(109)%	(278)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Net Revenue

2004 Compared to 2003

Total net revenue for 2004 was $56.2 million, compared to $46.2 million in 2003, representing an increase of 22%. The increase in net revenue is the result of increased sales of approximately $15.4 million in the consumer electronics/broadband communications market relating primarily to silicon tuner shipments into cable set-top box and cable modem applications partially offset by an approximate $4.5 million decrease in sales to the transportation electronics market. During 2004, we recognized approximately $0.8 million in royalties paid by third parties purchasing a competitor’s product that infringed one of our patents and royalties paid by the competitor under a patent litigation settlement agreement signed in June 2004. See Item 3 “Legal Proceedings”. Sales to Scientific-Atlanta and Asustek Computer for the benefit of ARRIS and Terayon accounted for approximately 16% and 10% of our revenue in 2004 and 3% and 0.5% of our revenue in 2003, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors accounted for approximately 63% and 60% of our total revenue for fiscal 2004 and 2003, respectively.

2003 Compared to 2002

Total net revenue for 2003 was $46.2 million, compared to $65.8 million in 2002, representing a decrease of 30%. The decrease in net revenue reflected our customers concerns about our legal and operational challenges, a reduction in sales to one of our significant automotive customers and a reduction in the average sales price per unit as some of our customers transitioned from module products to silicon products. During 2003, we recognized approximately $1.3 million in royalty revenue related to third party purchases of a competitor’s product that was found to infringe one of our patents. Sales to DaimlerChrysler and WPI accounted for approximately 15% and 13% of our revenue in 2003 and 18% and 8% of our revenue in 2002, respectively. Sales to our ten largest customers and to their respective manufacturing subcontractors accounted for approximately 60% and 76% of our total revenue for fiscal 2003 and 2002, respectively.

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

2004 Compared to 2003

Cost of revenue as a percentage of net revenue decreased to 56% in 2004 from 79% in 2003. Our 2004 cost of revenue did not include approximately $2.5 million of costs relating to the sale of inventory which had previously been written-off as excess. Cost of revenue during 2004 included charges of approximately $2.4 million to recognize liabilities for subcontractor inventories which were excess to our backlog and estimated future sales. Our 2003 cost of revenue included inventory write-downs of $8.3 million, which are detailed below. The decrease in 2004 cost of revenue when compared to 2003 is primarily the result of increased silicon tuner sales, which have a lower cost of revenue than the mix of products sold in 2003; sales of previously written-off inventories in 2004; and fewer inventory write-downs in 2004 as compared to 2003.

2003 Compared to 2002

Cost of revenue as a percentage of net revenue decreased to 79% in 2003 from 88% in 2002. Our 2003 cost of revenue included inventory write-downs of $8.3 million including $2.7 million of inventory repurchased from TFS, $4.2 million of wireless inventory and a $1.1 million write-down for the acceleration of depreciation for excess equipment resulting from the sale of our manufacturing facilities in the Philippines. Our 2002 cost of revenue included a $12.8 million write-down of our wireless inventories at December 31, 2002, including $1.7 million non-cancelable wireless inventory purchases at December 31, 2002. We also recognized a $1.2 million write-down related to raw material inventories that were identified as excess in connection with the sale of certain assets related to our Manila operations during the fourth quarter of 2002.

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

2004 Compared to 2003

Research and development expenses during 2004, including stock compensation, were 27% of net revenue, compared to 52% of net revenue in 2003. This decrease is primarily the result of the closure of our wireless design center in December 2003. Stock option compensation related to research and development was $0.7 million and $2.4 million in 2004 and 2003, respectively.

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

2004 Compared to 2003

Selling, general and administrative expenses during 2004, including stock compensation, were 44% of net revenue, compared to 77% of net revenue in 2003. The decrease is primarily due to an approximate $6.5 million decrease in legal expenses in 2004 as compared to 2003 due to the settlement of our intellectual property litigation in June 2004, decreased activity in our ongoing SEC investigation, decreased activity in our shareholder and derivative lawsuits, and a $1.9 million reimbursement of legal expenses from our insurance carriers offset by a $0.9 million increase in our directors and officers liability insurance. The directors and officers insurance is expected to decrease significantly in 2005 as a result of negotiating a reduced annual premium effective September 2004. Stock option compensation related to selling, general and administrative was $0.2 million and $1.7 million in 2004 and 2003, respectively.

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

Amortization of Intangible Assets and Goodwill

Amortization of intangible assets during 2004 was $4.2 million compared to $4.2 million in 2003. Amortization of intangible assets and goodwill during 2002 was $11.2 million. Amortization of intangible assets in 2004 resulted principally from our acquired patents and customer base and will be nearly fully amortized by the fourth quarter of 2005. Effective January 1, 2002, acquired goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Application of the non-amortization provisions of SFAS No. 142 decreased amortization of intangible assets and goodwill by $4.3 million during 2002. The increase in amortization expense in 2002 resulted from amortization of the intangible assets we acquired in our combination with Microtune (San Diego) in November of 2001. See Notes 1, 2 and 6 to our Consolidated Financial Statements.

Restructuring

In 2002, we initiated a restructuring of our operations. Our measures, including reducing our workforce, consolidating our facilities and changing the strategic focus of a number of our sites, were largely intended to strengthen our ability to focus on core strategic competencies and reduce our worldwide operating costs. See Note 12 to our Consolidated Financial Statements.

Restructuring costs for 2004 were $0.1 million relating primarily to the closure of our San Diego wireless design center during the fourth quarter of 2003. Restructuring costs were $0.6 million in 2003 and $11.4 million in 2002. The restructuring costs in 2003 included $1.4 million related to the sale of our Philippines manufacturing assets to TFS (Note 2) and closure of our Philippines manufacturing facility during the first quarter of 2003. The restructuring costs of 2003 also included $0.6 million related to reducing payroll by 36 employees, principally at our wireless design center in San Diego, CA in the second quarter of 2003 and $0.9 million related to the closure of our San Diego design center in the fourth quarter of 2003. These costs were partially offset by a benefit of $1.6 million from the sale of our Netherlands subsidiary in the second quarter of 2003.

Impairment of Intangible Assets and Goodwill

During the third quarter of 2002, our market capitalization declined to a level that was below our net book value. We believed this was partially due to our normal seasonal revenue trends for sales to our automobile manufactures and their suppliers and to a negative impact to sales by a competitor whose products were subsequently found to willfully infringe on one of our patents. At the end of the third quarter of 2002, we did not believe that either of these trends was indicative of an impairment of our goodwill. During the fourth quarter of 2002 as our market capitalization continued at a level significantly less than our net book value and we concluded that it was more likely than not that the fair value of our net assets, including goodwill, was less than their carrying values. We performed an impairment valuation and concluded that our goodwill was fully impaired. Accordingly, we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2002 we have no recorded amounts of goodwill. See Note 1 to our Consolidated Financial Statements.

One of our wireless customers returned $2.8 million of product that was shipped during the fourth quarter of 2002 during the first quarter of 2003. Additionally, we were informed by two potential wireless customers of their plans to cancel orders. In reviewing these events, we learned that our wireless technology had been surpassed by our competitors and, as a result, we believed we had significant impairment indicators as of

December 31, 2002 for the intangible assets acquired from Transilica. As a result, we performed an analysis of the future cash flows expected from our existing and in-process wireless technologies as of December 31, 2002. Our evaluation indicated that these intangible assets had negative present value and, as a result, we deemed them to be fully impaired as of December 31, 2002. Accordingly, we recorded a $46.9 million impairment charge in the fourth quarter of 2002.

Other Income and Expense

Other income and expense consists primarily of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for 2004 was $1.3 million compared to $1.3 million in 2003 and $2.8 million in 2002. The decreases in 2004 and 2003 when compared to 2002 reflect the decreases in cash available for investment and a decline in interest rates.

Our functional currency is the U.S. Dollar. The impact from the re-measurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were $0.7 million, $2.9 million and $(1.4) million in 2004, 2003 and 2002, respectively. The 2004 and 2003 gain is primarily a result of exchange rate fluctuations between the dollar and the Euro.

Our other income for 2004 includes a one-time payment of $22.5 million receiving during the second quarter of 2004 from a competitor to settle all outstanding patent and anti-trust litigation.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Due to the uncertainty of our ability to realize our deferred tax assets, they have been fully reserved.

For U.S. federal income tax purposes, at December 31, 2004, we had net operating loss carryforwards of approximately $174.9 million and an unused research and development credit carryforward of approximately $4.5 million. These carryforwards begin to expire in 2011.

Our provision (benefit) for income taxes for 2004, 2003 and 2002 consists of foreign income taxes and U.S. state taxes. Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

Liquidity and Capital Resources

As of December 31, 2004, we had a net working capital of $83.3 million, including $34.5 million of cash and cash equivalents. We also had an additional $44.5 million and $3.6 million of short-term and long-term investments, respectively. The short-term and long-term investments provided higher yields than were available with cash deposits and cash equivalent investments. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. We generally consider investments with maturities greater than three months but less than twelve months to be short term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other securities issued by U.S. government and state agencies, including auction-rate securities, are comprised of high-quality securities in accordance with our investment policy. The carrying value of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At December 31, 2004, our investments had unrealized losses of approximately $0.1 million and were in a continuous loss position for less than one year. We currently have no long-term debt. See Note 1 to our Consolidated Financial Statements.

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

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation or stockholder derivative litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation or stockholder derivative litigation filed against us in the future.

Cash Flows

2004 Compared to 2003

Operating activities provided $7.0 million in cash during 2004 compared to using $38.2 million in 2003. The increase in cash provided in operating activities in 2004 as compared to 2003 resulted primarily due to the settlement payment of $22.5 million mentioned above partially offset by continued cash operating losses. Cash operating losses decreased in 2004 as compared to 2003 due to increased revenues, reduced cost of revenues, and reduced operating expenses as described above. Our accounts receivable days sales outstanding (DSO) were 37 for the year ended December 31, 2004 compared to 33 for the year ended December 31, 2003.

Investing activities provided $2.3 million in cash during 2004 compared to using $4.9 million in 2003. Our primary source of cash from investing activities in 2004 was the sale and maturation of securities. Our primary use of cash for investing activities in 2003 was the purchase of securities to achieve a more favorable interest rate.

Financing activities provided $1.9 million in cash during 2004 compared to $1.5 million in 2003. Our primary source of cash for financing activities in 2004 and 2003 was the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 10 to our Consolidated Financial Statements.

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

We used $4.9 million in cash for investing activities during 2003 compared to providing $2.5 million in 2002. Our primary use of cash for investing activities was the purchase of securities to achieve a more favorable interest rate. Our primary source of cash for investing activities in 2002 was the sales of securities.

Financing activities provided $1.5 million in cash for our financing activities during 2003 compared to using $6.4 million in 2002. Our primary sources of cash for our financing activities was from the issuance of common stock through the exercise of employee stock options and shares purchased under our employee stock purchase program. Our primary use of cash during 2002 was $7.7 million for the repurchase of our common stock through our stock repurchase program, partially offset by proceeds of $1.8 million we received from the issuance of our common stock through the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 10 to our Consolidated Financial Statements.

Future Operating Commitments

Lease Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and foreign locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and short-term investments to fund such activities in the future.

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$1,020
2006	554
2007	513
2008	507
2009	506
Thereafter	5,888

$8,988

Purchase Commitments

As of February 25, 2005, we had approximately $12.4 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business and include a multi-year licensing agreement for engineering design software totaling $1.8 million entered into on December 31, 2004. The software was not received until early 2005. Payment for the license fees was made in the first quarter of 2005.

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of others intellectual property. As of December 31, 2004, we are unaware of any such claims by any of our customers.

See Note 9 to our Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Currently, our expenses significantly exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents and investments will provide adequate liquidity to fund our operations and meet our other cash requirements for at least the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigations, we may be required to pay the costs of indemnifying and defending certain of our directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. We may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. There can be no assurance that we will be able to raise additional funds if needed.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 1 and 10 to our Consolidated Financial Statements for further information.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods it will use. We expect that the adoption of SFAS 123R on July 1, 2005, will have a material impact on future operating results. See Note 10 for further information on our stock-based compensation plans.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On November 15, 2004, the FASB issued proposed FASB staff position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-b”). FAS 109-b would allow companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Whether we will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. At December 31, 2004, we were not able to reasonably estimate the income tax effects of repatriating foreign earnings.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

Our success depends on the growth of the consumer electronics/broadband communications market generally and the RF product market specifically.

We derive a substantial portion of our revenue from sales of RF products into markets related to consumer electronics/broadband communications applications. These markets are characterized by:

•	intense competition;

•	rapid technological change; and

•	short product life cycles, especially in the PC and consumer electronics markets.

Although the consumer electronics/broadband communications market has grown in the past, it may not grow in the future or a significant market slowdown may occur. Further, the market segments we serve, in particular the cable set-top box, cable modem, cable telephony, digital TV, PC-TV, and handheld TV markets may not grow at a rate sufficient for us to achieve profitability. Because of the intense competition in the consumer electronics/broadband communications market, the unproven technology of many products addressing the market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the overall RF product market. In addition, the consumer electronics/broadband communications market is transitioning from analog to digital, as well as expanding to new services, such as interactive television; handheld television and on-demand services. The future growth of the RF product market is partially dependent upon the market acceptance of products and technologies addressing the consumer electronics/broadband communications market, and there is no assurance that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

We face intense competition in the consumer electronics/broadband communications and RF tuner markets, which could reduce our market share in existing markets and affect our ability to enter new markets.

The markets we compete in are intensely competitive. This competition has resulted and may continue to result in declining average selling prices for our RF products. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, handheld TV, digital TV and transportation markets. We compete primarily with tuner module manufacturers such as Alps, Philips Electronics, Samsung, and Thomson, with semiconductor companies such as Anadigics, Analog Devices, Broadcom, Freescale, LSI Logic, Maxim, Philips Semiconductors, RFMagic, ST Microelectronics, Texas Instruments, Xceive and Zarlink and potentially with new start-up companies. Broadcom, in particular, is shipping a silicon tuner chipset that competes with our tuner products in the broadband cable markets. Several of our competitors have broader product and service offerings and could bundle their competitive tuner products with their other products and services.

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

Industry participants may consolidate, impacting our ability to compete in our markets.

Consolidation by industry participants, including, in some cases, acquisitions of some of our customers, suppliers or partners by our competitors, or acquisitions of our competitors by our customers, suppliers or partners, could create entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. Some of our suppliers or partners offer or may offer products that compete with our RF products. Depending on the participants, industry consolidation could significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets, thereby harming our results of operations.

If we do not anticipate and adapt to evolving industry standards in the RF tuner and consumer electronics/broadband communications markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

Products for consumer electronics/broadband communications applications often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with the evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which may harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Further, if new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the consumer electronics/broadband communications market and, in particular, in the RF market, or to develop and introduce new products successfully into these markets, could result in diminished revenue and, consequently, harm our business. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

Other solutions for the consumer electronics/broadband communications market compete with some of our solutions. If these technologies prove to be more reliable, faster, less expensive or more popular, the demand for our RF products and our revenue may decrease.

Some of our target market segments, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line (DSL) technology. Many of these technologies may compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster, less expensive, reach more customers or have other advantages over RF broadband technology, the demand for our RF products and, as a result, our revenue may decrease.

Our research and development efforts are critical to our business and may not be successful. Our future operating results may be negatively affected as a result.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets, including handheld TV, our ability to introduce these products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their new products. The development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Under some circumstances, we have failed. For example, our Bluetooth products never gained wide market acceptance.

We have had significant changes in our executive management and reduced the scope and costs of our worldwide operations. Because of our reduced scope of operations and management discontinuity, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial resources than we have, and some of whom may have substantially greater technical resources and management continuity than we have. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would result in substantial harm to our operating results.

Our business may be harmed if we fail to protect our proprietary technology.

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors also may be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent, as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to defend vigorously our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot be assured that our current intellectual property or any intellectual property we may acquire through acquisitions or by other means will be free from third party claims which may be valid. In connection with recent acquisitions, including the Transilica acquisition, we conducted due diligence investigations of the intellectual property of these acquired companies for the purpose of assessing their protection efforts on their respective intellectual property. We cannot be assured that our investigatory efforts uncovered all or any defects related to the protection of intellectual property we acquired. As a result, intellectual property we acquire, including the intellectual property we acquired in the Transilica acquisition or in other acquisitions, may not be free from third party claims. Any third party claims may lead to costly and time-consuming litigation, which could harm our business and financial position.

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

We have been involved in litigation and may become involved in litigation in the future to protect our intellectual property or defend against allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights either through litigation or a petition for USPTO re-examination initiated by a competitor. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	ceasing the sale of our products that practice the asserted intellectual property of third parties;

•	obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, if at all; or

•	redesigning those products that infringe intellectual property of third parties.

As a result, the expense associated with intellectual property litigation, management’s and engineering staff’s diversion from daily operations of our business caused by such litigation, and any legal limitation placed upon our products and/or our business related to such litigation may have a material and negative impact on our business and our financial results.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish their validity. Even if we successfully assert our intellectual property against a competitor in litigation, our patents may be attacked through a USPTO re-examination, which cannot be settled by the mutual agreement of the parties. Despite the settlement of all of our outstanding patent litigation with a competitor in the second quarter of 2004, we must continue to prosecute the validity of our ‘035 patent in the re-examination proceedings initiated by that competitor. If we are unsuccessful in such claims, others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us, or one of our customers, could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

Our ability to sell our RF products may suffer if any third party claims that we or our customers infringe on their intellectual property are valid, or if any of our issued patents are proven to be invalid.

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

The sales cycle for our RF products is long, and we incur substantial non-recoverable expenses and devote significant resources to sales that may not be realized when anticipated, if at all.

Our customers, and sometimes their customers, typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our RF products. As a result, we expend significant financial and human resources to develop customer relationships before we recognize any revenue from these relationships. In fact, we may never recognize any revenue from these efforts. Our customers’ evaluation processes are frequently lengthy and may range from three months to one year or more. In many situations, our customers design their products to specifically incorporate our RF products, and our RF products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management efforts on our part. This process may also require significant engineering and testing on the part of our customers and, if our customers do not have sufficient capabilities to complete the process, our revenue could be affected.

We customize a substantial portion of our RF subsystem module products to address our customers’ specific RF needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

We manufacture a substantial portion of our RF subsystem module products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies to cover our fixed costs. Because some of our customer-specific RF module products are developed for unique applications, we expect that some of our current and future customer-specific RF module products may never be produced in volume and may impair our ability to cover our fixed costs. In addition, if our customers fail to purchase these customized RF module products from us, we risk having substantial unsaleable inventory. If we have substantial unsaleable inventory, our financial condition would be harmed.

If we are unable to continue to sell existing and new products to our key customers in significant quantities, or to attract new significant customers, our future operating results could be harmed.

We may not be able to maintain or increase sales to our key customers or to attract new significant customers for a variety of reasons, including the following:

•	most of our customers typically buy our RF products through a purchase order, rather than a supply agreement, which does not require them to purchase a minimum amount of our RF products;

•	most of our customers can stop purchasing our RF products with limited notice to us without incurring any significant contractual penalty;

•	many of our customers and potential customers have pre-existing relationships with our current or potential competitors, which may affect their decision to purchase our RF products;

•	some of our customers or potential customers offer or may offer products that compete with our RF products;

•	our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our RF products;

•	some of our customers or potential customers may limit their purchases from us unless a second wafer manufacturing source is developed; and

•	many of our competitors are larger than us and have greater financial resources.

If we do not maintain or increase sales to existing customers and attract significant new customers, our revenue would diminish and consequently our business would be harmed.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer could seriously harm our business.

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to Scientific-Atlanta and Asustek Computer for the benefit of ARRIS and Terayon accounted for approximately 16% and 10%, respectively, of consolidated net revenue for 2004. Sales to DaimlerChrysler and WPI accounted for approximately 15% and 13% of our revenue in 2003. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 63% and 60% of our net revenue for 2004 and 2003, respectively. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition. During the first quarter of 2004, the Daimler Chrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. We were informed by the competitor that it would no longer purchase product from us beginning in the fourth quarter of 2004.

Uncertainties involving customer orders and shipment of our RF products could harm our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our terms and conditions typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, terms typically provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers typically are restricted to the number of days they can push out the ship date. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment and to re-schedule shipments less than 30 days before the expected date of shipment, with little or no penalty.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At December 31, 2004, approximately 51% of our net accounts receivable were due from five of our customers. While customers may have the ability to pay on the date of shipment, or we believe customers have the ability to pay on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

Because all of our customers do not have the same credit terms, our outstanding accounts receivable balance can become concentrated in a smaller number of customers than our overall net revenue. This concentration can subject us to a higher financial risk.

If we are unable to migrate our customers over time from our subsystem modules using discrete components to our RF silicon products or our subsystem modules that incorporate our RF silicon products, our operating results could be harmed.

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

If we are unable to maintain certain purchase volumes from our subsystem module subcontractor, the cost of our subsystem module products could substantially increase and our operating results could be harmed.

The cost of our subsystem module products are directly affected by various factors, including our purchase volumes from our subsystem module subcontractor. If we are successful in migrating our customers over time from our subsystem modules to our RF silicon products, our purchase volumes of subsystem module products could decrease. If we are not able to negotiate favorable pricing in spite of potential volume decreases or attract new or existing customers to our subsystem module solutions, the cost of our subsystem module products could increase and our operating results could be harmed.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our operating results will be harmed.

Historically, the average selling price of our products has decreased over their lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions, competitive product bundling and a transition in our markets from higher priced module products to lower priced integrated circuits. To offset these decreases, we primarily rely on achieving cost reductions for materials used in existing products and on introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

Although we will seek to increase the sales of our higher margin products, our sales and product development efforts may not be successful and our new products may not achieve market acceptance. To the extent we are unable to reduce costs or sell our higher margin products, our results of operations may be adversely affected.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America was 58% and 66% for 2004 and 2003, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

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

We generally warrant our commercial products for a period of one year, and longer for transportation electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and severely impact our financial results.

Some of our customers require us to sign “line down” clauses, liability clauses and/or noninfringement clauses.

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. Such a penalty could be large and, if incurred, could severely harm our financial results. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of others intellectual property. Such a penalty could be large and, if incurred, could severely harm our financial results.

We expect our quarterly operating results to fluctuate.

Our quarterly results of operations have fluctuated significantly in the past and may fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors include:

•	timing, cancellation and rescheduling of significant customer orders, which result in revenue variability from one quarter to another;

•	the ability of our customers to procure the necessary components for their end-products that utilize our RF tuners to conduct their operations as planned for any quarter;

•	pricing concessions on volume sales to particular customers for established time frames;

•	slowdowns in customer demand and related industry-wide increases in inventories;

•	our inability to predict our customers’ demand for our products;

•	changes in our product and customer mix between quarters;

•	labor disputes at our subcontractors manufacturing facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	quality problems with our products that result in significant returns;

•	inadequate allocation of wafer capacity for our silicon products and/or allocation of components used in our module products;

•	widespread acts of terrorism or military action occurring anywhere in the world; and

•	Acts of God; force majeure.

Currency fluctuations related to our international operations could harm our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, we recognized a foreign currency exchange gain of approximately $0.7 million in 2004. We expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

Our cash reserves may prove insufficient to sustain our business. Additionally, there is no guarantee our insurance coverages, including our directors’ and officers’ liability insurance, are sufficient to protect us, or that we will be able to obtain such insurance in the future.

Currently, our expenses exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents and investments will provide adequate liquidity to fund our operations for at least the next two (2) years. If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages and defense costs that may result from our pending securities litigation proceedings, we may be required to pay the costs of indemnifying and defending certain of our current and former directors and officers in addition to damages from our cash reserves. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future. We also purchase various insurance policies to cover specifically designated risks in varying amounts. There is no guarantee that when a claim arises under any of the covered risks that our coverage will be sufficient to cover the entire claim or that any specific claim will be covered, even in part, by insurance. Also, there can be no guarantee that we will be able to obtain insurance in the future. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business.

We may be unable to obtain the capital required to grow our business.

From time to time, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. There can be no assurance that we will be able to raise additional funds if needed. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Further, if we issue equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, the debt securities generally will have rights senior to those of existing holders of equity securities. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could harm our ability to grow our business.

Our dependence on a single manufacturing facility and a single subcontractor for almost all of our subsystem modules solutions could jeopardize our operations.

The majority of our subsystem module solutions manufacturing operations are subcontracted to TFS. Such operations and are conducted at a single facility in Manila, Philippines, which TFS has announced it intends to sell. If TFS is unable to sell the Manila facility, we will be required to move to an alternative manufacturing facility operated by TFS or engage a new sub-contractor. The disruption caused by seeking and moving the manufacture of our products to an alternate facility or subcontractor could result in delays in our ability to deliver products to our customers or customer loss, which would have a negative impact on our business operations and our financial results. Additionally, there is no guarantee that a new manufacturing facility or subcontractor will supply products at the same cost as TFS’ Manila facility, which would have a negative impact on our financial results.

If TFS is successful in selling its Manila facility or if we move the manufacture of our products to an alternate facility or subcontractor, we would still be exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. Such risks include labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. If we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements, which could cause a significant delay in our ability to deliver our products, resulting in customer loss. Additionally, our subcontractor could elect to close its production facility or require us to move to another production facility or subcontractor. Any resulting delay could result in increased expense and costs and could have a negative impact on our business operations and our financial results.

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

Our integrated circuit products are probed, packaged, and/or tested by independent subcontractors, including Amkor, ASE, ISE and BridgePoint, using facilities located in South Korea, Philippines, and Austin, Texas. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. Our reliance on BridgePoint involves additional risk due to its current bankruptcy proceedings. These risks could result in product shortages or increase our costs of packaging our products. If these subcontractors are unable or unwilling to continue to provide packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operations problems.

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

We believe that transitioning our silicon products to newer or better manufacturing process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

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

Moreover, we are dependent on our relationships with subcontractors to successfully migrate to newer or better processes. Our foundry suppliers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make newer or better process technologies available to us on a timely or cost-effective basis, or if we experience difficulties in migrating to these processes, our competitive position and business prospects could be seriously harmed.

Uncertainties in our production planning process could harm our business.

For many of our products, our manufacturing leadtime is greater than the delivery leadtimes we quote our customers. Therefore, in many cases we routinely manufacture or purchase inventory based on estimates of customer demand for our RF products, which demand is difficult to predict. The cancellation or re-scheduling of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship RF products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

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

Any success we may have in the future will depend largely upon the continued service of our personnel, particularly our key personnel and executive management. Our success also will depend on our ability to attract, retain and motivate qualified personnel. We rely heavily upon equity compensation incentives; specifically, we grant options to purchase our common stock to attract, retain and motivate our personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer.

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock price has been substantially higher than currently prevailing prices. The present difficult operating environment, and/or any poor operating performance we experience may cause the price of our common stock to decline from current levels. In addition, due to the recent issuance of SFAS No. 123R, “Share-Based Payment”, requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, we may change our strategy for compensating employees. The lower price, along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

The competition for attracting qualified candidates is intense, particularly so in the RF silicon and RF system industries. Our ability to attract qualified candidates is essential to any success we may have in the future. Due to the reasons above, our ability to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products may be impaired, perhaps significantly.

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

On November 23, 2004, Microtune and the other defendants entered into a settlement agreement with the plaintiffs under which the defendants agreed to settle the consolidated lawsuit for $5,625,000, inclusive of attorneys’ fees and costs, in return for a full release of all claims and dismissal of the consolidated lawsuit. The district court has preliminarily approved the settlement and notice of the settlement has been sent to the Settlement Class, as defined in the settlement agreement. The settlement is subject to certain conditions, including final court approval, and the hearing on final approval is scheduled for March 14, 2005. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the settlement amount, subject to Microtune’s 15% co-pay obligation. If the settlement amount is approved substantially as requested, the settlement will not have a material impact on our business prospects, results of operations or financial condition. There is no guarantee that final court approval will be forthcoming or that the court will approve the settlement amount as requested. The settlement amount approved could be more than the amount currently estimated and accrued for in our financial statements at December 31, 2004. If we cannot consummate the settlement, Microtune intends to vigorously defend the consolidated lawsuit. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

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

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, Microtune will pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and will adopt changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. The district court has preliminarily approved the settlement and notice of the settlement has been sent to the Microtune Shareholders, as defined in the settlement agreement. The settlement is subject to certain conditions, including final court approval, and the hearing on final approval is scheduled for March 31, 2005. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the majority of the plaintiffs’ attorneys’ fees and expenses, subject to the Company’s 15% co-pay obligation. If the settlement is approved substantially as requested, the settlement will not have a material impact on our business prospects, results of operations or financial condition. There is no guarantee that final court approval will be forthcoming or that the court will approve the settlement amount as requested. The settlement amount approved could be more than the amount currently estimated and accrued for in our financial statements at December 31, 2004. If we cannot consummate the settlement, Microtune intends to vigorously defend the derivative litigation. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the Securities and Exchange Commission (SEC). The SEC advised Microtune that the process under way is a fact-finding investigation. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003. We are cooperating fully with the SEC, and we have had discussions with the SEC regarding the possible settlement of this matter.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. This change in accounting treatment will materially and adversely affect our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 to our Consolidated Financial Statements.

Investor confidence and share value may be adversely impacted if we and our independent registered public accounting firm are unable to provide adequate attestation over the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will continue to apply to our future Annual Reports on Form 10-K. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, there is no assurance that we will be successful in future years. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

A portion of our net revenue is transacted in the Euro. During 2004, we generated approximately $7.8 million in net revenue from Euro denominated transactions. The potential loss in net revenue for 2004 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.8 million.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured in the Philippines, Germany, and Korea as well as the United States. We incur operating costs in currencies other than the U.S. dollar, particularly the Euro. During 2004, we incurred approximately $8.2 million in operating costs from Euro denominated transactions, mostly at our Germany design facility. The potential increase in operating costs for 2004 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.8 million.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to U.S. Dollars using exchange rates at December 31, 2004, was $14.9 million. A potential loss in the value of net monetary assets related to this net investment resulting from a hypothetical 10% adverse change in Foreign exchange rates would be approximately $0.2 million.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are invested in bank deposits and money market funds. Our investments, which consist of corporate debt securities and other securities issued by U.S. government and state agencies, including auction rate securities, are comprised of high-quality securities in accordance with our investment policy. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying value of the cash equivalents approximates fair market value. Investments in debt securities are classified as held-to-maturity when we have the positive intent and ability to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our investment income would decrease by approximately $0.8 million based on our cash and cash equivalents and short-term and long-term investments as of December 31, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-26 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We have evaluated, with the assistance of our Chief Executive Officer (CEO) and our Vice President of Accounting (VP Accounting), the effectiveness of our disclosure controls and procedures in effect as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and VP Accounting have concluded that as of the Evaluation Date our disclosure controls and procedures are effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-2 hereof.

ITEM 9B.	OTHER INFORMATION

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

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation—Certain transactions with Management”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Independent Public Accountants”.

PART IV

ITEM 15(A).    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)    FINANCIAL STATEMENTS

See Item 8 above.

(2)    FINANCIAL STATEMENT SCHEDULES

See Item 15(c) below.

(3)    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(3)	Second Amended and Restated Bylaws.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.3(1)	2000 Stock Plan and form of agreements thereunder.

10.4(1)	2000 Director Option Plan and form of agreements thereunder.

10.5(1)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.10(1)	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 Tenth Street, Plano, Texas 75074.

10.11(1)	Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.

10.18(2)	Agreement and Plan of Merger and Reorganization dated October 28, 2001 between the Registrant, Micro Acquisition, Inc., Transilica Inc. and Jason Mendelson.

10.21(3)	Form of Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent dated as of March 4, 2002 (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.23(4)	Manufacturing Agreement entered into on March 27, 2003, between Three-Five Systems Inc., and the Registrant.

10.24(4)	Separation Agreement between Douglas J. Bartek and the Registrant dated June 23, 2003.

10.25(5)	Severance Agreement between Marc Underwood and the Registrant dated December 3, 2003.

10.26(6)	Employment Agreement between Phillip D. Peterson and the Registrant dated April 7, 2004.

10.27	Indemnification Agreement between Phillip D. Peterson and the Registrant dated April 7, 2004.

10.28 (6) *	Settlement Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

10.29 (6) *	Patent License Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

10.30	Amendment No. 1 dated August 13, 2004 to Settlement Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

Exhibit Number

10.31 *	Amendment No. 1 dated August 13, 2004 to Patent License Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

10.32 (6) *	Business Agreement between Broadcom Corporation and the Registrant dated June 13, 2004.

10.33 *	Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio dated November 22, 2004.

10.34	Stipulation and Agreement of Settlement between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson dated November 23, 2004.

10.35 *	Supplemental Agreement to the Stipulation and Agreement of Settlement between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson dated November 23, 2004.

10.36(7)	Change of Control Agreement between Justin M. Chapman and the Registrant dated November 29, 2004.

10.37 *	Addendum to Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio dated January 9, 2005.

10.38	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson dated January 10, 2005.

10.39*	Custom Sales Agreement between International Business Machines Corporation and the Registrant dated June 13, 2000.

10.40	Amendment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant dated January 13, 2005.

10.41	Indemnification Agreement between Justin M. Chapman and the Registrant dated November 29, 2004.

10.42	Change of Control Agreement between Phillip D. Peterson and the Registrant dated January 20, 2005.

10.43	Indemnification Agreement between Albert H. Taddiken and the Registrant dated February 10, 2005.

10.44	Indemnification Agreement between Robert S. Kirk and the Registrant dated February 10, 2005.

10.45(8)	Amendment to 2000 Stock Plan.

10.46(8)	Amendment to 2000 Director Option Plan.

10.47(8)	Amendment to 2000 Employee Stock Purchase Plan.

14.1(5)	Code of Ethics.

21.1(5)	Subsidiaries of Registrant.

Exhibit Number

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 57).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340) declared effective August 4, 2000.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 15, 2001, amended on November 24, 2001 and amended on December 5, 2001.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 18, 2002.
(4)	Incorporated by reference to Registrant’s Form 10-K for 2002 filed on July 31, 2003 and amended on March 15, 2004.
(5)	Incorporated by reference to Registrant’s Form 10-K for 2003 filed on March 15, 2004.
(6)	Incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2004 filed on August 4, 2004.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 29, 2004.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-120091) declared effective October 29, 2004.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

ITEM 15(B).    EXHIBITS

See Item 15(a)(3) above.

ITEM 15(C).    FINANCIAL STATEMENT SCHEDULES

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

By:	/S/ JAMES A. FONTAINE
James A. Fontaine
Chief Executive Officer

Date:  March 11, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ JUSTIN M. CHAPMAN
Justin M. Chapman
Vice President, Accounting

Date:  March 11, 2005

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of James A. Fontaine and Justin M. Chapman, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer and President (Principal Executive Officer)	March 11, 2005

By:	/s/ JUSTIN M. CHAPMAN Justin M. Chapman	Vice President, Accounting (Principal Financial Officer)	March 11, 2005

By:	/s/ WALTER S. CICIORA Walter S. Ciciora	Director	March 11, 2005

By:	/s/ JAMES H. CLARDY James H. Clardy	Director	March 11, 2005

By:	/s/ STEVE CRADDOCK Steve Craddock	Director	March 11, 2005

By:	/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 11, 2005

By:	/s/ WILLIAM P. TAI William P. Tai	Director	March 11, 2005

By:	/s/ A. TRAVIS WHITE A. Travis White	Director	March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.

We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microtune, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Microtune, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microtune, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Microtune, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Microtune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Microtune, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

March 10, 2005

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$34,515	$22,637
Short-term investments	44,460	36,745
Accounts receivable, net	5,738	4,260
Inventories	7,095	4,165
Other current assets	1,607	4,309

Total current assets	93,415	72,116
Property and equipment, net	5,536	7,504
Long-term investments	3,587	14,028
Intangible assets, net	2,008	6,564
Other assets and deferred charges	209	447

Total assets	$104,755	$100,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,498	$7,195
Accrued compensation	1,557	1,182
Accrued expenses	3,009	3,945
Deferred revenue	17	147

Total current liabilities	10,081	12,469
Other non-current liabilities	29	1,466
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares— 51,953 and 51,157 respectively	52	51
Additional paid-in capital	437,539	436,025
Unearned stock compensation	(176)	(1,124)
Loans receivable from stockholders	—	(30)
Accumulated other comprehensive loss	(1,061)	(960)
Accumulated deficit	(341,709)	(347,238)

Total stockholders’ equity	94,645	86,724

Total liabilities and stockholders’ equity	$104,755	$100,659

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net revenue	$56,162	$46,193	$65,806
Cost of revenue	31,582	36,603	57,888

Gross margin	24,580	9,590	7,918
Operating expenses:
Research and development:
Stock option compensation	680	2,415	10,522
Other	14,574	21,647	36,832

	15,254	24,062	47,354
Selling, general and administrative:
Stock option compensation	226	1,725	2,874
Other	24,581	33,777	21,238

	24,807	35,502	24,112
Restructuring costs	105	627	11,383
Amortization of intangible assets	4,168	4,231	11,178
Impairments of intangible assets and goodwill	14	49	97,616

Total operating expenses	44,348	64,471	191,643

Loss from operations	(19,768)	(54,881)	(183,725)
Other income (expense):
Interest income	1,271	1,340	2,828
Foreign currency gains (losses), net	685	2,943	(1,406)
Settlement of patent and anti-trust litigation	22,500	—	—
Other	457	55	(46)

Income (loss) before provision (benefit) for income taxes	5,145	(50,543)	(182,349)
Income tax expense (benefit)	(384)	(203)	513

Net income (loss)	$5,529	$(50,340)	$(182,862)

Net income (loss) per common share:
Basic	$0.11	$(1.00)	$(3.50)

Diluted	$0.10	$(1.00)	$(3.50)

Weighted-average common shares outstanding:
Basic	51,434	50,376	52,291

Diluted	54,071	50,376	52,291

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Loans Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2001	52,737	$53	$450,081	$(28,317)	$(35)	$(988)	$(114,036)	$306,758
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,862	2	1,802	—	—	—	—	1,804
Repurchases and cancellation of common stock	(4,582)	(5)	(7,706)	—	—	—	—	(7,711)
Stock options cancelled	—	—	(6,055)	6,925	—	—	—	870
Amortization of unearned stock option compensation	—	—	—	12,527	—	—	—	12,527
Issuance of loans receivable from stockholders	—	—	—	—	(404)	—	—	(404)
Payments on loans receivable from stockholders	—	—	—	—	42	—	—	42
Return of escrow shares issued in connection with acquisition of SPaSE B.V	(100)	—	(335)	—	—	—	—	(335)
Net loss and comprehensive loss	—	—	—	—	—	—	(182,862)	(182,862)

Balance at December 31, 2002	49,917	50	437,787	(8,865)	(397)	(988)	(296,898)	130,689
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,240	1	1,412	—	—	—	—	1,413
Stock options cancelled	—	—	(3,174)	3,601	—	—	—	427
Amortization of unearned stock option compensation	—	—	—	4,140	—	—	—	4,140
Payments on loans receivable from stockholders	—	—	—	—	105	—	—	105
Other	—	—	—	—	262	—	—	262
Unrealized gain on available for sale investments	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(50,340)	(50,340)

Comprehensive loss								(50,312)

Balance at December 31, 2003	51,157	51	436,025	(1,124)	(30)	(960)	(347,238)	86,724
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,264	1	1,887	—	—	—	—	1,888
Stock options cancelled	—	—	(42)	42	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	906	—	—	—	906
Payments on loans receivable from stockholders	—	—	—	—	30	—	—	30
Return of escrow shares issued in connection with acquisition of Transilica, Inc.	(468)	—	(331)	—	—	—	—	(331)
Unrealized loss on available for sale investments	—	—	—	—	—	(101)	—	(101)
Net income	—	—	—	—	—	—	5,529	5,529

Comprehensive income								5,428

Balance at December 31, 2004	51,953	$52	$437,539	$(176)	$—	$(1,061)	$(341,709)	$94,645

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$5,529	$(50,340)	$(182,862)
Adjustments to reconcile net loss to cash used in operating activities, net of effects of business combinations:
Depreciation	2,442	6,490	7,114
Amortization of intangible assets	4,168	4,231	11,178
Impairments of intangible assets and goodwill	14	49	97,616
Write-off of patent costs	489	—	—
Non-cash restructuring costs	(43)	2,124	5,381
Foreign currency (gains) losses, net	(685)	(2,943)	1,406
Stock option compensation	906	4,140	13,396
Loss (gain) on sale of assets	(235)	612	—
Gain on sale of MHDC	—	(1,627)	—
Allowance for uncollectible accounts receivable	(132)	(243)	228
Write-off of uncollectible loan receivable	—	518	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,346)	3,608	2,626
Inventories	(2,930)	2,206	(1,702)
Other assets	2,609	3,045	136
Accounts payable	(1,588)	(1,197)	825
Accrued expenses	(1,184)	(9,229)	2,079
Accrued compensation	375	(203)	(921)
Other liabilities	(1,437)	589	(1,050)

Net cash provided by (used in) operating activities	6,952	(38,170)	(44,550)
Investing activities:
Purchases of property and equipment	(506)	(759)	(6,378)
Proceeds from sale of assets	318	2,141	448
Loans receivable	—	(46)	(130)
Proceeds from sale of available for sale investments	48,200	75,800	84,800
Proceeds from maturity and redemption of held to maturity investments	6,045	3,000	—
Purchase of available for sale investments	(51,620)	(75,500)	(67,800)
Purchase of held to maturity investments	—	(9,045)	—
Acquisition of intangible assets	(114)	(523)	(8,465)

Net cash provided by (used in) investing activities	2,323	(4,932)	2,475
Financing activities:
Proceeds from issuance of common stock	1,888	1,413	1,804
Repurchases of common stock	—	—	(7,711)
Proceeds from loans receivable from stockholders	30	105	(362)
Other, net	—	—	(121)

Net cash provided by (used in) financing activities	1,918	1,518	(6,390)
Effect of foreign currency exchange rate changes on cash	685	2,943	(1,406)

Net increase (decrease) in cash and cash equivalents	11,878	(38,641)	(49,871)
Cash and cash equivalents at beginning of year	22,637	61,278	111,149

Cash and cash equivalents at end of year	$34,515	$22,637	$61,278

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.    Summary of Significant Accounting Policies

Description of business

Microtune, Inc. began operations in August 1996. We operate in a single industry segment: designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide consumer electronics/broadband communications and transportation electronics market.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the consumer electronics/broadband communications and transportation electronics markets, on a few significant customers, on third party manufacturers and subcontractors, on third party distributors in certain markets, and on the successful development of products and marketing of new products. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations, intellectual property rights, litigation costs and product warranty liability and line down clauses.

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

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our short-term investments, which consist of corporate debt securities and other debt securities issued by U.S. government and state agencies, including auction-rate securities, are classified as available-for-sale. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. Our long-term investments, which consist of debt securities issued by U.S. government agencies, are classified as available-for-sale and are due within 2 years from December 31, 2004. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At December 31, 2004, our investments had unrealized losses of approximately $0.1 million and were in a continuous loss position for less than one year.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. If actual credit losses are significantly greater than the allowance we have established, our general and administrative expenses would increase and our reported net income would decrease. Conversely, if our actual credit losses are significantly less than our allowance, our general and administrative expenses would eventually decrease and our reported net income would eventually increase.

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

Intangible Assets

Our intangible assets, which consist primarily of acquired patents, have been recorded as the result of our business or asset acquisitions and are being amortized on the straight-line basis over 3 years.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

During the third quarter of 2002, our market capitalization declined to a level that was below our net book value. We believed this was partially due to our normal seasonal revenue trends for sales to our automobile manufactures and their suppliers and to a negative impact to sales by a competitor whose products were subsequently found to willfully infringe on one of our patents. At the end of the third quarter of 2002, we did not believe that either of these trends was indicative of an impairment of our goodwill. During the fourth quarter of 2002, our market capitalization continued at a level significantly less than our net book value and we concluded that it was more likely than not that the fair value of our net assets, including goodwill, was less than their carrying values. We performed an impairment analysis and concluded that our goodwill was fully impaired. Accordingly, we recorded a $50.7 million impairment charge in the fourth quarter of 2002. As of December 31, 2004 and 2003, we have no recorded amounts of goodwill.

One of our wireless customers returned $2.8 million of product that was shipped during the fourth quarter of 2002 during the first quarter of 2003. Additionally, we were informed by two potential wireless customers of their plans to cancel orders. In reviewing these events, we learned that our wireless technology had been surpassed by our competitors and as a result, we believed we had significant impairment indicators as of December 31, 2002 for the intangible assets acquired from Transilica. As a result, we performed an analysis of the future cash flows expected from our existing and in-process wireless technologies as of December 31, 2002. Our evaluation indicated that these intangible assets had negative present value and, as a result, we deemed them to be fully impaired as of December 31, 2002. Accordingly, we recorded a $46.9 million impairment charge in the fourth quarter of 2002.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2004 and 2003, the sales value of products shipped for which revenue was deferred was approximately $0.1 million and $0.2 million, respectively. All of the sales value related to revenue deferred at December 31, 2003 was recognized during 2004.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In 2004 and 2003, we recognized 6% and 24% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we recognize revenue. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2004. As of December 31, 2003, we had deferred revenue as a result of customer prepayments of $0.1 million.

During 2004, we recognized approximately $0.8 million in royalty revenue related to third party purchases of a competitor’s product that was found to infringe one of our patents and sales by the competitor of their infringing product in accordance with the patent settlement agreement signed in June 2004.

We grant limited stock rotation rights for conforming product to certain distributors for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

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

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in selling, general and administrative expenses. Our shipping and handling costs totaled $0.2 million in 2004, excluding a customs

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

refund of $0.3 million received in December 2004. Our shipping and handling costs totaled $0.4 million and $0.8 million in 2003 and 2002, respectively.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the U.S. dollar. The impact from the re-measurement of accounts not denominated in U.S. dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net were $0.7 million, $2.9 million and $(1.4) million in 2004, 2003 and 2002, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2004 and 2003.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options and restricted stock subject to repurchase rights and employee stock purchase plan options.

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	December 31,
	2004	2003	2002
Stock options	187	6,603	5,415
Restricted common stock	—	8	283
Employee stock purchase plan	—	25	21

Total anti-dilutive securities excluded	187	6,636	5,719

Stock-Based Compensation

At December 31, 2004, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through December 31, 2004, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. In 2004, 2003 and 2002, under the provisions of APB No. 25, we recorded stock option compensation expense of approximately $0.9 million, $4.1 million, and $13.4 million, respectively. Stock option compensation expense reported for 2003 included $0.9 million for our former Chairman and CEO. Stock option compensation expense recorded for 2002 included $0.9 million resulting from cancellation of stock options pursuant to the employee option exchange program discussed in Note 10. Stock option compensation is deferred and amortized as a charge to operations over the vesting period of the related options. As of December 31, 2004 and 2003, unearned deferred stock compensation was $0.2 million and $1.1 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at December 31, 2004.

During 2004, we granted our employees approximately 2,431,000 stock options with exercise prices ranging from $2.14 to $6.60 per share. The stock options generally vest over the next three to five years.

Although SFAS No. 123 allows us to continue to follow the present APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123. The pro forma impact of applying SFAS No. 123 will not necessarily be representative of the pro forma impact in future periods. Our pro forma information is as follows (in thousands, except per share data)

	2004	2003	2002
Net income (loss), as reported	$5,529	$(50,340)	$(182,862)
Add stock compensation expense recorded under the Intrinsic value method	906	4,140	13,396
Less pro forma stock compensation expense computed under the fair value method	(6,513)	(7,817)	(7,605)

Pro forma net loss	$(78)	$(54,017)	$(177,071)

Basic and diluted pro forma loss per common share	$(0.00)	$(1.07)	$(3.39)

Inputs used for the valuation model are as follows:

	Year Ended December 31,
	2004	2003	2002
Volatility	86.5%	99.0%	105.0%
Weighted-average expected lives	4.5	4.5	4.5
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.2%	2.8%	3.7%
Fair value of options granted	$2.49	$1.80	$5.60

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. We believe adopting this amendment will have a material impact on our consolidated results of operations and would approximate the impact of applying SFAS No. 123 as noted in the table above.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. Management continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. At December 31, 2004, approximately 51% of our net accounts receivable were due from five of our customers. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net realizable receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. During 2004, 2003 and 2002, we wrote off $24,640, $96,977 and $445,108 of uncollectible accounts receivable, respectively. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our reserves have been generally adequate to cover our actual credit losses.

We depend on third party foundries to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries and obtain integrated circuit products on a purchase order basis. The inability of a third party foundry to continue manufacturing our integrated circuits could have a material adverse effect on our operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship modules to customers in a timely manner. Our products are primarily manufactured in the U.S., Korea and the Philippines.

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we use TFS for nearly all assembly and calibration functions for our subsystem module solutions. TFS has informed us it intends to sell the facility in which our products are manufactured. If a buyer for the facility is not found or if TFS were unable to continue manufacturing our subsystem modules, there could be a material adverse effect on our operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 10 for further information.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods it will use. We expect that the adoption of SFAS 123R on July 1, 2005, will have a material impact on future operating results. See Note 10 for further information on our stock-based compensation plans.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On November 15, 2004, the FASB issued proposed FASB staff position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-b”). FAS 109-b would allow companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Whether we will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. At December 31, 2004, we were not able to reasonably estimate the income tax effects of repatriating foreign earnings.

2.    Acquisitions and Dispositions

On March 27, 2003, we executed a five-year manufacturing agreement with Three-Five Systems (TFS), a worldwide supplier of engineering and manufacturing services. The significant terms of the agreement are:

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

As part of the agreement, we sold TFS most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million, net of a $0.3 million fee for managing our former facility. Proceeds consisted of $5.2 million in cash, and a note receivable of $2.7 million. The total sales price of the equipment sold was approximately $2.8 million which approximated its net book value. We initially sold inventory to TFS at its carrying value of approximately $5.4 million. However, under the terms of the agreement, TFS could require us, 180 days after execution of the agreement, to repurchase the raw materials inventory, if excess quantities existed because TFS was unable to utilize the materials in fulfilling our existing or forecasted orders. Additionally, 360 days from the execution of the agreement, TFS, at its sole discretion, could require us to repurchase any raw materials that had not been consumed in fulfilling our orders. Our maximum obligation to repurchase raw materials inventory under this agreement was approximately $5.4 million. During the third quarter of 2003, we agreed to repurchase a portion of the raw material inventories from TFS valued at $2.4 million. The $2.4 million inventory repurchase was charged to cost of revenue as excess inventory. The raw material repurchase was offset against the $2.7 million note receivable and we collected $0.3 million in cash for the remaining balance of the note receivable in the fourth quarter of 2003. During the fourth quarter of 2003, we made an additional provision of $0.3 million for inventory repurchases from TFS which was also charged to cost of revenue. During 2004, we purchased $1.3 million of inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS.

As a result of the sale of assets to TFS in 2003, we reduced our payroll by approximately 1,000 employees and recorded restructuring costs totaling $1.4 million in the first quarter of 2003 including $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for restructuring charges and $0.1 million for the loss on the disposal of the assets. See Note 12.

In January 2005, TFS informed us it wishes to sell its Philippines facility in which our products are manufactured. If TFS is unable to sell the facility, we may experience a disruption in our supply of product as manufacturing in transitioned to a new facility or subcontractor.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

value was approximately $5.4 million which consisted of $3.0 million of cash, 210,000 shares of our common stock initially valued at $2.1 million and $0.3 million in transaction costs. In December 2002, 100,000 of these shares were returned to us in connection with settlement of the escrow.

Of the total acquisition cost of $5.4 million, $4.7 million was attributable to goodwill. The goodwill amount was reduced by $0.3 million to $4.4 million upon return of the 100,000 escrow shares. The remaining goodwill was written off during the fourth quarter of 2002 as part of our $50.7 million goodwill impairment discussed above. See Note 1.

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

Of the $146.1 million acquisition cost, $32.4 million was charged to expense as in-process research and development, $28.5 million was attributed to goodwill and $60.5 million was attributed to intangible assets. During the fourth quarter of 2002, the $28.5 million of goodwill was written off as part of our $50.7 million goodwill impairment charge discussed above. Also during the fourth quarter of 2002, the remaining balance of the $46.9 million of intangible assets was deemed to be fully impaired and was written off. We also evaluated the carrying value of our wireless inventories during the fourth quarter of 2002 and recorded a $12.8 million write-down, including $1.7 million of non-cancelable purchase obligations. Continuing evaluation of our wireless inventories resulted in $4.2 million of write-downs during 2003. At December 31, 2004 and 2003, our wireless inventories are reported at zero value. See Notes 1 and 4.

We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million, which included approximately $0.7 million of development equipment.

3.    Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2004	2003
Gross accounts receivable	$5,803	$4,522
Allowance for doubtful accounts	—	(132)
Deferred revenue	(65)	(130)

Accounts receivable, net	$5,738	$4,260

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

4.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Finished goods	$4,188	$2,905
Work-in-process	2,907	1,260
Raw materials	—	—

Total inventory	$7,095	$4,165

As a result of the re-evaluation of our wireless products discussed in Note 1, we recorded a charge to cost of sales of approximately $4.2 million and $12.8 million in 2003 and 2002, respectively, representing our estimate of excess wireless inventories and non-cancelable purchase obligations for wireless inventories. At December 31, 2004 and 2003, our wireless inventory had no carrying value. During the fourth quarter of 2002, we also recognized a $1.2 million charge to write-off raw material inventory that was identified as excess in connection with our sale of assets related to our Manila operations. During 2004, we purchased $1.3 million of inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS. See Note 2.

5.    Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,		Useful Life in Years
	2004	2003
Leasehold improvements	$726	$719	3 -22
Manufacturing equipment	2,974	3,878	3 - 5
Other equipment	7,959	10,692	3 - 7
Furniture and fixtures	1,081	1,116	3 - 6
Computer software	5,557	5,962	3 - 7

Total property and equipment.	18,297	22,367
Less accumulated depreciation	12,761	14,863

Net property and equipment	$5,536	$7,504

On March 27, 2003, we sold equipment related to our Manila operations that had a net book value of approximately $2.8 million to Three-Five Systems (TFS). See Notes 2 and 12.

We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million, which included approximately $0.7 million of development equipment. We wrote-off the cost and accumulated depreciation of this equipment upon its disposal in early 2004.

6.    Intangible Assets and Goodwill

Amortization expense for intangible assets was $4.2 million in 2004, $4.2 million in 2003 and $11.2 million in 2002, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

During the third quarter of 2004, we recorded charges to legal expense for previously capitalized patent costs of $0.3 million related to abandoned patent applications and non-patent costs and $0.2 million due to the uncertain timing of the related patent issuances.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	December 31,
		2004		2003
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	0.75	$10,270	$8,262	$11,467	$5,723
Other intangible assets	—	4,308	4,308	4,308	3,488

Total		$14,578	$12,570	$15,775	$9,211

As a result of the re-evaluation of our wireless products, we recorded an impairment charge of $46.9 million to write-off certain intangible assets during 2002. See Note 1 for additional information on this impairment charge.

The following table sets forth the estimated future amortization of intangible assets (in thousands):

Year Ending December 31,
2005	$2,000
2006	8

We concluded that our goodwill was fully impaired and recorded a $50.7 million impairment charge in the fourth quarter of 2002. See Note 1 for additional information on this impairment charge.

7.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accrued non-cancelable inventory purchase obligations	$1,513	$507
Accrued restructuring costs (Note 12)	—	202
Accrued legal fees	195	1,795
Accrued payment for potential litigation settlement	381	—
Other	920	1,441

Total accrued expenses	$3,009	$3,945

The accrued non-cancelable inventory purchase obligations relate to inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS, and non-cancelable orders to other subcontractors for inventories determined to be excess compared to current inventory levels, current backlog and

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

estimated future sales. The accrued payment for potential litigation settlement relates to the estimated liability from the settlement agreements in our securities litigations. See Note 9. The accrued expenses are expected to be paid out during the first half of 2005.

8.    Income Taxes

The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Provision (benefit) computed at the U.S. federal statutory rate	$1,755	$(17,185)	$(61,999)
Benefit of losses not recognized (recognized)	(1,389)	18,328	39,816
Deemed dividends of foreign earnings	652	—	—
Non-deductible stock option compensation	(36)	1,256	4,555
Non-deductible goodwill amortization and impairment	—	—	17,240
Effect of foreign income taxes	(1,054)	(2,631)	679
Other, net	(312)	29	222

Income tax provision (benefit)	$(384)	$(203)	$513

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Foreign income taxes:
Current	$(491)	$(203)	$338
Deferred	107	—	—
State income taxes	—	—	175

Total	$(384)	$(203)	$513

We recorded a benefit of $0.6 million in the third quarter of 2004 as a result of our decision to re-structure our foreign operations to improve our foreign tax exposure. The provision for taxes in 2004 and 2003 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

The income (loss) of foreign operations before income taxes for fiscal 2004, 2003 and 2002 were $(0.1) million, $7.4 million and $(20.4) million, respectively. Our Philippine subsidiary is operating under a tax holiday that expires in 2005. We received no tax benefit from this tax holiday in 2004.

Income taxes paid in fiscal 2004 were insignificant. Income taxes paid in fiscal 2003 and 2002 were $4.0 million and $0.3 million, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Inventories	$1,063	$1,095
Accounts receivable	29	135
Property and equipment	—	134
Intangible assets	5,496	4,932
Accrued expenses	472	1,132
Net operating loss carryforwards	66,552	63,039
Research and development credits	4,470	4,132
Capital loss carryforwards	—	942
Unrealized currency loss (gain)	—	832
Other	—	146

Total deferred tax assets	78,082	76,519
Valuation allowance	(76,247)	(76,519)

Total deferred tax assets, net	$1,835	$—

Deferred tax liabilities:
Unrealized currency losses (gains)	$(1,667)	$—
Property and equipment	(41)	—
Other	(127)	—

Total deferred tax liabilities	(1,835)	—

Net deferred tax assets	$—	$—

We have established a valuation allowance to fully reserve our deferred tax assets at December 31, 2004 and 2003 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2004, we had a net operating loss carryforward of approximately $174.9 million, including operating loss carryforwards of Transilica and an unused research and development credit carryforward of approximately $4.5 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards

As a result of our acquisition of Transilica in November 2001, we acquired net operating loss carryforwards, previously incurred by Transilica, aggregating approximately $26.6 million that will begin to expire in 2014. These net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code, but such limitations are not expected to have a significant impact on our ability to utilize the net operating loss carryforwards.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

9.    Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$1,020
2006	554
2007	513
2008	507
2009	506
Thereafter	5,888

$8,988

Rent expense for the years ended December 31, 2004, 2003 and 2002, was $1.3 million, $1.5 million and $2.4 million, respectively.

Purchase Commitments

As of February 25, 2005, we had approximately $12.4 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business and include a multi-year licensing agreement for engineering design software totaling $1.8 million entered into on December 31, 2004. The software was not received until early 2005. Payment for the license fees was made in the first quarter of 2005.

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of others intellectual property. As of December 31, 2004, we are unaware of any such claims by any of our customers.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We responded to the examiner presenting our arguments that these rejected claims are patentable and should be confirmed. While we intend to vigorously defend the patentability of the ‘035 patent claims in this re-examination, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

On November 23, 2004, Microtune and the other defendants entered into a settlement agreement with the plaintiffs under which the defendants agreed to settle the consolidated lawsuit for $5,625,000, inclusive of attorneys’ fees and costs, in return for a full release of all claims and dismissal of the consolidated lawsuit. The district court has preliminarily approved the settlement and notice of the settlement has been sent to the Settlement Class, as defined in the settlement agreement. The settlement is subject to certain conditions, including final court approval, and the hearing on final approval is scheduled for March 14, 2005. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the settlement amount, subject to Microtune’s 15% co-pay obligation. If the settlement amount is approved substantially as requested, the settlement will not have a material impact on our business

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

prospects, results of operations or financial condition. There is no guarantee that final court approval will be forthcoming or that the court will approve the settlement amount as requested. The settlement amount approved could be more than the amount currently estimated and accrued for in our financial statements at December 31, 2004 If we cannot consummate the settlement, Microtune intends to vigorously defend the consolidated lawsuit. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

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

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, Microtune will pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and will adopt changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. The district court has preliminarily approved the settlement and notice of the settlement has been sent to the Microtune Shareholders, as defined in the settlement agreement. The settlement is subject to certain conditions, including final court approval, and the hearing on final approval is scheduled for March 31, 2005. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the majority of the plaintiffs’ attorneys’ fees and expenses, subject to the Company’s 15% co-pay obligation. If the settlement is approved substantially as requested, the settlement will not have a material impact on our business prospects, results of operations or financial condition. There is no guarantee that final court approval will be forthcoming or that the court will approve the settlement amount as requested. The settlement amount approved could be more than the amount currently estimated and accrued for in our financial statements at December 31, 2004. If we cannot consummate the settlement, Microtune intends to vigorously defend the derivative litigation. There can be no assurance regarding the outcome of the litigation or any related claim for indemnification or contribution.

Directors’ and Officers’ Liability Insurance

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from pending and future securities litigation for any reason, we may be required to pay

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

the costs of indemnifying and defending certain of our directors and officers. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune is the subject of an investigation by the Securities and Exchange Commission (SEC). The SEC advised Microtune that the process under way is a fact-finding investigation. We believe the investigation relates directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003. We are cooperating fully with the SEC, and we have had discussions with the SEC regarding the possible settlement of this matter.

Other Contingencies

In January 2005, TFS informed us that it wishes to sell its Philippines facility in which our products are manufactured. If TFS is unable to sell the facility, we may experience a disruption in our supply of product.

10.    Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when an entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to an entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if an entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On December 31, 2004, 49,917,351 rights were outstanding.

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

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors establishes the terms of each option granted under the 1996 Plan. At December 31, 2004, we had no options available for grant and 999,774 options granted and unexercised under the 1996 Stock Option Plan. At December 31, 2004, we had reserved 999,774 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In August 2000, we adopted the 2000 Stock Plan. The 2000 Plan provides for incentive stock options and nonqualified stock options to be granted to key employees and consultants. Our Board of Directors establishes the terms of each option granted under the 2000 Stock Plan. At December 31, 2004, we had 6,361,214 options available for grant and 5,506,735 options granted and unexercised under the 2000 Plan. At December 31, 2004, we had reserved 11,867,949 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. At December 31, 2004, we had 290,000 options available for grant and 158,750 options granted and unexercised under the Directors’ Stock Option Plan. At December 31, 2004, we had reserved 448,750 shares of common stock for issuance upon exercise of options granted pursuant to the Directors’ Stock Option Plan.

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. At December 31, 2004, we had no options available for grant and 61,603 options granted and unexercised under the Transilica Stock Option Plan. At December 31, 2004, we had reserved 61,603 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

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

A summary of our stock option activity and related information for the years ended December 31, 2004 and 2003 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	5,414,988	$4.05
Granted	4,799,374	2.40
Exercised	(895,790)	0.85
Canceled	(2,715,851)	5.49

Balance at December 31, 2003	6,602,721	$2.73
Granted	2,430,760	3.55
Exercised	(1,031,578)	1.47
Canceled	(1,275,041)	4.26

Balance at December 31, 2004	6,726,862	$2.94

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following presents certain information about outstanding stock options at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.13 -$ 0.20	32,120	4.8	$0.75	32,120	$0.74
$ 0.38 -$ 0.88	870,072	4.9	0.77	804,413	0.76
$ 1.25 -$ 1.85	163,253	6.7	1.53	89,134	1.49
$ 1.94 -$ 2.85	3,792,572	8.6	2.48	1,220,057	2.46
$ 2.92 -$ 4.30	478,135	8.8	3.42	175,713	3.29
$ 4.47 -$ 6.60	1,213,543	9.2	4.64	87,502	4.97
$ 7.75 -$11.41	65,567	6.5	9.32	65,177	9.32
$12.35 -$37.88	111,600	6.4	14.18	80,361	14.55

$ 0.13 -$37.88	6,726,862	8.1	$2.94	2,554,477	$2.56

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of common stock were initially reserved for issuance under the plan. Additional shares of 400,000 and 830,000 were approved to be reserved for issuance in 2002 and 2004, respectively. The plan allows eligible employees to purchase our common stock at 85% of the lower of the fair market value of the common stock at the beginning or end of each successive six-month offering period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. For the years ended December 31, 2004 and 2003, 236,718 and 405,279 shares were issued under the purchase plan, respectively. At December 31, 2004, there were 637,836 shares available for issuance under this plan.

11.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations including any catch-up provisions. Under our 401(k) plan we may elect to make voluntary contributions. No voluntary contributions were made for the years ended December 31, 2004, 2003 and 2002.

Microtune KG, our German operating company, and its subsidiaries sponsor defined benefit and defined contribution retirement plans for its employees. Retirement benefit expense for fiscal 2004, 2003 and 2002 was not significant.

In December 2004, Microtune KG entered into agreements with two separate plan administrators to suspend and fund the defined benefit pension plan and create a defined contribution pension plan. Under the terms of these transactions, we permanently suspended benefits under the defined benefit plan and paid approximately $1.3 million to one plan administrator to fully fund the pension obligation related to past service of employees. Consequently, we eliminated our existing pension reserve of approximately $1.2 million and recorded a curtailment loss of approximately $0.1 million in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The funding of the pension obligation was accounted for as a settlement under SFAS 88. No unrealized gains or losses existed at

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

the time of the settlement. Under a separate agreement, we created a defined contribution plan with the other plan administrator to cover future service of employees. Beginning in 2005, we will make periodic payments into this plan, which are not expected to be significant.

12.    Restructuring Costs

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

Charges incurred during 2004 were the result of restructuring actions described above.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes the restructuring accrual activity (in thousands):

	Severance and benefits	Impairment of property and equipment, and other assets	Lease obligations and facility closure costs	Other exit costs	Total
Balance at December 31, 2002	$1,666	$—	$2,165	$1,105	$4,936
Provision	1,436	856	438	358	3,088
Change in prior estimates	(123)	—	(1,032)	321	(834)
Sale of MHDC	(82)	—	(533)	(1,012)	(1,627)
Non-cash charges	(427)	(856)	—	(8)	(1,291)
Cash payments	(2,321)	—	(985)	(764)	(4,070)

Balance at December 31, 2003	149	—	53	—	202
Provision	49	—	73	26	148
Change in prior estimates	(2)	—	(41)	—	(43)
Cash payments	(196)	—	(85)	(26)	(307)

Balance at December 31, 2004	$—	$—	$—	$—	$—

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 7.

13.    Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(0.1) million, $7.1 million and $(20.4) million for the years ended December 31, 2004, 2003 and 2002, respectively. Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2004	2003	2002
North America	$23,862	$15,838	$15,779
Europe	8,254	10,557	16,432
Asia Pacific	23,327	19,576	33,589
Other	719	222	6

Total	$56,162	$46,193	$65,806

During 2004, we derived revenues exceeding 10% of total revenues from shipments to customer locations in the United States and Taiwan. During 2003 and 2002, we derived revenues exceeding 10% of total revenues from shipments to customer locations in the United States, Germany and Taiwan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The locations of property and equipment, net, are summarized below (in thousands):

	December 31,
	2004	2003
North America	$3,819	$5,034
Europe	1,107	1,391
Asia Pacific	56	93
Philippines	554	986

Total	$5,536	$7,504

Sales to Scientific-Atlanta accounted for approximately 16% and 3% of our consolidated net revenue for fiscal 2004 and 2003, respectively, and none of our consolidated net revenue in 2002. Sales to Asustek Computer for the benefit of ARRIS and Terayon accounted for approximately 10% and 0.5% of our consolidated net revenue for fiscal 2004 and 2003, respectively, and none of our consolidated net revenue for 2002. Sales to our ten largest customers and to their respective manufacturing subcontractors, accounted for approximately 63%, 60% and 76% of our total revenue for fiscal 2004, 2003 and 2002, respectively.

14.    Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2004	December 31	September 30	June 30	March 31
Net revenue	$15,385	$16,268	$13,470	$11,039
Cost of revenue	8,340	9,402	7,917	5,923
Gross margin	7,045	6,866	5,553	5,116
Income (loss) from operations	340	(4,793)	(7,369)	(7,946)
Income (loss) before income taxes	2,082	(4,454)	16,147	(8,630)
Net income (loss)	2,099	(3,886)	16,046	(8,730)
Basic income (loss) per Common share	0.04	(0.08)	0.31	(0.17)
Diluted income (loss) per Common share	0.04	(0.08)	0.30	(0.17)

Year Ended December 31, 2003	For the Quarter Ended
	Dec. 31	September 30	June 30	March 31
Net revenue	$10,620	$8,975	$13,976	$12,622
Cost of revenue	6,567	10,549	9,086	10,401
Gross margin	4,053	(1,574)	4,890	2,221
Loss from operations	(12,959)	(17,163)	(9,866)	(14,893)
Loss before income taxes	(10,900)	(17,016)	(8,074)	(14,553)
Net loss	(10,327)	(17,141)	(8,156)	(14,716)
Basic and diluted loss per Common share	(0.20)	(0.34)	(0.16)	(0.30)

The results for the first quarter of 2004 do not include $0.5 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter. The results for the second quarter of 2004 do not include $1.2 million in cost of revenue related to previously reserved slow moving inventories that were sold

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

during the quarter, reflect a $1.4 million charge to recognize liabilities for subcontractor inventories which are were excess to our backlog and estimated future sales and reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation. The results for third quarter include a $0.7 million charge to recognize liabilities for subcontractor inventories which are were excess to our backlog and estimated future sales offset by $0.4 million in accrual reversals from the resolution of various inventory-related liabilities with a subcontractor. The results from the fourth quarter of 2004 include a $1.5 million benefit from the reimbursement of legal fees by our insurance carriers, $0.5 million benefit from a customs audit and tax refund, and a $0.7 million foreign currency gain.

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