Form 10-Q
period 2005-03-31
MICROTUNE INC
filed 2005-05-02
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 22, 2005, approximately 51,999,758 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Microtune, Inc.

FORM 10-Q

March 31, 2005

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on Form 10-Q, we make forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

PART I.

Financial Information

Item 1. Financial Statements

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,568	$34,515
Short-term investments	61,953	44,460
Accounts receivable, net	6,242	5,738
Inventories	6,220	7,095
Other current assets	1,362	1,607

Total current assets	88,345	93,415
Property and equipment, net	5,293	5,536
Long-term investments	3,561	3,587
Intangible assets, net	1,334	2,008
Other assets and deferred charges	2,050	209

Total assets	$100,583	$104,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,216	$5,498
Accrued compensation	1,438	1,557
Accrued expenses	2,198	3,009
Deferred revenue	—	17

Total current liabilities	7,852	10,081
Other non-current liabilities	30	29
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized – 25,000 shares; issued and outstanding shares – none	—	—
Common stock, $0.001 par value Authorized – 150,000 shares; issued and outstanding shares – 51,990 and 51,953 respectively	52	52
Additional paid-in capital	437,615	437,539
Unearned stock compensation	(158)	(176)
Accumulated other comprehensive loss	(1,094)	(1,061)
Accumulated deficit	(343,714)	(341,709)

Total stockholders’ equity	92,701	94,645

Total liabilities and stockholders’ equity	$100,583	$104,755

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenue	$12,181	$11,039
Cost of revenue	5,815	5,923

Gross margin	6,366	5,116
Operating expenses:
Research and development:
Stock option compensation	16	178
Other	3,987	3,384

	4,003	3,562
Selling, general and administrative:
Stock option compensation	2	80
Other	4,100	8,243

	4,102	8,323
Restructuring	—	111
Amortization of intangible assets	674	1,066

Total operating expenses	8,779	13,062

Loss from operations	(2,413)	(7,946)
Other income (expense):
Interest income	505	215
Foreign currency gains (losses), net	(110)	(1,208)
Other	56	309

Loss before provision for income taxes	(1,962)	(8,630)
Income tax expense	43	100

Net loss	$(2,005)	$(8,730)

Basic and diluted loss per common share	$(0.04)	$(0.17)

Weighted-average shares used in computing basic and diluted loss per common share	51,977	51,399

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(2,005)	$(8,730)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	514	662
Amortization of intangible assets	674	1,066
Non-cash restructuring costs	—	(2)
Foreign currency losses, net	110	1,208
Stock option compensation	18	258
Gain on sale of property and equipment	(49)	(264)
Changes in operating assets and liabilities:
Accounts receivable, net	(504)	(770)
Inventories	875	942
Other assets	(1,596)	728
Accounts payable	(1,282)	(2,402)
Accrued expenses	(828)	(1,081)
Accrued compensation	(119)	153
Other liabilities	1	(2)

Net cash used in operating activities	(4,191)	(8,234)
Investing activities:
Purchases of property and equipment	(273)	(72)
Proceeds from sale of assets	51	317
Proceeds from sale of available-for-sale investments	7,500	9,000
Purchase of available-for-sale investments	(25,000)	—
Acquisition of intangible assets	—	(47)

Net cash provided by (used in) investing activities	(17,722)	9,198
Financing activities:
Proceeds from issuance of common stock	76	263
Proceeds from loans receivable from stockholders	—	25
Other, net	—	(5)

Net cash provided by financing activities	76	283
Effect of foreign currency exchange rate changes on cash	(110)	(1,208)

Net increase (decrease) in cash and cash equivalents	(21,947)	39
Cash and cash equivalents at beginning of period	34,515	22,637

Cash and cash equivalents at end of period	$12,568	$22,676

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2005

(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. began operations in August 1996. We operate in a single industry segment: designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide consumer electronics/broadband communications and transportation electronics market.

General

The accompanying unaudited financial statements as of and for the first quarter of 2005 and 2004 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2005 and 2004 have been made. Results of operations for the first quarter of 2005 and 2004 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the consumer electronics/broadband communications and transportation electronics markets, on a few significant customers, on third party manufacturers and subcontractors, on third party distributors in certain markets, and on the successful development of products and marketing of new products. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations, intellectual property litigation, other litigation costs and product warranty liability and line down clauses.

Consolidation

Our Unaudited Consolidated Financial Statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments

Our investments are comprised of high-quality securities in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our short-term investments, which consist of corporate debt securities and other debt securities issued by U.S. government and state agencies, including auction-rate securities, include $57.0 million of available-for-sale investments and $5.0 million of held-to-maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. Our long-term investments, which consist of debt securities issued by U.S. government agencies, are classified as held-to-maturity and are due within 2 years from March 31, 2005. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At March 31, 2005, our investments had unrealized losses of approximately $0.1 million and were in a continuous loss position for less than one year.

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

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and customer base, have been recorded as the result of our business or asset acquisitions. The remaining unamortized intangible assets are being amortized on the straight-line basis over 3 years.

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or business center. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers, other than certain limited stock rotation rights discussed below.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2005 and 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million and $0.3 million, respectively.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the first quarter of 2005 and 2004, we recognized 6% and 12% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped, title has transferred to our customer and the earnings process is complete, we recognize revenue. At March 31, 2005, we had no deferred revenue as a result of customer prepayments. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2004.

We grant limited stock rotation rights for conforming product to certain distributors for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors but subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

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

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of sales.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Gains and Losses

Our functional currency is the U.S. dollar. The impact from the re-measurement of accounts not denominated in U.S. dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency losses, net were $0.1 million and $1.2 million for the first quarter of 2005 and 2004, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2005 and December 31, 2004.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options and restricted stock subject to repurchase rights and employee stock purchase plan options. All potentially dilutive common equivalent shares are anti-dilutive and were excluded from diluted loss per common share for the first quarter of 2005 and 2004.

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings (loss) per share (in thousands):

	March 31,
	2005	2004
Stock options	6,777	6,563
Restricted common stock	—	7
Employee stock purchase plan	154	60

Total anti-dilutive securities excluded	6,931	6,630

Stock-Based Compensation

At March 31, 2005, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through March 31, 2005, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with deemed exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. Stock option compensation expense was insignificant in the first quarter of 2005. In the first quarter of 2004, under the provisions of APB No. 25, we recorded stock option compensation expense of approximately $0.3 million. Stock option compensation is deferred and amortized as a charge to operations over the vesting period of the related options. As of March 31, 2005 and December 31, 2004, unearned deferred stock compensation was $0.2 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at March 31, 2005.

During the quarter ended March 31, 2005, we granted our employees approximately 92,000 stock options with exercise prices ranging from $4.48 to $5.31 per share. The stock options generally vest over the next three to five years. In addition, we issued approximately 36,000 shares of common stock upon exercise of stock options by employees pursuant to our stock-based compensations plans during the quarter ended March 31, 2005.

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

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(2,005)	$(8,730)
Add stock compensation expense recorded under the intrinsic value method	18	258
Less pro forma stock compensation expense computed under the fair value method	(1,385)	(2,746)

Pro forma net loss	$(3,372)	$(11,218)

Basic and diluted pro forma loss per common share	$(0.06)	$(0.22)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As recently amended, the effective date of SFAS 123R is the beginning of the first fiscal year beginning after June 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. We believe adopting this amendment will have a material impact on our consolidated results of operations and would approximate the impact of applying SFAS No. 123 as noted in the table above.

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

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use. We expect that the adoption of SFAS 123R on January 1, 2006 will have a material impact on future operating results.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. We continually evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. At March 31, 2005, approximately 62% of our net accounts receivable were due from five of our customers. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net realizable receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. As a result, we have not recorded an allowance for doubtful accounts as of March 31, 2005.

We depend on third party foundries to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries and obtain integrated circuit products on a purchase order basis. The inability of a third party foundry to continue manufacturing our integrated circuits would have a material adverse effect on our operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship modules to customers in a timely manner. Our products are primarily manufactured in the U.S., Korea and the Philippines.

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we use TFS for nearly all assembly and calibration functions for our subsystem module solutions. TFS has informed us it intends to sell the facility in which our products are manufactured. If a buyer for the facility is not found or if TFS were unable to continue manufacturing our subsystem modules, there would be a material adverse effect on our operations.

Commitments and Contingencies

We are subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 7. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for office space in Plano, Texas an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. Our lease in Germany for our administrative, sales and marketing and research and development facility has an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 7.

2. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Gross accounts receivable	$6,384	$5,803
Deferred revenue	(142)	(65)

Accounts receivable, net	$6,242	$5,738

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$3,724	$4,188
Work-in-process	2,496	2,907

Total inventory	$6,220	$7,095

4. Intangible Assets

Amortization expense on intangible assets was $0.7 million and $1.1 million for the first quarter of 2005 and 2004, respectively.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	March 31, 2005		December 31, 2004
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	0.5	10,270	8,936	10,270	8,262
Other	—	4,308	4,308	4,308	4,308

Total		$14,578	$13,244	$14,578	$12,570

The following table sets forth the estimated future amortization of intangible assets as of March 31, 2005 (in thousands):

Year Ending December 31,
2005	$1,326
2006	8

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued non-cancelable purchase obligations	$481	$1,513
Accrued legal fees	360	195
Accrued payment for potential legal settlements	381	381
Other	976	920

Total accrued expenses	$2,198	$3,009

The accrued non-cancelable inventory purchase obligations relate to inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS, and non-cancelable orders to other subcontractors for inventories determined to be excess compared to current inventory levels, current backlog and estimated future sales. The accrued payment for potential litigation settlements relates to the estimated liability from the settlement agreements in our securities litigations. See Note 7. The accrued expenses are expected to be paid out during 2005.

6. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at March 31, 2005 and December 31, 2004 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2004, we had a net operating loss carryforward of approximately $174.9 million and an unused research and development credit carryforward of approximately $4.5 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for taxes during the first quarter of 2005 and 2004 consists of foreign income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

7. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we entered into an amendment to this lease extending the lease term an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of March 31, 2005 and including the April 2005 lease extension for office space in Plano, Texas, are as follows (in thousands):

Year Ending December 31,
2005	$829
2006	1,077
2007	879
2008	873
2009	880
Thereafter	7,761

$12,299

Rent expense for the first quarter of 2005 and 2004 was $0.3 million and $0.5 million, respectively.

Purchase Commitments

As of April 22, 2005, we had approximately $13.7 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of other’s intellectual property. As of March 31, 2005, we are unaware of any such claims by any of our customers.

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

Intellectual Property Litigation

On January 24, 2001, we filed a lawsuit alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Broadcom Corporation. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringe our U.S. Patent No. 5,737,035 (‘035 patent). In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringes our patent. On March 20, 2003, a jury found that certain Broadcom products do infringe Microtune’s valid and enforceable patent and that the infringement was willful. An appeal of this verdict by Broadcom was dismissed under the terms of the settlement described below.

On April 24, 2003, Broadcom filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom alleged that their BCM3416 and BCM93416 reference design did not infringe the ‘035 patent. This case was dismissed under the terms of the settlement described below.

In addition to the cases discussed above, Microtune and Broadcom were parties to five other proceedings relating to patent infringement and anti-trust litigation which were all dismissed under the terms of the settlement described below. See our 2004 Annual Report on Form 10-K for a description of these proceedings.

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

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We responded to the examiner presenting our arguments that these rejected claims are patentable and should be confirmed. While we intend to vigorously defend the patentability of the ‘035 patent claims in this re-examination, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period. The settlement agreements discussed above have no impact on the USPTO re-examination.

Securities Litigation

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman, Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933, as amended (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

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

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except to the extent the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as Microtune. The Court set a hearing to consider final approval of the settlement for January 9, 2006.

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. The alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time.

On November 23, 2004, Microtune and the other defendants entered into a settlement agreement with the plaintiffs under which the defendants agreed to settle the consolidated lawsuit for $5,625,000, inclusive of plaintiffs’ attorneys’ fees and costs, in return for a full release of all claims and dismissal of the consolidated lawsuit. On April 4, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the securities class action litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement. The settlement is subject to appeal for thirty days from the date of final court approval.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the settlement amount, subject to Microtune’s 15% co-pay obligation. The settlement will not have a material impact on our business prospects, results of operations or financial condition. If the order of dismissal and final judgment is appealed, Microtune intends to vigorously defend the consolidated lawsuit.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit was styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they sought contribution and indemnification.

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, Microtune will pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and will adopt changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. On March 31, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the stockholder derivative litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

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

8. Stockholders’ Equity

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when an entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to an entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if an entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On March 31, 2005, 51,989,757 rights were outstanding.

9. Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $0.2 million and $(1.4) million for the first quarter of 2005 and 2004, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2005	2004
North America	$5,375	$4,185
Europe	2,182	2,010
Asia Pacific	4,595	4,562
Other	29	282

Total	$12,181	$11,039

Sales to Scientific-Atlanta and Asuspower for the benefit of ARRIS and Terayon accounted for approximately 26% and 11%, respectively, of consolidated net revenue for the first quarter of 2005. Sales to DaimlerChrysler and Panasonic accounted for approximately 11% and 10%, respectively, of consolidated net revenue for the first quarter of 2004. We recognized 6% of our net revenue upon receipt of payment from our customers for the first quarter of 2005. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 72% and 62% of our net revenue for the first quarter of 2005 and 2004, respectively.

The locations of property and equipment are summarized below (in thousands):

	March 31, 2005	December 31, 2004
North America	$3,866	$3,819
Europe	943	1,107
Asia Pacific	47	56
Other	437	554

Total	$5,293	$5,536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this quarterly report on Form 10-Q, we make forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our businesses and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (IC) and subsystem module solutions for the worldwide consumer electronics/broadband communications and transportation electronics markets. Our products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products, which include tuners, amplifiers and upconverters, are targeted for a range of applications, including handheld televisions; PC/TV multimedia products; cable TV set-top boxes; high-speed cable internet modems; analog, digital and high-definition televisions; in-car audio and video systems; and modems enabling cable-based digital phone services.

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

This market includes products that send and/or receive cable and terrestrial broadband signals. These products are designed for use in RF electronics from upconverters in the cable head-end to those in consumer devices, including handheld televisions; cable modems; cable telephony modems; analog, digital and high-definition televisions (including projection, Digital Light Processor (DLP), plasma and liquid crystal display (LCD) systems); VCRs; portable DVD players; digital and analog set-top boxes; digital personal video recorders; and PC/TV multimedia products.

•	Transportation Electronics

This market includes products targeted for mobile environments such as automobile and airline in-flight entertainment systems. Our transportation electronics products range from components for traditional AM/FM radios to components for emerging entertainment applications including in-car and in-flight video and HD radio™ (digital radio).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1 to our Unaudited Consolidated Financial Statements describes the significant accounting policies essential to our Unaudited Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the Notes to Unaudited Consolidated Financial Statements that contain additional information regarding our accounting policies and other disclosures.

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

Our revenue is recorded based on the facts currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall credit worthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditional on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers, other than certain limited stock rotation rights discussed below.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2005 and 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million and $0.3 million, respectively.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the first quarter of 2005 and 2004, we recognized 6% and 12% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped and title has transferred to our customer, we recognize revenue. At March 31, 2005, we had no deferred revenue as a result of customer prepayments. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2004.

We grant limited stock rotation rights for conforming product to certain distributors for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of sales is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors but subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

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

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or business center. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2005 and December 31, 2004.

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

Commitments and Contingencies

We are subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 7 to our Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for office space in Plano, Texas an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. Our lease in Germany for our administrative, sales and marketing and research and development facility has an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999.

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2005	2004
Net revenue	100%	100%
Cost of revenue	48	54

Gross margin	52	46
Operating expenses:
Research and development:
Stock option compensation	—	2
Other	33	30

	33	32
Selling, general and administrative:
Stock option compensation	—	1
Other	34	74

	34	75
Restructuring costs	—	1
Amortization of intangible assets and goodwill	5	10

Total operating expenses	72	118

Loss from operations	(20)	(72)
Other income (expense)	4	(6)

Loss before provision for income taxes	(16)	(78)
Income tax expense	—	1

Net loss	(16)%	(79)%

Comparison of the Three Months Ended March 31, 2005 and 2004

Net Revenue

Total net revenue for the first quarter of 2005 was $12.2 million, compared to $11.0 million for the first quarter of 2004, representing an increase of 10%. The increase for the first quarter of 2005 when compared to the same period of 2004 is due to increased sales of approximately $1.9 million in the broadband communications market relating primarily to silicon tuner shipments into cable set-top box applications partially offset by a decrease in digital TV module shipments. The increase for the first quarter of 2005 when compared to same period of 2004 is also partially offset by decreased sales of approximately $0.6 million in the transportation electronics market. In the first quarter of 2005 and 2004, revenue relating to shipments made in prior periods was $0.1 million and $0.2 million, respectively.

Sales to Scientific-Atlanta and Asuspower for the benefit of ARRIS and Terayon accounted for approximately 26% and 11%, respectively, of consolidated net revenue for the first quarter of 2005. Sales to DaimlerChrysler and Panasonic accounted for approximately 11% and 10%, respectively, of consolidated net revenue for the first quarter of 2004. We recognized 6% of our net revenue upon receipt of payment from our customers for the first quarter of 2005.

During the first quarter of 2004, the DaimlerChrysler subsidiary to which we sold AM/FM tuner modules was purchased by a competitor. Our final shipments to DaimlerChrylser occurred during the fourth quarter of 2004.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 72% and 62% of our net revenue for the first quarter of 2005 and 2004, respectively.

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

Cost of revenue as a percentage of net revenue was 48% and 54% for the first quarter of 2005 and 2004, respectively. The decrease in cost of revenue for the first quarter of 2005 when compared to the first quarter of 2004 is primarily the result of increased sales of our silicon-based products as a percentage of total sales, which have a lower cost of revenue than the mix of products sold in the first quarter of 2004, and fewer inventory-related charges in the first quarter of 2005 as compared to the first quarter of 2004, which included $0.4 million in various inventory-related liabilities with a subcontractor. Our cost of revenue for the first quarter of 2005 and 2004 did not include approximately $0.2 million and $0.5 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess.

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

Research and development expenses, including non-cash stock compensation, for the first quarter of 2005 and 2004 were $4.0 million, or 33% of net revenue, and $3.6 million, or 32% of net revenue, respectively. The increase in research and development expenses is due primarily to an increase in development projects and related prototyping expenses for new silicon products. Stock option compensation related to research and development was insignificant for the first quarter of 2005 and $0.2 million for the first quarter of 2004.

Selling, General and Administrative

Selling, general and administrative expenses include our personnel-related expenses for administrative, finance, human resources, marketing and sales, information technology and legal departments, and include expenditures related to legal, public relations and financial advisors. These expenses also include promotional and marketing costs, sales commissions, shipping costs to customers and provisions for doubtful accounts.

Selling, general and administrative expenses, including non-cash stock compensation, for the first quarter of 2005 and 2004 were $4.1 million, or 33% of net revenue, and $8.3 million, or 75% of net revenue, respectively. The decrease for the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to an approximate $3.0 million decrease in legal expenses in the first quarter of 2005 as compared to the first quarter of 2004 due to the settlement of our intellectual property litigation in June 2004, decreased activity in our ongoing SEC investigation, decreased activity in our shareholder and derivative lawsuits, and a $0.3 million reimbursement of legal expenses from our insurance carriers. See Part II Item 1, “Legal Proceedings”. Our directors’ and officers’ liability insurance also decreased approximately $0.9 million for the first quarter of 2005 as compared to the first quarter of 2004 as a result of a reduced annual premium effective September 2004. Stock option compensation related to selling, general and administrative was insignificant for the first quarter of 2005 and $0.1 million for the first quarter of 2004.

Amortization of Intangible Assets

Amortization of intangible assets for the first quarter of 2005 and 2004 was $0.7 million and $1.1 million, respectively. Amortization of intangible assets in the first quarter of 2005 results principally from our acquired patents and will be nearly fully amortized by the fourth quarter of 2005.

Restructuring Costs

We incurred no restructuring costs for the first quarter of 2005. Restructuring costs for the first quarter of 2004 were $0.1 million relating primarily to the closure of our San Diego design center during the fourth quarter of 2003. All restructuring efforts were completed in 2004 and we currently expect no restructuring costs in 2005.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the first quarter of 2005 and 2004 was $0.5 million and $0.2 million, respectively. The increase in interest income is mainly due to our higher cash and cash equivalents and investment balances and increased interest rates for the first quarter of 2005 as compared to the first quarter of 2004.

Our functional currency is the U.S. Dollar. The impact from the remeasurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency losses, net were $0.1 million and $1.2 million for the first quarter of 2005 and 2004, respectively, resulting primarily from exchange rate fluctuations between the U.S. Dollar and the Euro.

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

The provision for taxes during first quarter of 2005 and 2004 consists of foreign income taxes.

Liquidity and Capital Resources

As of March 31, 2005, we had net working capital of $80.5 million, including $12.6 million of cash and cash equivalents. We had $62.0 million and $3.6 million of short-term and long-term investments, respectively. At December 31, 2004, we had working capital, cash and cash equivalents, short-term investments and long-term investments of $83.3 million, $34.5 million, $44.5 million and $3.6 million, respectively. We consider highly liquid investments with original maturities of three months or less to be cash equivalents. We generally consider investments with maturities greater than three months but less than twelve months to be short term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other securities issued by U.S. government and state agencies, including auction-rate securities, are comprised of high-quality securities in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. In the aggregate, our cash, cash equivalents and short-term and long-term investments declined by approximately $4.5 million during the first quarter of 2005 as a result of our continued operating losses and a $2.0 million payment for a multi-year licensing agreement for engineering design and simulation software entered into in the normal course of business during the fourth quarter of 2004.

Operating activities used $4.2 million in cash during the first quarter of 2005 compared to $8.2 million for the first quarter of 2004. This decrease was primarily due to lower operating losses for the first quarter of 2005 as compared to the first quarter of 2004. Our accounts receivable days sales outstanding were 46 at March 31, 2005 compared to 41 at March 31, 2004.

Investing activities used $17.7 million in cash during the first quarter of 2005 compared to generating $9.2 million during the first quarter of 2004. The primary use of funds in the first quarter of 2005 was the purchase of $25.0 million of available-for-sale investments offset by the sale of $7.5 million of available-for-sale investments to achieve more favorable interest rates. The primary source of funds in the first quarter of 2004 was the sale of $9.0 million of available-for-sale investments.

Financing activities provided $0.1 million and $0.3 million in cash during the first quarter of 2005 and 2004, respectively, consisting primarily of cash receipts from the exercise of employee stock options.

We expect our operating expenses in the foreseeable future, particularly research and development expenses and sales and marketing expenses, as well as planned capital expenditures, will constitute a use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Future Operating Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and foreign locations. In April 2005, we extended our operating lease for office space in Plano, Texas an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and short-term investments to fund such activities in the future.

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of March 31, 2005 and including the April 2005 lease extension for office space in Plano, Texas, are as follows (in thousands):

Year Ending December 31,
2005	$829
2006	1,077
2007	879
2008	873
2009	880
Thereafter	7,761

$12,299

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of other’s intellectual property. As of March 31, 2005, we are unaware of any such claims by any of our customers.

Purchase Commitments

As of April 22, 2005, we had approximately $13.7 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

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

Although the consumer electronics/broadband communications market has grown in the past, it may not grow in the future or a significant market slowdown may occur. Further, the market segments we serve, in particular the cable set-top box, cable modem, cable telephony, digital TV, PC-TV, and handheld TV markets may not grow at a rate sufficient for us to achieve and sustain profitability. Because of the intense competition in the consumer electronics/broadband communications market, the unproven technology of many products addressing the market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the overall RF product market. In addition, the consumer electronics/broadband communications market is transitioning from analog to digital, as well as expanding to new services, such as interactive television; handheld television and on-demand services. The future growth of the RF product market is partially dependent upon the market acceptance of products and technologies addressing the consumer electronics/broadband communications market, and there is no assurance that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, we may not be able to generate sufficient revenue to become successful.

We face intense competition in the consumer electronics/broadband communications and RF tuner markets, which could reduce our market share in existing markets and affect our ability to enter new markets.

The markets we compete in are intensely competitive. This competition has resulted and may continue to result in declining average selling prices for our RF products. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable modem, PC/TV, set-top box, cable telephony, handheld TV, digital TV and transportation markets. We compete primarily with tuner module manufacturers such as Alps, Philips Electronics, Samsung, and Thomson, with semiconductor companies such as Anadigics, Analog Devices, Broadcom, Freescale, LSI Logic, Maxim, Philips Semiconductors, RFMagic, ST Microelectronics, Texas Instruments, Xceive and Zarlink and potentially with new start-up companies. Broadcom, in particular, is shipping a silicon tuner product that competes with our tuner products in the broadband cable markets. Several of our competitors have broader product and service offerings and could bundle their competitive tuner products with their other products and services.

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

Consolidation by industry participants, including, in some cases, acquisitions of some of our customers, suppliers or partners by our competitors, or acquisitions of our competitors by our customers, suppliers or partners, could create entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. Some of our suppliers or partners offer or may offer products that compete with our RF products. Depending on the participants, industry consolidation could significantly and adversely affect our current markets, the markets we are seeking to serve and our ability to compete successfully in those markets, thereby harming our results of operations. During the first quarter of 2004, the DaimlerChrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. Our final shipments to DaimlerChrylser occurred during the fourth quarter of 2004.

If we do not anticipate and adapt to evolving industry standards in the RF tuner and consumer electronics/broadband communications markets, or if industry standards develop more slowly than expected, our products could become obsolete and we could lose market share.

Products for consumer electronics/broadband communications applications often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with the evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which can harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Further, if new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete.

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

Some of our target market segments, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line (DSL) technology. Many of these technologies compete effectively with cable modem and cable telephony services. If any of these competing technologies are more reliable, faster, less expensive, reach more customers or have other advantages over RF broadband technology, the demand for our RF products and, as a result, our revenue may decrease.

Our research and development efforts are critical to our business and may not be successful. Our future operating results may be negatively affected as a result.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets, including handheld TV; our ability to introduce these products in a cost-effective and timely manner; and our ability to meet customer specifications and convince leading manufacturers to select these products for design into their new products. The development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Under some circumstances, we have failed. For example, our Bluetooth products never gained wide market acceptance.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality agreements and procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors also may be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent, as do the laws of the U.S., increasing the possibility of piracy of our technology and products. Although we intend to defend vigorously our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

We have been involved in litigation and may become involved in litigation in the future to protect our intellectual property or defend against allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights either through litigation or a petition for USPTO re-examination initiated by a competitor. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	ceasing the sale of our products that practice the asserted intellectual property of third parties;

•	obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on commercially reasonable terms, if at all; or

•	redesigning those products that infringe intellectual property of third parties.

As a result, the expense associated with intellectual property litigation, management’s and engineering staff’s diversion from daily operation of our business caused by such litigation, and any legal limitation placed upon our products and/or our business related to such litigation may have a material and negative impact on our business and our financial results.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish their validity. Even if we successfully assert our intellectual property against a competitor in litigation, our patents may be attacked through a USPTO re-examination, which cannot be settled by the mutual agreement of the parties. For example, despite the settlement of all of our outstanding patent litigation with a competitor in the second quarter of 2004, we must continue to prosecute the validity of our ‘035 patent in the re-examination proceedings initiated by that competitor. If we are unsuccessful in such claims, others will be able to compete directly against us, which would materially, adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us, or one of our customers, could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

Our ability to sell our RF products may suffer if any third party claims that we or our customers infringe on their intellectual property are determined to be valid, or if any of our issued patents are proven to be invalid.

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

We may be unsuccessful in developing non-infringing products or negotiating licenses upon commercially reasonable terms. These problems might not be resolved in time to avoid harming our results of operations or may never be resolved.

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

We have derived a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer could significantly harm our revenue. Sales to Scientific-Atlanta and Asuspower for the benefit of ARRIS and Terayon accounted for approximately 26% and 11%, respectively, of consolidated net revenue for the first quarter of 2005. Sales to DaimlerChrysler and Panasonic accounted for approximately 11% and 10%, respectively, of consolidated net revenue for the first quarter of 2004. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 72% and 62% of our net revenue for the first quarter of 2005 and 2004, respectively. We believe that our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer or a reduction in our sales to any key customer could harm our revenue and consequently our financial condition. During the first quarter of 2004, the DaimlerChrysler subsidiary to which we sell AM/FM tuner modules was purchased by a competitor. Our final shipments to DaimlerChrylser occurred during the fourth quarter of 2004.

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

As part of our routine business, we extend credit to our customers and invoice them for goods. At March 31, 2005, approximately 62% of our net accounts receivable were due from five of our customers. While customers may have the ability to pay on the date of shipment, or we believe customers have the ability to pay on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

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

Net revenue from outside of North America was 56% and 62% for the first quarter of 2005 and 2004, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

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

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. Such a penalty could be large and, if incurred, could severely harm our financial results. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of other’s intellectual property. Such a penalty could be large and, if incurred, could severely harm our financial results.

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

A significant portion of our international revenue and expenses are denominated in foreign currencies and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, we recognized a foreign currency exchange loss of approximately $0.1 million in the first quarter of 2005. We expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. We may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

Our cash reserves may prove insufficient to sustain our business. Additionally, there is no guarantee our insurance coverages, including our directors’ and officers’ liability insurance, are sufficient to protect us, or that we will be able to obtain such insurance in the future.

Currently, our expenses exceed our cash receipts, and we expect this trend to continue. Although there can be no assurance, we believe that our current balances of cash and cash equivalents and investments will provide adequate liquidity to fund our operations for the foreseeable future. Additionally, directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made or defense costs incurred if securities litigation is filed against us in the future. We also purchase various insurance policies to cover specifically designated risks in varying amounts. There is no guarantee that when a claim arises under any of the covered risks that our coverage will be sufficient to cover the entire claim or that any specific claim will be covered, even in part, by insurance. Also, there can be no guarantee that we will be able to obtain insurance in the future. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business.

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

The majority of our subsystem module solutions manufacturing operations are subcontracted to TFS. Such operations are conducted at a single facility in Manila, Philippines, which TFS has announced it intends to sell. If TFS is unable to sell the Manila facility, we will be required to move to an alternative manufacturing facility operated by TFS or engage a new subcontractor. The disruption caused by seeking and moving the manufacture of our products to an alternate facility or subcontractor could result in delays in our ability to deliver products to our customers, customer loss, and customer enforcement of contractual “line down” clauses subjecting us to high litigation costs and settlement payments, which would have a material negative impact on our business operations and our financial results. Additionally, there is no guarantee that a new manufacturing facility or subcontractor will supply products at the same cost as TFS’ Manila facility, which would have a negative impact on our financial results.

If TFS is successful in selling its Manila facility or if we move the manufacture of our products to an alternate facility or subcontractor, we would still be exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. Such risks include labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. If we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements, which could cause a significant delay in our ability to deliver our products, resulting in customer loss and customer enforcement of contractual “line down” clauses subjecting us to high litigation costs and settlement payments. Additionally, our subcontractor could elect to close its production facility or require us to move to another production facility or subcontractor. Any resulting delay could result in increased expense and costs and could have a negative impact on our business operations and our financial results.

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

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany and sales offices in Japan, Taiwan, China and Korea. Other than IBM, ISE and BridgePoint, substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the U.S., imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

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

Pursuant to our Proxy Statement filed on April 27, 2005, our board of directors has recommended that our stockholders approve certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws that, if approved, would have the effect of declassifying our board of directors.

We have been the target of several securities fraud class action complaints and are at risk of future securities class action litigation. Future litigation could result in substantial costs to us, drain our resources and divert our management’s attention.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints: Berger v. Goldman, Sachs & Co., Inc. et al.; Atlas v. Microtune et al.; and Ellis Investments Ltd. v. Goldman, Sachs & Co., Inc. et al. The complaints are brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The Atlas complaint names as defendants Microtune; Douglas J. Bartek, our former Chairman and Chief Executive Officer; Everett Rogers, our former Chief Financial Officer and Vice President of Finance and Administration; and several investment banking firms that served as underwriters of our initial public offering. Microtune, Mr. Bartek and Mr. Rogers were served with notice of the Atlas complaint on August 22, 2001, however, they have not been served regarding the other referenced complaints. The Berger and Ellis Investment Ltd. complaints assert claims against the underwriters only. The complaints were consolidated and amended on May 29, 2002. The amended complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933, as amended (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific amount of damages is claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the 1933 Act Claims. The Court did not dismiss the 1934 Act Claims against us and other issuers and underwriters.

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

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except to the extent the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as Microtune. The Court set a hearing to consider final approval of the settlement for January 9, 2006.

Class Action Litigation

Beginning in February 2003, Microtune, our former Chairman of the Board and Chief Executive Officer, Douglas J. Bartek, our former Chief Financial Officer and Vice-President of Finance and Administration, Everett Rogers, our former President and Chief Operating Officer, William L. Housley, and our former Chief Financial Officer and former General Counsel, Nancy A. Richardson, were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits allege violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits include that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations include that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. The alleged misrepresentations and omissions include, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time.

On November 23, 2004, Microtune and the other defendants entered into a settlement agreement with the plaintiffs under which the defendants agreed to settle the consolidated lawsuit for $5,625,000, inclusive of plaintiffs’ attorneys’ fees and costs, in return for a full release of all claims and dismissal of the consolidated lawsuit. On April 4, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the securities class action litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement. The settlement is subject to appeal for thirty days from the date of final court approval.

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the settlement amount, subject to Microtune’s 15% co-pay obligation. The settlement will not have a material impact on our business prospects, results of operations or financial condition. If the order of dismissal and final judgment is appealed, Microtune intends to vigorously defend the consolidated lawsuit.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune. The derivative lawsuits were consolidated on January 5, 2004, and the consolidated suit was styled in re Microtune, Inc. Derivative Litigation, Master File No. 4:03CV409 (derivative litigation). The plaintiffs alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they sought contribution and indemnification.

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, Microtune will pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and will adopt changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. On March 31, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the stockholder derivative litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As recently amended, the effective date of SFAS 123R is the beginning of the first fiscal year beginning after June 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. This change in accounting treatment will materially and adversely affect our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 to our Unaudited Consolidated Financial Statements.

Investor confidence and share value may be adversely impacted if we are unable to file all required reports with the Securities and Exchange Commission in a timely manner.

Our ability to file the required reports in a timely manner with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and annual reports on Form 10-K, could be impacted by the following events:

•	loss of key management or finance and accounting personnel;

•	technical issues with our enterprise resource planning software and other financial reporting tools;

•	delays in the review of our quarterly results and audit of our annual results by our outside auditors;

•	unexpected change of our outside audit firm;

•	significant acquisitions or mergers;

•	disposition of a business segment; and

•	Acts of God; force majeure.

This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares. Additionally, this could result in the delisting of our stock from the Nasdaq National Market and subsequent quoting of our stock on the “pink sheets”, hindering liquidity of our stock and increasing trading fees to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, differing tax structures, and other regulations and restrictions. More detailed information concerning market risk is contained in our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II .

Other Information

Item 1. Legal Proceedings

The information set forth under Legal Proceedings under Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 6. Exhibits

10.1(1) *	Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio dated November 22, 2004.

10.2(1)	Stipulation and Agreement of Settlement between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson dated November 23, 2004.

10.3(1) *	Supplemental Agreement to the Stipulation and Agreement of Settlement between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson dated November 23, 2004.

10.4(1) *	Addendum to Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio dated January 9, 2005.

10.5(1)	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson dated January 10, 2005.

10.6(1)	Amendment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant dated January 13, 2005.

10.7(1)	Change of Control Agreement between Phillip D. Peterson and the Registrant dated January 20, 2005.

10.8(1)	Indemnification Agreement between Albert H. Taddiken and the Registrant dated February 10, 2005.

10.9(1)	Indemnification Agreement between Robert S. Kirk and the Registrant dated February 10, 2005.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 11, 2005.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2005

/s/ JAMES A. FONTAINE
James A. Fontaine Chief Executive Officer