Form 10-Q
period 2005-06-30
MICROTUNE INC
filed 2005-08-01
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 22, 2005, approximately 52,289,000 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

MICROTUNE, INC.

FORM 10-Q

June 30, 2005

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

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this quarterly report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Factors Affecting Future Results of Operations and Stock Price” below and in our other filings with the United States Securities and Exchange Commission. We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,323	$34,515
Short-term investments	65,568	44,460
Accounts receivable, net	6,065	5,738
Inventories	8,048	7,095
Other current assets	1,316	1,607

Total current assets	91,320	93,415
Property and equipment, net	4,870	5,536
Long-term investments	1,975	3,587
Intangible assets, net	659	2,008
Other assets and deferred charges	1,902	209

Total assets	$100,726	$104,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,237	$5,498
Accrued compensation	1,456	1,557
Accrued expenses	1,459	3,009
Deferred revenue	14	17

Total current liabilities	8,166	10,081
Other non-current liabilities	30	29
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized – 25,000 shares; issued and outstanding shares – none	—	—
Common stock, $0.001 par value Authorized – 150,000 shares; issued and outstanding shares – 52,209 and 51,953, respectively	52	52
Additional paid-in capital	437,974	437,539
Unearned stock compensation	(120)	(176)
Accumulated other comprehensive loss	(1,065)	(1,061)
Accumulated deficit	(344,311)	(341,709)

Total stockholders’ equity	92,530	94,645

Total liabilities and stockholders’ equity	$100,726	$104,755

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$13,487	$13,470	$25,668	$24,509
Cost of revenue	5,785	7,917	11,600	13,840

Gross margin	7,702	5,553	14,068	10,669
Operating expenses:
Research and development	3,904	3,983	7,907	7,545
Selling, general and administrative	4,251	7,882	8,353	16,205
Restructuring costs	—	(12)	—	99
Amortization of intangible assets	674	1,069	1,348	2,135

Total operating expenses	8,829	12,922	17,608	25,984

Loss from operations	(1,127)	(7,369)	(3,540)	(15,315)
Other income (expense):
Interest income	583	190	1,088	405
Foreign currency gains (losses), net	(107)	558	(217)	(650)
Settlement of patent and anti-trust litigation	—	22,500	—	22,500
Other	33	268	89	577

Income (loss) before income taxes	(618)	16,147	(2,580)	7,517
Income tax expense (benefit)	(21)	101	22	201

Net income (loss)	$(597)	$16,046	$(2,602)	$7,316

Net income (loss) per common share:
Basic	$(0.01)	$0.31	$(0.05)	$0.14

Diluted	$(0.01)	$0.30	$(0.05)	$0.14

Weighted-average common shares outstanding:
Basic	52,126	51,467	52,052	51,369

Diluted	52,126	53,706	52,052	53,235

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$(2,602)	$7,316
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,021	1,286
Amortization of intangible assets	1,348	2,135
Non-cash restructuring costs	—	(35)
Foreign currency losses, net	217	650
Stock option compensation	56	508
Gain on sale of property and equipment	(49)	(265)
Allowance for uncollectible accounts receivable	—	18
Changes in operating assets and liabilities:
Accounts receivable, net	(327)	(1,755)
Inventories	(953)	(966)
Other assets	(1,402)	1,959
Accounts payable	(261)	1,309
Accrued expenses	(1,553)	602
Accrued compensation	(101)	143
Other liabilities	1	(281)

Net cash provided by (used in) operating activities	(4,605)	12,624
Investing activities:
Purchases of property and equipment	(356)	(283)
Proceeds from sale of assets	51	318
Proceeds from sale of available-for-sale investments	10,500	14,200
Purchase of available-for-sale investments	(30,000)	(8,620)
Acquisition of intangible assets	—	(114)

Net cash provided by (used in) investing activities	(19,805)	5,501
Financing activities:
Proceeds from issuance of common stock	435	523
Proceeds from loans receivable from stockholders	—	30
Other, net	—	(5)

Net cash provided by financing activities	435	548
Effect of foreign currency exchange rate changes on cash	(217)	(650)

Net increase (decrease) in cash and cash equivalents	(24,192)	18,023
Cash and cash equivalents at beginning of period	34,515	22,637

Cash and cash equivalents at end of period	$10,323	$40,660

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. began operations in August 1996. We operate in a single industry segment: designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide consumer electronics/broadband communications and transportation electronics markets.

General

The accompanying unaudited financial statements as of and for the second quarter and first half of 2005 and 2004 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the second quarter and first half of 2005 and 2004 have been made. Results of operations for the second quarter and first half of 2005 and 2004 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide consumer electronics/broadband communications and transportation electronics markets, on a few significant customers, on third party manufacturers and subcontractors, on third party distributors in certain markets, and on the successful development and marketing of new products in new and existing markets. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liability and line down clauses.

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

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

Investments

Our investments are comprised of high-quality securities in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our short-term investments, which consist of corporate debt securities and other debt securities issued by U.S. government and state agencies, including auction-rate securities, include $59.0 million of available-for-sale investments and $6.6 million of held-to-maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. Our long-term investments, which consist of debt securities issued by U.S. government agencies, are classified as held-to-maturity and are due within 2 years from June 30, 2005. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At June 30, 2005, our investments had unamortized discounts of approximately $0.1 million which will be fully amortized within 2 years.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the second quarter and first half of 2005 and 2004 were insignificant. No allowance was recorded as of June 30, 2005 and December 31, 2004.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for the second quarter and first half of 2005 was a credit to cost of sales of approximately $0.2 million and $0.1 million, respectively.

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

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2005, the sales value of products shipped for which revenue was deferred was insignificant. At June 30, 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the second quarter of 2005 and 2004, we recognized 8% and 4% of our net revenue upon receipt of payment, respectively. In the first half of 2005 and 2004, we recognized 7% and 8% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped, title has transferred to our customer and the earnings process is complete, we recognize revenue. At June 30, 2005 and December 31, 2004, deferred revenue as a result of customer prepayments was insignificant.

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

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of sales.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Gains and Losses

Our functional currency is the U.S. dollar. The impact from the re-measurement of accounts not denominated in U.S. dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net were $(0.1) million and $0.6 million for the second quarter of 2005 and 2004, respectively. Foreign currency gains (losses), net were $(0.2) million and $(0.7) million for the first half of 2005 and 2004, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at June 30, 2005 and December 31, 2004.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock subject to repurchase rights and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the second quarter and first half of 2005.

Our computation of earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(597)	$16,046	$(2,602)	$7,316

Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	52,126	51,467	52,052	51,369
Weighted average dilutive potential common shares:
Stock options	—	2,191	—	1,825
Restricted common stock	—	4	—	5
Employee stock purchase plan	—	44	—	36

Weighted average common and dilutive potential common shares	52,126	53,706	52,052	53,235

Diluted earnings (loss) per common share:
Net income (loss)	$(0.01)	$0.30	$(0.05)	$0.14

Basic earnings (loss) per common share:
Net income (loss)	$(0.01)	$0.31	$(0.05)	$0.14

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings (loss) per share (in thousands):

	June 30,
	2005	2004
Stock options	9,635	488
Restricted common stock	—	—
Employee stock purchase plan	105	—

Total anti-dilutive securities excluded	9,740	488

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

Stock-Based Compensation

At June 30, 2005, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through June 30, 2005, there have been no significant grants to non-employees.

Stock option compensation expense results from grants of stock options with exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. Stock option compensation expense was insignificant in the second quarter and first half of 2005. In the second quarter and first half of 2004, under the provisions of APB No. 25, we recorded stock option compensation expense of approximately $0.3 million and $0.5 million, respectively. Stock option compensation is deferred and amortized as a charge to operations over the vesting period of the related options. As of June 30, 2005 and December 31, 2004, unearned deferred stock compensation was $0.1 million and $0.2 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at June 30, 2005.

During the second quarter of 2005, we granted our employees approximately 2.9 million stock options with exercise prices ranging from $3.60 to $4.79 per share. The majority of these options were granted as a result of our annual review of employee compensation. The stock options generally vest over the next three to five years. In addition, we issued approximately 49,000 shares of common stock upon exercise of stock options by employees pursuant to our stock-based compensations plans during the second quarter of 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(597)	$16,046	$(2,602)	$7,316
Add stock compensation expense recorded under the intrinsic value method	38	250	56	508
Less pro forma stock compensation expense computed under the fair value method	(1,114)	(1,148)	(2,499)	(3,894)

Pro forma net income (loss)	$(1,673)	$15,148	$(5,045)	$3,930

Pro forma net income (loss) per common share:
Basic	$(0.03)	$0.29	$(0.10)	$0.08

Diluted	$(0.03)	$0.28	$(0.10)	$0.07

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As recently amended, the effective date of SFAS No. 123R is the beginning of the first fiscal year beginning after June 15, 2005, which is first quarter of 2006 for calendar year companies, although early adoption is allowed. We believe adopting this amendment will have a material impact on our consolidated results of operations and would approximate the impact of applying SFAS No. 123 as noted in the table above.

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS No. 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use. We expect that the adoption of SFAS No. 123R on January 1, 2006 will have a material impact on future operating results.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on investments.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers internationally, principally in Asia Pacific and Europe. We continually evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. At June 30, 2005, approximately 68% of our net accounts receivable were due from five of our customers. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net realizable receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. As a result, we have not recorded an allowance for doubtful accounts as of June 30, 2005.

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

We sold assets related to our Manila operations to Three-Five Systems (TFS) on March 27, 2003, and we used TFS for nearly all assembly and calibration functions for our subsystem module solutions from that time until June 2005. See Note 2 for discussion regarding our new subsystem module manufacturing partner. We expect to continue to use one provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our operations.

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for office space in Plano, Texas an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. Our lease in Germany for our administrative, sales and marketing and research and development facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 8.

2. Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaces TFS as our RF subsystem module manufacturing partner. The significant terms of the agreement are:

•	Ionics will manufacture, assemble and test our RF subsystem module solutions in its manufacturing facility in Manila, Philippines purchased from TFS on June 2, 2005;

•	Ionics will maintain, at its expense, our consigned equipment used in the manufacturing process;

•	We agreed on pricing terms for our current products, future pricing reductions for such products, and a pricing formula for our future products, taking into account our volume of activity with Ionics and Ionics’ cost of material, labor and overhead; and

•	We agreed that Ionics could, under certain circumstances, require us to repurchase raw material inventories.

As part of the Manufacturing Agreement, Ionics will manufacture our products on a purchase order basis. No purchase commitments were included in the agreement. The agreement has an initial term of five years and then automatically renews for successive one-year terms until terminated by either party by providing certain written notice at least one year prior to the end of the initial term or any renewal term.

On May 25, 2005, we entered into an Asset Purchase Agreement with TFS to purchase certain raw materials, work-in-process and finished goods inventories for approximately $1.7 million. This purchase was completed on June 3, 2005. The raw materials and work-in-process inventory will be used by Ionics to manufacture our RF subsystem module products in accordance with the Manufacturing Agreement described above. We expect the majority of the purchased inventory to be consumed in manufacturing our products and sold to customers in the near future.

As a condition to the closing of the above TFS Asset Purchase Agreement, we entered into a Termination and Mutual Release with TFS on June 3, 2005 whereby the TFS Manufacturing Agreement dated as of March 27, 2003, which governed the manufacturing of our subsystem module products, was terminated. We further released each other from all liabilities, obligations and claims arising out of our former business relationship. The Termination and Mutual Release relieves TFS of all of its warranty obligations under the TFS Manufacturing Agreement, however, we were compensated by TFS to assume any warranty liability for all subsystem module products produced by TFS and still covered under our warranties to our customers. We do not believe that this warranty liability will have a material impact on our financial results. In conjunction with the asset purchase transaction, the mutual release of claims and the provision for future warranty obligations, we recorded a credit to cost of sales of approximately $0.7 million in the second quarter of 2005.

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

3. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Gross accounts receivable	$6,109	$5,803
Deferred revenue	(44)	(65)

Accounts receivable, net	$6,065	$5,738

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Finished goods	$4,019	$4,188
Work-in-process	3,558	2,907
Raw materials	471	—

Total inventory	$8,048	$7,095

See Note 2 for discussion on the Asset Purchase Agreement with TFS.

5. Intangible Assets

Amortization expense on intangible assets was $0.7 million and $1.1 million for the second quarter of 2005 and 2004, respectively. Amortization expense on intangible assets was $1.3 million and $2.1 million for the first half of 2005 and 2004, respectively.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	June 30, 2005		December 31, 2004
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	0.25	10,270	9,611	10,270	8,262
Other	—	4,308	4,308	4,308	4,308

Total		$14,578	$13,919	$14,578	$12,570

The following table sets forth the estimated future amortization of intangible assets as of June 30, 2005 (in thousands):

Year Ending December 31,
2005	$655
2006	4

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Accrued non-cancelable purchase obligations	$272	$1,513
Accrued legal fees	180	195
Accrued payment for potential legal settlements	—	381
Other	1,007	920

Total accrued expenses	$1,459	$3,009

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels, current backlog and estimated future sales. The accrued expenses are expected to be paid during 2005.

7. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at June 30, 2005 and December 31, 2004 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2004, we had a net operating loss carryforward of approximately $174.9 million and an unused research and development credit carryforward of approximately $4.5 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for taxes during the first half of 2005 primarily consists of foreign income taxes. The provision for taxes during the first half of 2004 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. We believe that all income tax issues that have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on our financial position or future results of operations.

8. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we entered into an amendment to this lease extending the lease term an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of June 30, 2005 are as follows (in thousands):

Year Ending December 31,
2005	$589
2006	1,099
2007	879
2008	842
2009	848
Thereafter	7,394

$11,651

Rent expense for the second quarter of 2005 and 2004 was $0.3 million and $0.5 million, respectively. Rent expense for the first half of 2005 and 2004 was $0.6 million and $0.9 million, respectively.

Purchase Commitments

As of July 22, 2005, we had approximately $11.4 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of other’s intellectual property. As of June 30, 2005, we are unaware of any such claims by any of our customers.

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

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

Intellectual Property Litigation

From January 24, 2001 until June 13, 2004, Microtune and Broadcom Corporation were adverse parties in numerous litigation proceedings that related to patent infringement and anti-trust litigation. These proceedings were all dismissed under the terms of a settlement entered into on June 13, 2004. See our 2004 Annual Report on Form 10-K for a description of these proceedings and the settlement.

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of our U.S. Patent No. 5,737,035 (‘035 patent) that were previously determined to be valid by a U.S. federal court. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We responded to the examiner presenting our arguments that these rejected claims are patentable and should be confirmed. On June 20, 2005, the USPTO examiner issued a final office action, confirming certain claims of the ‘035 patent and rejecting others. While we continue to believe that the rejected claims are valid and intend to vigorously defend the patentability of the ‘035 patent claims and the finding of validity by the U.S. federal court, we are unable at this time to determine whether the outcome of this proceeding will have a material impact on the scope of the ‘035 patent or our business prospects in any future period. The settlement discussed above had no impact on the USPTO re-examination. Furthermore, the final outcome of the USPTO re-examination, whether beneficial or detrimental to us, will have no impact on the settlement discussed above.

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

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

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

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune was the subject of an investigation by the Securities and Exchange Commission (SEC). The investigation related directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003. On July 29, 2005, we announced that the SEC had accepted our previously submitted offer of settlement. Under the terms of the announced settlement, and without admitting or denying the SEC’s findings, we have consented to the entry of an order requiring us to cease and desist from committing or causing any violation or future violation of certain sections of the federal securities laws. The settlement does not require that we pay a penalty.

9. Stockholders’ Equity

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when an entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to an entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if an entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On June 30, 2005, 52,208,844 rights were outstanding.

10. Geographic Information and Significant Customers

Our headquarters and main design center is located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(0.8) million and $0.3 million for the second quarter of 2005 and 2004, respectively. Net income (loss) from foreign operations totaled $(0.6) million and $(0.9) million for the first half of 2005 and 2004, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
North America	$4,058	$5,326	$9,433	$9,511
Europe	2,510	2,104	4,692	4,114
Asia Pacific	6,919	6,037	11,514	10,599
Other	—	3	29	285

Total	$13,487	$13,470	$25,668	$24,509

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

Sales to Scientific-Atlanta, Asuspower, primarily for the benefit of ARRIS, Panasonic and Samsung Electro-Mechanics accounted for approximately 19%, 17%, 11% and 10%, respectively, of net revenue for the second quarter of 2005. Sales to Scientific-Atlanta and Sanmina-SCI, primarily for the benefit of Echostar accounted for approximately 16% and 11%, respectively, of net revenue for the second quarter of 2004. Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS accounted for approximately 23% and 14%, respectively, of net revenue for the first half of 2005. Sales to Scientific-Atlanta accounted for approximately 12% of net revenue for the first half of 2004. We recognized 8% and 7% of our net revenue upon receipt of payment from our customers for the second quarter of 2005 and first half of 2005, respectively. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 79% and 68% of our net revenue for the second quarter of 2005 and 2004, respectively, and 72% and 62% of our net revenue for the first half of 2005 and 2004, respectively.

The locations of property and equipment are summarized below (in thousands):

	June 30, 2005	December 31, 2004
North America	$3,542	$3,819
Europe	874	1,107
Asia Pacific	454	610

Total	$4,870	$5,536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. In addition to the other information in this quarterly report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Factors Affecting Future Results of Operations and Stock Price” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

The consumer electronics/broadband communications market is intensely competitive and the market historically has seen rapid changes in demand. We may not be able to fully capitalize on increasing demand as we do not own production facilities and must compete for production capacity. We could be impacted more negatively than some of our competitors during times of decreasing demand because we may not be the primary supplier to some of our customers. This market is characterized by long sales cycles with customers conducting significant evaluation, testing, implementation and acceptance procedures before purchasing product. This market is also characterized as having short product life cycles, due to rapid technological changes, resulting in rapidly decreasing average selling prices, making yield improvements and decreasing production costs for maturing products critical. The volatility of the consumer electronics/broadband communications market makes it difficult for us to discuss business trends or to predict future results.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2005, the sales value of products shipped for which revenue was deferred was insignificant. At June 30, 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the second quarter of 2005 and 2004, we recognized 8% and 4% of our net revenue upon receipt of payment, respectively. In the first half of 2005 and 2004, we recognized 7% and 8% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, once the product is shipped, title has transferred to our customer and the earnings process is complete, we recognize revenue. At June 30, 2005 and December 31, 2004, deferred revenue as a result of customer prepayments was insignificant.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the second quarter and first half of 2005 were insignificant and no allowance was recorded as of June 30, 2005.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for the second quarter of 2005 and first half of 2005 was a credit to cost of sales of approximately $0.2 million and $0.1 million, respectively.

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

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at June 30, 2005 and December 31, 2004.

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

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8 to our Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for office space in Plano, Texas an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. Our lease in Germany for our administrative, sales and marketing and research and development facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999.

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaces TFS as our RF subsystem module manufacturing partner. The significant terms of the agreement are:

•	Ionics will manufacture, assemble and test our RF subsystem module solutions in its manufacturing facility in Manila, Philippines purchased from TFS on June 2, 2005;

•	Ionics will maintain, at its expense, our consigned equipment used in the manufacturing process;

•	We agreed on pricing terms for our current products, future pricing reductions for such products, and a pricing formula for our future products, taking into account our volume of activity with Ionics and Ionics’ cost of material, labor and overhead; and

•	We agreed that Ionics could, under certain circumstances, require us to repurchase raw material inventories.

As part of the Manufacturing Agreement, Ionics will manufacture our products on a purchase order basis. No purchase commitments were included in the agreement. The agreement has an initial term of five years and then automatically renews for successive one-year terms until terminated by either party by providing certain written notice at least one year prior to the end of the initial term or any renewal term.

On May 25, 2005, we entered into an Asset Purchase Agreement with TFS to purchase certain raw materials, work-in-process and finished goods inventories for approximately $1.7 million. This purchase was completed on June 3, 2005. The raw materials and work-in-process inventory will be used by Ionics to manufacture our RF subsystem module products in accordance with the Manufacturing Agreement described above. We expect the majority of the purchased inventory to be consumed in manufacturing our products and sold to customers in the near future.

As a condition to the closing of the above TFS Asset Purchase Agreement, we entered into a Termination and Mutual Release with TFS on June 3, 2005 whereby the TFS Manufacturing Agreement dated as of March 27, 2003, which governed the manufacturing of our subsystem module products, was terminated. We further released each other from all liabilities, obligations and claims arising out of our former business relationship. The Termination and Mutual Release relieves TFS of all of its warranty obligations under the TFS Manufacturing Agreement, however, we were compensated by TFS to assume any warranty liability for all subsystem module products produced by TFS and still covered under our warranties to our customers. We do not believe that this warranty liability will have a material impact to our financial results. In conjunction with the asset purchase transaction, the mutual release of claims and the provision for future warranty obligations, we recorded a credit to cost of sales of approximately $0.7 million in the second quarter of 2005.

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%
Cost of revenue	43	59	45	56

Gross margin	57	41	55	44
Operating expenses:
Research and development	29	29	31	31
Selling, general and administrative	31	59	33	66
Restructuring costs	—	—	—	—
Amortization of intangible assets and goodwill	5	8	5	9

Total operating expenses	65	96	69	106

Loss from operations	(8)	(55)	(14)	(62)
Other income (expense)	4	175	4	93

Income (loss) before provision for income taxes	(4)	120	(10)	31
Income tax expense	—	1	—	1

Net income (loss)	(4)%	119%	(10)%	30%

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

Net Revenue

Net revenue for the second quarter of 2005 was $13.5 million, compared to $13.5 million for the second quarter of 2004. Our net revenue for the first half of 2005 was $25.7 million, compared to $24.5 million for the first half of 2004, representing an increase of approximately 5%. Net revenue decreased in the broadband communications market by approximately $0.6 million for the second quarter of 2005 when compared to the same period of 2004 relating primarily to decreased shipments of silicon amplifier products into cable modem applications partially offset by increased shipments of silicon tuner products into cable set-top box applications. Net revenue increased in the transportation electronics market by approximately $0.6 million for the second quarter of 2005 when compared to the same period of 2004. The increase for the first half of 2005 when compared to the same period of 2004 is due to increased sales of approximately $1.6 million in the broadband communications market relating primarily to silicon tuner shipments into cable set-top box applications partially offset by decreased shipments of silicon products into cable modem applications and decreased shipments into the transportation electronics market. In the second quarter of 2005 and 2004, revenue relating to shipments made in prior periods was $0.1 million and $0.2 million, respectively. In the first half of 2005 and 2004, revenue relating to shipments made in prior periods was $0.2 million and $0.4 million, respectively.

Sales to Scientific-Atlanta, Asuspower, primarily for the benefit of ARRIS, Panasonic and Samsung Electro-Mechanics accounted for approximately 19%, 17%, 11% and 10%, respectively, of net revenue for the second quarter of 2005. Sales to Scientific-Atlanta and Sanmina-SCI, primarily for the benefit of Echostar accounted for approximately 16% and 11%, respectively, of net revenue for the second quarter of 2004. Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS accounted for approximately 23% and 14%, respectively, of net revenue for the first half of 2005. Sales to Scientific-Atlanta accounted for approximately 12% of net revenue for the first half of 2004. We recognized 8% and 7% of our net revenue upon receipt of payment from our customers for the second quarter of 2005 and first half of 2005, respectively.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 79% and 68% of our net revenue for the second quarter of 2005 and 2004, respectively, and 72% and 62% of our net revenue for the first half of 2005 and 2004, respectively.

Cost of Revenue

Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, customs expenses, warranty costs and inventory charges or credits relating to excess and obsolete inventory. We also report costs for the depreciation of our test and handling equipment and logistics in cost of revenue. Our cost of revenue may increase due to price fluctuations and cyclical demand which we may not be able to pass on to our customers.

Cost of revenue as a percentage of net revenue was 43% and 59% for the second quarter of 2005 and 2004, respectively. Cost of revenue as a percentage of net revenue was 45% and 56% for the first half of 2005 and 2004, respectively. The decrease in cost of revenue for the second quarter of 2005 when compared to the second quarter of 2004 and the first half of 2005 when compared to the first half of 2004 is primarily the result of increased revenue from our silicon products as a percentage of net revenue, which have a lower cost of revenue compared to the mix of products sold in the second quarter and first half of 2004, fewer inventory-related charges in the second quarter and first half of 2005 as compared to the second quarter and first half of 2004 and credits of approximately $0.7 million related to replacing TFS as our RF subsystem module manufacturing partner in the second quarter of 2005 as described above. Our cost of revenue for the second quarter of 2005 and 2004 did not include approximately $0.2 million and $1.2 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. Cost of revenue during the second quarter of 2004 included charges of approximately $1.4 million to recognize liabilities for subcontractor inventories which were excess to our backlog of customer orders.

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

Research and development expenses, including non-cash stock compensation, for the second quarter of 2005 and 2004 were $3.9 million, or 29% of net revenue, and $4.0 million, or 29% of net revenue, respectively. Research and development expenses, including non-cash stock compensation, for the first half of 2005 and 2004 were $7.9 million, or 31% of net revenue, and $7.5 million, or 31% of net revenue, respectively. The decrease in research and development expenses for the second quarter of 2005 when compared to the second quarter of 2004 is due primarily to stock option compensation. The increase in research and development expenses for the first half of 2005 when compared to the first half of 2004 is due primarily to an increase in personnel-related expenses and an increase in development projects and related prototyping expenses for new silicon projects. Stock option compensation related to research and development was insignificant for the second quarter of 2005 and $0.2 million for the second quarter of 2004. Stock option compensation related to research and development was insignificant for the first half of 2005 and $0.4 million for the first half of 2004.

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

Selling, general and administrative expenses, including non-cash stock compensation, for the second quarter of 2005 and 2004 were $4.3 million, or 31% of net revenue, and $7.9 million, or 59% of net revenue, respectively. Selling, general and administrative expenses, including non-cash stock compensation, for the first half of 2005 and 2004 were $8.4 million, or 33% of net revenue, and $16.2 million, or 66% of net revenue, respectively. The decrease for the second quarter of 2005 as compared to the second quarter of 2004 was primarily due to an approximate $2.4 million decrease in legal expenses due to the settlement of our intellectual property litigation in June 2004, decreased activity in our SEC investigation, and the settlement of our shareholder and derivative litigation lawsuits which obtained final court approval on April 4, 2005 and March 31, 2005, respectively. Our directors’ and officers’ liability insurance also decreased approximately $0.9 million for the second quarter of 2005 as compared to the second quarter of 2004 as a result of a reduced annual premium effective September 2004. The decrease for the first half of 2005 as compared to the first half of 2004 was primarily due to an approximate $5.5 million decrease in legal fees as described above, including a $0.3 million reimbursement of legal expenses from our insurance carriers, and an approximate $1.9 million decrease in directors’ and officers’ insurance. See Part II Item 1, “Legal Proceedings”. Stock option compensation related to selling, general and administrative was insignificant for the first half of 2005 and $0.1 million for the first half of 2004.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter of 2005 and 2004 was $0.7 million and $1.1 million, respectively. Amortization of intangible assets for the first half of 2005 and 2004 was $1.3 million and $2.1 million, respectively. Amortization of intangible assets in the first half of 2005 results principally from our acquired patents and will be nearly fully amortized by the fourth quarter of 2005.

Restructuring Costs

We incurred no restructuring costs for the first half of 2005. Restructuring costs for the first half of 2004 were $0.1 million relating primarily to the closure of our San Diego design center during the fourth quarter of 2003. All restructuring efforts were completed in 2004 and we currently expect no restructuring costs in 2005.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the second quarter of 2005 and 2004 was $0.6 million and $0.2 million, respectively. The increase in interest income is mainly due to our higher average cash and cash equivalents and investment balances and higher interest rates for the second quarter of 2005 as compared to the second quarter of 2004.

Our functional currency is the U.S. Dollar. The impact from the remeasurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net were $(0.2) million and $(0.7) million for the first half of 2005 and 2004, respectively, resulting primarily from exchange rate fluctuations between the U.S. Dollar and the Euro.

During the second quarter of 2004, we received a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation.

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

The provision for taxes during the first half of 2005 consists of foreign income taxes. The provision for taxes during the first half of 2004 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

Liquidity and Capital Resources

As of June 30, 2005, we had net working capital of $83.2 million, including $10.3 million of cash and cash equivalents. We had $65.6 million and $2.0 million of short-term and long-term investments, respectively. At December 31, 2004, we had working capital, cash and cash equivalents, short-term investments and long-term investments of $83.3 million, $34.5 million, $44.5 million and $3.6 million, respectively. We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with maturities greater than three months but less than twelve months to be short term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other securities issued by U.S. government and state agencies, including auction-rate securities, are comprised of high-quality securities in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. In the aggregate, our cash, cash equivalents and short-term and long-term investments declined by approximately $4.7 million during the first half of 2005 as a result of our continued operating losses, changes in working capital and a $2.0 million payment for a multi-year licensing agreement for engineering design and simulation software entered into in the normal course of business during the fourth quarter of 2004.

Cash Flows

Operating activities used $4.6 million in cash during the first half of 2005 compared to providing $12.6 million for the first half of 2004. This decrease was primarily due to the settlement payment of $22.5 million received in the second quarter of 2004, discussed above, partially offset by improved operating results in the first half of 2005 as compared to the first half of 2004. Our accounts receivable days sales outstanding were 40 at June 30, 2005 and 2004, respectively.

Investing activities used $19.8 million in cash during the first half of 2005 compared to providing $5.5 million during the first half of 2004. The primary use of funds in the first half of 2005 was purchase of available-for-sale investments. The primary source of funds in the first half of 2004 was the sale of $14.2 million of available-for-sale investments.

Financing activities provided $0.4 million and $0.5 million in cash during the first half of 2005 and 2004, respectively, consisting primarily of cash receipts from the exercise of employee stock options and shares purchased under our Employee Stock Purchase Plan.

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

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of June 30, 2005 are as follows (in thousands):

Year Ending December 31,
2005	$589
2006	1,099
2007	879
2008	842
2009	848
Thereafter	7,394

$11,651

Purchase Commitments

As of July 22, 2005, we had approximately $11.4 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third party actions based on infringement by our product of other’s intellectual property. As of June 30, 2005, we are unaware of any such claims by any of our customers.

FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

Our success depends on the growth of the consumer electronics/broadband communications market generally and the RF product market specifically.

We derive a substantial portion of our revenue from sales of RF products into markets related to consumer electronics/broadband communications applications. These markets are characterized by:

•	intense competition;

•	rapid technological change;

•	long design cycles; and

•	short product life cycles, especially in the PC and consumer electronics markets.

Although the consumer electronics/broadband communications market has grown in the past, it may not grow in the future or a significant market slowdown may occur. The market segments we serve, in particular the cable set-top box, cable modem, cable telephony, digital TV, and PC-TV markets may not grow at a rate sufficient for us to achieve and sustain profitability. Furthermore, since the handheld TV market is a new market, and its development is subject to many contingencies and unknowns, it may develop much slower than currently expected or it may not develop at all. Because of the intense competition in the consumer electronics/broadband communications market, the unproven technology of many products addressing the market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the overall RF product market. In addition, the consumer electronics/broadband communications market is transitioning from analog to digital, as well as expanding to new services, such as interactive television, handheld television and on-demand services. The future growth of the RF product market is partially dependent upon the market acceptance of products and technologies addressing the consumer electronics/broadband communications market, and there is no assurance that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, if we are unable to produce competitive products to meet that demand or if we are otherwise unable to capitalize on market opportunities, we may not be able to generate sufficient revenue to become successful.

We operate in an intensely competitive business and many of our competitors have significant resources and operating flexibility, which allows them to compete effectively against us in existing markets and may affect our ability to enter new markets.

The markets we compete in are intensely competitive. This competition has resulted and may continue to result in declining average selling prices for our RF products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the consumer electronics/broadband communications and transportation electronics markets. We compete primarily with tuner module manufacturers such as Alps, Philips Electronics, Samsung, and Thomson, and with semiconductor companies such as Anadigics, Analog Devices, Broadcom, Freescale, LSI Logic, Maxim, Philips Semiconductors, RFMagic, ST Microelectronics, Texas Instruments, Xceive and Zarlink and we may compete in the future with various start-up companies, especially in the handheld TV market. Broadcom, in particular, is shipping a silicon tuner product that competes with our tuner products in the broadband cable markets.

Many of our current and potential competitors have advantages over us, including:

•	longer operating histories and established market positions in key markets;

•	greater name recognition;

•	access to larger customer bases;

•	significantly greater financial, sales and marketing, manufacturing, distribution, management, technical and other resources;

•	existing relationships with potential customers as a result of the sales of other components, which can be leveraged into sales of products competitive with our RF products;

•	existing relationships with partners in joint ventures or investing activities, which can be leveraged into sales of products competitive with our RF products; and

•	broader product and service offerings that may allow them to compete effectively by bundling their tuner products with their other products and services, by legal or illegal means.

As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products which may harm our current market position and impact our ability to enter new markets.

Market specific risks affecting the digital TV and handheld TV markets could impair our ability to compete successfully in these markets.

In addition to the risks associated with the consumer electronics/broadband communications market generally, the markets for digital TV and handheld TV are characterized by various market-specific risks, any of which may adversely affect our ability to compete in these markets.

Examples of market-specific risks affecting the digital TV market include:

•	the risk that can tuners that offer the same or similar functionality as our silicon tuner solutions will be viewed as more attractive by our current and potential end customers;

•	the risk that can tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions

•	the risk that we will be unable to develop silicon tuners that meet the performance requirements of our end customers; and

•	risks related to systems integration and other risks inherent in the highly complex design in process of the products designed to address this market.

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs

Examples of market-specific risks affecting the handheld TV market include:

•	the risk that the handheld TV market may develop more slowly than expected or not develop at all;

•	the risk that we will fail to achieve a design in with any of the major cell phone manufacturers;

•	the risk that we will fail to effectively partner with strategic demodulator partners who are necessary to effectively market our products and secure design ins with major cell phone manufacturers;

•	the risk that other companies with more focused engineering efforts will compete effectively against us;

•	the risk that we may overallocate our engineering resources to the development of handheld TV products, only to fail to penetrate this market and consequently, harm other areas of our product development; and

•	the risk that even if we are successful initially, we may have difficulty sustaining our market position as the handheld TV market will likely be highly competitive with extreme pricing pressure and price erosion.

To the extent our efforts to penetrate the digital TV and handheld TV markets are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our results of operations, financial condition and stock price.

Industry participants may consolidate, impacting our ability to compete in our markets.

Consolidation by industry participants, such as acquisitions of our customers, suppliers or partners by our competitors, or acquisitions of our competitors by our customers, suppliers or partners, could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Some of our suppliers or partners offer or may offer products that compete with our RF products. Further, we rely upon some of our business partners for certain joint reference design and marketing activities and some of our products are incorporated in some of our business partners’ reference designs that are provided to potential customers. Depending on the participants, industry consolidation could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

If we do not anticipate and adapt to evolving industry standards in the RF tuner and consumer electronics/broadband communications markets, or if industry standards develop more slowly than we expect, our products could become obsolete and we could lose market share.

Products for consumer electronics/broadband communications applications often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with these evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which can harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Additionally, our competitors may attempt to relax anticipated standards that we have expended significant research and development funds to meet, thereby eliminating any technical advantages that our products may have. Further, if new industry standards do emerge, and we have failed to accurately anticipate or design products that meet such standards, our products or our customers’ products could become unmarketable or obsolete.

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

Other solutions for the consumer electronics/broadband communications market compete with some of our solutions. If these solutions prove to be more reliable, faster, less expensive or more popular than our solutions, the demand for our RF products and our revenue may decrease.

Some of our target market segments, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line (DSL) technology. Many of these technologies compete effectively with cable modem and cable telephony services. If any of these competing technologies are, or are perceived to be, more reliable, faster, less expensive, able to reach more customers or have other advantages over RF broadband technology, the demand for our RF products may decrease, which would cause our revenue to decrease accordingly.

Our research and development efforts are critical to our business and if these efforts are unsuccessful, it will have a material adverse effect on our results of operations.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets; our ability to introduce these new products in a cost-effective and timely manner; and our ability to meet customer specifications and convince leading manufacturers to select these new products for design into their new products. The development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Our efforts to address the handheld TV market, in particular, will depend on our ability to overcome the challenges described above and upon eventual industry acceptance of our new handheld TV products, such as the MT2260 and MT2262. Some of our past research and development efforts have failed. For example, our Bluetooth products never gained wide market acceptance. Successful product development depends on a number of factors, including:

•	the accuracy of our prediction of market requirements and evolving standards;

•	the acceptance of our new product designs by our customers and of our customers’ products by the market;

•	the availability of qualified product designers; and

•	our ability to successfully design, develop, manufacture and integrate new components to increase our product functionality.

We have made significant changes in our executive management and reduced the scope and costs of our worldwide operations. Because of our reduced scope of operations and management discontinuity, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources than we have. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would have a material adverse effect on our results of operations.

Our business may be harmed if we fail to protect our proprietary technology.

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality agreements and procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S. and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or commercial advantage. Our competitors also may be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products. In addition, we cannot be certain that our confidentiality agreements will not be breached, that we would have adequate remedies for any such breach or that trade-secrets and proprietary know-how will not otherwise become known by others. Although we intend to protect and vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot be assured that our current intellectual property or any intellectual property we may obtain through acquisitions or by other means will be free from third party claims which may be valid. Any third party claims may lead to costly and time-consuming litigation, which could have a material adverse effect on our business and results of operations.

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation that could seriously harm our business and compromise our intellectual property position.

We have been involved in litigation and may become involved in litigation in the future to protect our intellectual property or defend against allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights either through litigation or a petition for USPTO re-examination initiated by a competitor. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert the time and attention of our management and technical personnel. Any potential intellectual property litigation also could force us to take specific actions, including:

•	ceasing the sale of our products that practice the asserted intellectual property of third parties;

•	obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on commercially reasonable terms, if at all; or

•	redesigning those products that infringe the intellectual property of third parties.

The expense associated with intellectual property litigation, the diversion of time and attention of our management and technical personnel from our daily operations caused by such litigation and any legal limitation placed upon our products and/or our business related to such litigation may have a material adverse effect on our business and results of operations.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish their validity. Even if we successfully assert our intellectual property against a competitor in litigation, our patents may be attacked through a USPTO re-examination, which cannot be settled by the mutual agreement of the parties. For example, despite the settlement of all of our outstanding patent litigation with a competitor in the second quarter of 2004, we must continue to prosecute the validity of our ‘035 patent in the re-examination proceedings initiated by that competitor. If we are unsuccessful in our efforts to confirm the validity of certain claims of our ‘035 patent, others will be able to compete directly against us, which could materially and adversely affect our ability to sell our products and grow our business. Any current or future litigation by or against us, or one of our customers, could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

Our ability to sell our RF products may be adversely affected if it is determined that we or our customers infringe on the intellectual property of a third party or if any of our issued patents are determined to be invalid.

The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in significant and often protracted and expensive litigation. Our customers may be subject to infringement claims for their products which incorporate our RF products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the litigation and request indemnification from us. The resolution of such a claim against our customer may cause our customer to reduce or completely eliminate marketing its infringing product, which would decrease our sales of RF products to this customer. Further, if our customer were to prevail in its claim for indemnification against us, or if we were found to infringe on any other third-party intellectual property, we could be required to:

•	pay substantial damages and royalties on our historical and future product sales;

•	indemnify our customers for their legal fees and damages paid;

•	stop manufacturing, using and selling the infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of some of our processes; or

•	obtain licenses to the technology.

We may be unsuccessful in developing non-infringing products or obtaining licenses upon commercially reasonable terms. We may be unable to resolve these problems which could have a material adverse affect our results of operations.

Our customers’ products are subject to governmental regulation.

Governmental regulation could place constraints on our customers and consequently reduce their demand for our RF products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the U.S. Similar governmental agencies regulate our target markets in other countries. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct government regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our RF products will decrease if equipment incorporating our products fails to comply with FCC emissions specifications.

The sales cycle for our RF products is long, and we incur substantial non-recoverable expenses and devote significant resources to sales that may not be realized when anticipated, if at all.

Our customers, and sometimes their customers, typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our RF products. These evaluation processes are frequently lengthy and may range from three months to one year or more. As a result, we expend significant financial and human resources to develop customer relationships before we realize any revenue from these relationships. In fact, we may never realize any revenue from these efforts. In many situations, our customers design their products to specifically incorporate our RF products, and our RF products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management effort on our part. This process may also require significant engineering and testing on the part of our customers and, if our customers do not have sufficient capabilities to complete the process, our revenue could be materially adversely affected.

We customize a substantial portion of our RF subsystem module products to address our customers’ specific RF needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

We manufacture a substantial portion of our RF subsystem module products to address the needs of individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies to cover our fixed costs. Because some of our customer-specific RF module products are developed for unique applications, we expect that some of our current and future customer-specific RF module products may never be produced in sufficient volume to cover our fixed costs. In addition, if our customers fail to purchase these customized RF module products from us, we risk having substantial unsaleable inventory, which could have a material adverse effect on our financial condition and results of operations.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of a key customer would seriously harm our business.

We have historically derived a substantial portion of our revenue from sales to a relatively small number of customers and we expect this trend to continue. The loss of any significant customer would significantly harm our revenue. Sales to Scientific-Atlanta, Asuspower, primarily for the benefit of ARRIS, Panasonic and Samsung Electro-Mechanics accounted for approximately 19%, 17%, 11% and 10%, respectively, of net revenue for the second quarter of 2005. Sales to Scientific-Atlanta and Sanmina-SCI, primarily for the benefit of Echostar, accounted for approximately 16% and 11%, respectively, of net revenue for the second quarter of 2004. Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS, accounted for approximately 23% and 14%, respectively, of net revenue for the first half of 2005. Sales to Scientific-Atlanta accounted for approximately 12% of net revenue for the first half of 2004. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 79% and 68% of our net revenue for the second quarter of 2005 and 2004, respectively, and 72% and 62% of our net revenue for the first half of 2005 and 2004, respectively. Further, several existing and potential customers have substantial internal technological capabilities and could develop products internally that compete with or replace our products. A decision by any of our significant customers to internally design and manufacture products that compete with our products could have a material adverse effect on our business and results of operations. We believe that our future results of operations will continue to depend on the success of our largest customers, on our ability to sell existing and new products to these customers in significant quantities and on our ability to diversify our customer base. The loss of a key customer or a reduction in our sales to any key customer would harm our revenue and consequently our financial condition.

Uncertainties involving customer orders and shipment of our RF products could harm our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our terms and conditions typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, our terms typically provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers typically are restricted to the number of days they can delay the ship date. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment and to re-schedule shipments less than 30 days before the expected date of shipment, with little or no penalty.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to our customers and invoice them for goods. At June 30, 2005, approximately 68% of our net accounts receivable were due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

Because all of our customers do not have the same credit terms, our outstanding accounts receivable balance can become concentrated in a smaller number of customers than our overall net revenue. This concentration can subject us to a higher financial risk.

If we are unable to migrate our customers over time from our subsystem modules using discrete components to our RF silicon products or our subsystem modules that incorporate our RF silicon products, our results of operations may be adversely affected.

Our future success will depend on our ability to continue the successful migration of our customers from our subsystem modules that use discrete components to our higher margin RF silicon products, or to subsystem modules containing our silicon products, by convincing leading equipment manufacturers to select these products for design into their own products. If we are not able to convince these manufacturers to incorporate our higher margin silicon products or modules containing our silicon products, our results of operations may be adversely affected.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our results of operations may be adversely affected.

Historically, the average selling price of our products has decreased over their lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions, competitive product bundling and a transition in our markets from higher priced module products to lower priced integrated circuits. To offset these decreases, we expect to primarily rely on achieving cost reductions for materials used in existing products and introducing new products that can often be sold at higher average selling prices or manufactured with lower costs.

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

Net revenue from outside of North America was 70% and 60% for the second quarter of 2005 and 2004, respectively, and 63% and 61% for the first half of 2005 and 2004, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

A majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

Historically, revenues from international markets have represented the majority of our total revenues, and international revenues as a percentage of total revenues have increased in recent years. We expect revenues from international markets to continue to represent the majority of our total revenues for the foreseeable future. International business activities involve certain risks, including:

•	management of our geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty in evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;
•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

•	greater difficulty in safeguarding intellectual property;

•	import and export licensing requirements and other trade restrictions; and

•	existence or adoption of laws and regulations affecting the operation and taxation of our business and the general business climate for foreign companies.

A product recall by a major customer could damage our business.

We generally warrant our commercial products for a period of one year, and longer for transportation electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and have a material adverse effect on our financial condition and results of operations.

Some of our customers require us to sign “line down” clauses, liability clauses and/or intellectual property warranty and indemnification clauses.

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply products in a timely manner causes the customer to slow down or stop their production. Such a penalty could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations. We are also subject to product liability clauses and/or intellectual property warranty and indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on infringement of a third party’s intellectual property by our products. Such a penalty could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations.

We expect our quarterly results of operations to fluctuate.

Our quarterly results of operations have fluctuated significantly in the past and we expect such results to fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors may include:

•	the timing, cancellation and rescheduling of significant customer orders;

•	the ability of our customers to procure the other necessary components for their end-products that utilize our products in order to conduct their operations;

•	pricing concessions on volume sales to particular customers for established time frames and our ability to respond to general downward pressure on the average selling prices of our products;

•	cyclical or seasonal slowdowns and general downturns in customer demand or related industry-wide increases in inventories;

•	our ability to predict our customers’ demand for our products, manage production and inventory levels in response to product life cycles and other factors and minimize the effects of obsolete or excessive inventory;

•	changes in our product and customer mix;

•	labor disputes at our subcontractor’s manufacturing facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	problems with our products that result in significant returns;

•	inadequate allocation of wafer, assembly or test capacity for our silicon products and/or allocation of components used in our module products;

•	acts of terrorism or military action occurring anywhere in the world; and

•	acts of God or force majeure.

It is likely that our quarterly results of operations will be adversely affected by one or more of the factors listed above, or other factors. If our future results of operations fail to meet the expectations of stock market analysts or investors, the market price of our common stock may decline.

Currency fluctuations related to our international operations could have a material adverse effect on our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, we recognized a foreign currency exchange loss of approximately $0.1 million in the second quarter of 2005 and approximately $0.2 million in the first half of 2005. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

Our cash reserves may prove insufficient to sustain our business. Additionally, there is no guarantee our insurance coverages, including our directors’ and officers’ liability insurance, will be sufficient to protect us, or that we will be able to obtain such insurance in the future.

Currently, our cash disbursements exceed our cash receipts, and this trend may continue for the foreseeable future. Although there can be no assurance, we believe that our current balances of cash and cash equivalents and investments will provide adequate liquidity to fund our operations for the foreseeable future. We purchase various insurance policies to cover specifically designated risks in varying amounts. There is no guarantee that when a claim arises under any of the covered risks that our coverage will be sufficient to cover the entire claim or that any specific claim will be covered, even in part, by insurance. Also, there can be no guarantee that we will be able to obtain insurance in the future. Furthermore, directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made or defense costs incurred if securities litigation is filed against us in the future. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business.

We may need to obtain the capital required to grow our business.

From time to time, we may find it necessary or we may choose to seek additional financing if our investment plans change, or if industry or market conditions are favorable for a particular type of financing. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. There can be no assurance that we will be able to raise additional funds if needed. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Further, if we issue equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, the debt securities generally will have rights senior to those of existing holders of equity securities. If we cannot raise needed funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business.

Our business could be disrupted if we are unable to successfully integrate any businesses, technologies, product lines or services that we acquire.

As part of our business strategy, we expect to continue to review and selectively pursue potential acquisitions that could complement our current product offerings, augment our market coverage, complement our technical capabilities, or that would otherwise provide growth opportunities. While we currently have no definitive agreements in place, we may make strategic acquisitions or investments or enter into joint ventures or strategic alliances with other companies in the future, which may entail many risks. Specific examples of risks that could relate to such transactions include:

•	risks that we will be unable to successfully integrate the acquired company’s personnel and businesses;

•	risks that we will be unable to realize anticipated synergies, economies of scale or other value associated with the transactions;

•	risks related to acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operations;

•	risks that such transactions will divert management’s time and attention and disrupt our ongoing business;

•	risks that we will be unable to retain key technical and managerial personnel of the acquired company;

•	risks that we will be unable to establish and maintain uniform standards controls, procedures and policies;

•	risks related to unanticipated costs, capital expenditures or working capital requirements and the assumption of unknown liabilities or other unanticipated events or circumstances;

•	risks that the acquired company’s customers will not desire to conduct business with us;

•	risks related to strained relationships with employees, suppliers and customers resulting from the integration of new personnel; and

•	risks related to strained relationships with strategic partners who compete with the acquired company.

In addition, future acquisitions or investments may require us to materially reduce our cash reserves; issue additional equity which would be dilutive to our stockholders or to incur debt. We cannot assure you that any acquisition or joint venture will be successfully integrated with our operations and the failure to avoid these or other risks associated with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a single manufacturing facility and a single subcontractor for almost all of our subsystem module solutions could jeopardize our operations.

In June of 2005, we completed the transition of our outsourced subsystem module solutions manufacturing operations from TFS to Ionics EMS, Inc. The majority of our subsystem module solutions manufacturing operations are now subcontracted to Ionics. Such operations are conducted at a single facility in Manila, Philippines.

Despite the transition of our manufacturing operations to Ionics, we are still exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. Such risks include lack of control over delivery schedules, manufacturing yields, quality and fabrication costs and the risk of material supply disruptions due to labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. If we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements, which could cause a significant delay in our ability to deliver our products, resulting in losses and enforcement of contractual “line down” clauses by customers, subjecting us to high litigation costs and settlement payments. Additionally, our subcontractor could elect to close its production facility or require us to move to another production facility or subcontractor. Any resulting delay could result in increased expense and costs and could have a material adverse effect on our business and results of operations.

We depend on third-party wafer subcontractors to manufacture all of our integrated circuit products, which reduces our control over the integrated circuit manufacturing process and could increase costs and decrease the availability of our integrated circuit products.

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside subcontractors, to produce most of our integrated circuit RF products. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were unable or unwilling to continue manufacturing our integrated circuits, our business would be materially adversely affected In such an event, we would be required to identify and qualify substitute subcontractors, which would be time consuming and difficult, and may result in unforeseen manufacturing and operational problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB. In addition, the processing of our integrated circuit products are specific to the manufacturing processes of one or the other of our two suppliers and substantial lead-time would be required to move the specific product to the other supplier, if it were possible at all. Further, our customers may limit their purchases from us unless a second manufacturing source is developed, which could impact our sales. Further, there can be no assurance that the establishment of a second manufacturing source would successfully mitigate the risks identified above.

We depend on third-party subcontractors for integrated circuit probing, packaging and testing, which reduces our control over these processes and could result in increased costs and decreased availability of our integrated circuit products.

Our integrated circuit products are probed, packaged, and/or tested by independent subcontractors, including Amkor, ASE, ISE and Criteria Labs, using facilities located in South Korea, Philippines, and Austin, Texas. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Furthermore, our subcontractors are dependent on certain third-party test equipment manufacturers. Our reliance on these subcontractors and on certain third-party test equipment manufacturers involves risks such as reduced control over delivery schedules, quality assurance and costs. Our reliance on Criteria Labs involves additional risk due to its recent emergence from bankruptcy proceedings. These risks could result in product shortages or increase our costs of probing, packaging and testing our products. If these subcontractors are unable or unwilling to continue to provide probing, packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, it could have a material adverse effect on our business. In such an event, we would be required to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operational problems.

If our customers do not qualify our products or the manufacturing lines of our third party suppliers for volume shipments, our revenue may be delayed or reduced.

Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the product. We may not always be able to satisfy the qualifications. Delays or failure to qualify can cause a customer to discontinue use of our products and result in a significant loss of revenue. If we change third party suppliers, customers may require us to qualify the new supplier’s facility, or a product manufactured by that facility.

Our Quality Certifications are subject to periodic re-evaluation.

Our design facility located in Ingolstadt, Germany is currently ISO-9000:2000 and ISO-14001 certified. These certifications and others are subject to recertification on a periodic basis. If we are unable to obtain any such recertification, it could have a material adverse effect on our business.

We believe that transitioning our silicon products to newer or better manufacturing process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance process technologies in order to produce more efficient or better integrated circuits because believe this migration is required to remain competitive. Other companies in the industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties. Moreover, we are dependent on our relationships with subcontractors to successfully migrate to newer or better processes. Our foundry suppliers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make newer or better manufacturing process technologies available to us on a timely or cost-effective basis, or if we experience difficulties in migrating to these processes, it could have a material adverse effect on our competitive position and business prospects.

Uncertainties in our production planning process could have a material adverse effect on our business.

For many of our products, our manufacturing lead-time is greater than the delivery lead-times we quote our customers. Therefore, in many cases we routinely manufacture or purchase inventory based on estimates of customer demand for our RF products, which demand is difficult to predict. The cancellation or re-scheduling of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship RF products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

The semiconductor industry is cyclical. If there is a sustained upturn in the semiconductor market, there could be a resulting increase in demand for foundry and other subcontracted services, significantly reducing product availability and increasing our costs.

The semiconductor industry periodically experiences increased demand and production capacity constraints. An increase in demand for semiconductors could substantially increase the cost of producing our RF products, and consequently reduce our profit margins. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions.

Our international operations, including our operations in Germany, Taiwan, Japan and Korea, the operations of our international suppliers and our overall financial results may be adversely affected by events that occur in or otherwise affect these countries.

We currently have facilities and suppliers located outside of the U.S., including research and development operations in Germany and sales offices in Japan, Taiwan, China and Korea. Other than IBM, ISE and Criteria Labs, substantially all of our suppliers are located outside the U.S., and substantially all of our products are manufactured outside the U.S. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the U.S., imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

Our success could be jeopardized by the loss of key personnel or an inability to attract qualified candidates.

Any success we may have in the future will depend to a significant degree upon the continued service of our personnel, particularly our key personnel and executive management. The members of our executive management are not parties to employment agreements with the Company. The loss of one or more members of our executive management or other key personnel could have an adverse effect on our operations. Our future success also depends on our ability to attract, retain and motivate qualified personnel with experience in RF engineering, integrated circuit design and software and technical marketing and support. We rely heavily upon equity compensation incentives, such as options to purchase our common stock to attract, retain and motivate such personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer.

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the relative attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock price has been substantially higher than currently prevailing prices. The present difficult operating environment, and/or any poor operating performance we experience may cause the price of our common stock to decline from current levels. In addition, due to the recent issuance of SFAS No. 123R, Share-Based Payment, requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, we may change our strategy for compensating employees. A lower market price of our common stock, along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

The competition for attracting qualified candidates is intense, particularly so in the RF silicon and RF systems industries. Our ability to attract qualified candidates is essential to any success we may have in the future. For the reasons described above, there can be no assurance that we will be able to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products in the future.

Provisions in our charter documents, Delaware law and our stockholder rights plan may deter takeover efforts and limit the ability of our stockholders to receive a premium for their shares of our common stock.

Several provisions of our restated certificate of incorporation, Delaware law and our stockholder rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable and therefore may prevent a stockholders from receiving a premium for their shares of our common stock. Those provisions include:

•	a provision authorizing the issuance of “blank check” preferred stock;

•	a provision prohibiting cumulative voting in the election of directors;

•	a provision limiting the persons who may call special meetings of the board or the stockholders;

•	a provision prohibiting stockholder action by written consent;

•	a provision establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	a provision establishing super-majority voting requirements in some instances; and

•	a provision providing rights to purchase fractional shares of preferred stock to our existing stockholders in the event of certain acquisition attempts.

On May 25, 2005, our stockholders approved certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws that had the effect of declassifying our board of directors. The declassification of our board of directors was a requirement of our settlement of the consolidated derivative stockholder litigation.

We have been the target of several securities fraud class action complaints and are at risk of future securities class action litigation. Future litigation could result in substantial costs to us, drain our resources and divert our management’s time and attention.

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

Directors’ and Officers’ Liability Insurance

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from any future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers. Directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that Microtune was the subject of an investigation by the Securities and Exchange Commission (SEC). The investigation related directly to the internal inquiry commissioned by the Audit Committee of our Board in 2003. On July 29, 2005, we announced that the SEC had accepted our previously submitted offer of settlement. Under the terms of the announced settlement, and without admitting or denying the SEC’s findings, we have consented to the entry of an order requiring us to cease and desist from committing or causing any violation or future violation of certain sections of the federal securities laws. The settlement does not require that we pay a penalty.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. Among other things, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. As recently amended, the effective date of SFAS No. 123R is the beginning of the first fiscal year beginning after June 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. This change in accounting treatment will have a material adverse effect on our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 to our Unaudited Consolidated Financial Statements.

Investor confidence and share value may be adversely affected if we are unable to file all required reports with the Securities and Exchange Commission in a timely manner.

Our ability to file in a timely manner with the Securities and Exchange Commission the reports required pursuant to the Securities Exchange Act of 1934, as amended, including quarterly reports on Form 10-Q and annual reports on Form 10-K, could be impacted by the following events:

•	loss of key management or finance and accounting personnel;

•	technical issues with our enterprise resource planning software or other financial reporting tools;

•	delays in the review of our quarterly results or audit of our annual results by our outside auditors;

•	unexpected change of our independent audit firm;

•	significant acquisitions or mergers;

•	disposition of a business segment; and

•	acts of God; force majeure.

Any delay in filing any such report could result in a loss of investor confidence in the reliability of our financial statements and an adverse reaction in the financial marketplace, which ultimately could adversely impact the market price of our shares. Additionally, this could result in the delisting of our stock from The Nasdaq National Market and subsequent quoting of our stock on the “pink sheets,” hindering liquidity of our stock and increasing trading fees to investors.

If we or our independent registered public accounting firm are unable to provide adequate attestation regarding the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, it may have a material adverse effect on investor confidence and the market value of our common stock.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will continue to apply to our future Annual Reports on Form 10-K. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, there can be no assurance that we will be successful in future years. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares. Additionally, this could result in the delisting of our stock from The Nasdaq National Market and subsequent quoting of our stock on the “pink sheets”, hindering liquidity of our stock and increasing trading fees to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, differing tax structures, and other regulations and restrictions. There have been no material changes in our market risk since December 31, 2004. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II .

OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Legal Proceedings under Note 8 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 25, 2005, we held our 2005 annual meeting of stockholders (the “Annual Meeting”). We received 48,224,335 shares represented by valid proxies and no shares voted in person, constituting 92.74% of the 51,999,578 shares outstanding on the record date of April 15, 2005. We submitted four proposals to our stockholders for consideration, and all four proposals were approved.

With regard to the proposals offered for consideration, the following votes were cast:

Proposal 1: Declassification Amendments

At the Annual Meeting, stockholders voted on a proposal to amend and restate each of our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws to eliminate the classified structure of the board of directors and to provide for the annual election of all directors. The results of the voting were as follows:

	Shares	% of Outstanding
For	47,512,475	91.37
Against	650,207	1.25
Abstain	61,653	0.12

Proposal 2: Election of Directors

At the Annual Meeting, stockholders voted for both a regular election of directors and an alternate election of directors. As explained in the Proxy Statement filed April 27, 2005, in the event that the stockholders did not approve Proposal 1, three Class II directors were to be elected to serve until the 2008 annual meeting of stockholders (the “Regular Election”). Alternatively, in the event that the stockholders approved Proposal 1, seven directors were to be elected to serve until the 2006 annual meeting of stockholders (the “Alternate Election”). Both elections were necessary given that the number of directors to be elected was contingent upon the outcome of the vote on Proposal 1. As a result of the stockholders approving Proposal 1, the results of the Alternate Election controlled in the election of the directors of the Company, and the results of the Regular Election were inconsequential. Accordingly, Messrs. Craddock, Fontaine, White, Clardy, Tai, Ciciora and LeVecchio were duly elected as directors to serve until the 2006 annual meeting of stockholders and there were no continuing directors. The results of the voting were as follows:

Regular Election

Nominee	For	% of Voting	Withheld	% of Voting
Steven Craddock	46,514,216	96.45	1,710,119	3.55
James A. Fontaine	46,498,302	96.42	1,726,033	3.58
A. Travis White	46,516,216	96.46	1,708,119	3.54

Alternate Election

Nominee	For	% of Voting	Withheld	% of Voting
Steven Craddock	46,525,575	96.48	1,698,760	3.52
James A. Fontaine	46,521,507	96.47	1,702,828	3.53
A. Travis White	46,526,325	96.48	1,698,010	3.52
James H. Clardy	46,337,366	96.09	1,886,969	3.91
William P. Tai	38,355,261	79.54	9,869,074	20.46
Walter S. Ciciora	46,398,421	96.21	1,825,914	3.79
Anthony J. LeVecchio	46,523,242	96.47	1,701,093	3.53

Proposal 3: Amendment and Restatement of 2000 Director Option Plan

At the Annual Meeting, stockholders voted on a proposal to amend and restate our 2000 Director Option Plan to increase the directors’ annual option grant to purchase shares of common stock from 7,500 shares per year vesting over a two-year period to 24,000 shares per year vesting over a three-year period. Additionally, this proposal provides for an increase in the aggregate number of shares of common stock authorized for issuance under the plan from 457,500 shares to 887,500 shares. The results of the voting were as follows:

	Shares	% of Voting
For	17,740,668	66.71
Against	8,793,821	33.07
Abstain	57,235	0.22
Broker Non-Vote	21,632,611	N/A

Proposal 4: Ratification of Appointment of Ernst & Young L.L.P as Independent Auditors

At the Annual Meeting, stockholders voted on a proposal to ratify the appointment of Ernst & Young L.L.P. as independent auditors for the fiscal year ending December 31, 2005. The results of the voting were as follows:

	Shares	% of Voting
For	47,891,500	99.31
Against	332,335	0.69
Abstain	500	0.00

Proposals by stockholders that are intended to be presented at our 2006 annual meeting of stockholders (the “2006 Annual Meeting”) must be received at our principal executive offices no later than December 30, 2005, in order to be considered for possible inclusion in the proxy statement and form of proxy relating to the 2006 Annual Meeting.

Item 5. Other Information

On May 25, 2005, in connection with the settlement of our consolidated stockholder derivative litigation, our board of directors adopted a procedure for stockholders to nominate two directors for election to our board of directors. A corporate governance consultant selected by lead plaintiffs’ counsel, working in conjunction with us, will seek to identify potential directors by contacting stockholders who have held 1% or more of our common stock for at least nine months to solicit names of candidates for election to our board of directors. Our nominating and corporate governance committee will then review each of the candidate’s qualifications and select the best qualified as the stockholders’ nominee. This procedure shall be followed so that the first stockholder director shall be elected to our board of directors pursuant to our Third Amended and Restated Bylaws within 90 days of our 2005 annual meeting of stockholders; and the second stockholder director shall be nominated for consideration by the stockholders at our 2006 annual meeting of stockholders. Should we have difficulty identifying and selecting qualified candidates by these deadlines, we may seek waivers from lead plaintiffs’ counsel.

Item 6. Exhibits

3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Third Amended and Restated Bylaws.

10.1(2)	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 Tenth Street, Plano, Texas 75074.

10.2(3)	First Amendment to Commercial Lease Agreement, dated April 8, 2005, by and between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 Tenth Street, Plano, Texas 75074.

10.3(4)	Letter agreement, dated April 28, 2005, between Rob-Roy J. Graham and the Registrant regarding the terms and conditions of Mr. Graham’s resignation from the Registrant as Vice President, Chief Development Officer and Secretary.

10.4(5)	Offer Letter between Mr. Jeffrey A. Kupp and the Registrant, dated April 28, 2005.

10.5(5)	Indemnification Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.6(5)	Change of Control Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.7 *	Manufacturing Agreement dated May 24, 2005 between Ionics EMS, Inc. and the Registrant.

10.8	Asset Purchase Agreement dated May 25, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

10.9(1)	2000 Director Option Plan (as amended and restated).

10.10	Termination and Mutual Release dated June 3, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340) declared effective August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 14, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 29, 2005.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 9, 2005.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2005