Form 10-Q
period 2005-09-30
MICROTUNE INC
filed 2005-10-27
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 21, 2005, approximately 52,442,253 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

MICROTUNE, INC.

FORM 10-Q

September 30, 2005

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

Microtune, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,701	$34,515
Short-term investments	71,593	44,460
Accounts receivable, net	7,291	5,738
Inventories	6,524	7,095
Other current assets	1,441	1,607

Total current assets	93,550	93,415
Property and equipment, net	4,496	5,536
Long-term investments	1,979	3,587
Intangible assets, net	—	2,008
Other assets and deferred charges	1,744	209

Total assets	$101,769	$104,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,988	$5,498
Accrued compensation	1,499	1,557
Accrued expenses	1,932	3,009
Deferred revenue	—	17

Total current liabilities	8,419	10,081
Other non-current liabilities	30	29
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized – 25,000 shares; issued and outstanding shares – none	—	—
Common stock, $0.001 par value Authorized – 150,000 shares; issued and outstanding shares – 52,436 and 51,953, respectively	52	52
Additional paid-in capital	438,285	437,539
Unearned stock compensation	(27)	(176)
Accumulated other comprehensive loss	(1,036)	(1,061)
Accumulated deficit	(343,954)	(341,709)

Total stockholders’ equity	93,320	94,645

Total liabilities and stockholders’ equity	$101,769	$104,755

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$16,351	$16,268	$42,019	$40,777
Cost of revenue	8,201	9,402	19,801	23,242

Gross margin	8,150	6,866	22,218	17,535
Operating expenses:
Research and development	3,941	3,840	11,848	11,385
Selling, general and administrative	3,791	6,763	12,144	22,968
Restructuring costs	—	9	—	108
Amortization of intangible assets	660	1,047	2,008	3,182

Total operating expenses	8,392	11,659	26,000	37,643

Loss from operations	(242)	(4,793)	(3,782)	(20,108)
Other income (expense):
Interest income	662	242	1,750	647
Foreign currency gains (losses), net	6	263	(211)	(387)
Settlement of patent and anti-trust litigation	—	—	—	22,500
Other	4	(166)	93	411

Income (loss) before income taxes	430	(4,454)	(2,150)	3,063
Income tax expense (benefit)	73	(568)	95	(367)

Net income (loss)	$357	$(3,886)	$(2,245)	$3,430

Net income (loss) per common share:
Basic	$0.01	$(0.08)	$(0.04)	$0.07

Diluted	$0.01	$(0.08)	$(0.04)	$0.06

Weighted-average common shares outstanding:
Basic	52,341	51,264	52,148	51,334

Diluted	57,021	51,264	52,148	53,653

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$(2,245)	$3,430
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,474	1,876
Amortization of intangible assets	2,008	3,182
Write-off of patent costs	—	492
Non-cash restructuring costs	—	(35)
Foreign currency losses, net	211	387
Stock option compensation	149	713
Gain on sale of property and equipment	(45)	(251)
Allowance for uncollectible accounts receivable	—	18
Changes in operating assets and liabilities:
Accounts receivable, net	(1,553)	(3,258)
Inventories	571	(2,220)
Other assets	(1,369)	2,637
Accounts payable	(510)	(476)
Accrued expenses	(1,094)	376
Accrued compensation	(58)	173
Other liabilities	1	(250)

Net cash provided by (used in) operating activities	(2,460)	6,794
Investing activities:
Purchases of property and equipment	(447)	(369)
Proceeds from sale of assets	58	318
Proceeds from sale of available-for-sale investments	33,800	40,200
Proceeds from maturity of held-to-maturity investments	—	6,045
Purchase of available-for-sale investments	(59,300)	(48,620)
Acquisition of intangible assets	—	(114)

Net cash used in investing activities	(25,889)	(2,540)
Financing activities:
Proceeds from issuance of common stock	746	1,116
Proceeds from loans receivable from stockholders	—	30
Other, net	—	(5)

Net cash provided by financing activities	746	1,141
Effect of foreign currency exchange rate changes on cash	(211)	(387)

Net increase (decrease) in cash and cash equivalents	(27,814)	5,008
Cash and cash equivalents at beginning of period	34,515	22,637

Cash and cash equivalents at end of period	$6,701	$27,645

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. began operations in August 1996. We operate in a single industry segment: designing and marketing radio frequency (RF) integrated circuits and subsystem module solutions for the worldwide consumer electronics/broadband communications and transportation electronics markets.

General

The accompanying unaudited financial statements as of and for the third quarter and first three quarters of 2005 and 2004 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the third quarter and first three quarters of 2005 and 2004 have been made. Results of operations for the third quarter and first three quarters of 2005 and 2004 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide consumer electronics/broadband communications and transportation electronics markets, on a few significant customers, on strategic demodulator partners, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on the successful development and marketing of new products in new and existing markets, on key personnel, and on our ability to predict customer demand for our products. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liability and line down clauses.

Consolidation

Our unaudited Consolidated Financial Statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities and other amounts. We also use estimates, judgments and assumptions to determine the remaining economic lives and carrying values of purchased intangible assets, property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred. Our short-term investments, which consist of corporate debt securities and other debt securities issued by U.S. government and state agencies, including auction-rate securities, include $65.0 million of available-for-sale investments and $6.6 million of held-to-maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. Our long-term investments, which consist of debt securities issued by U.S. government agencies, are classified as held-to-maturity and are due within 2 years from September 30, 2005. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At September 30, 2005, our investments had unamortized discounts of approximately $0.1 million which will be fully amortized within 2 years.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the third quarter and first three quarters of 2005 and 2004 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2005 and December 31, 2004.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for the third quarter and first three quarters of 2005 was a credit to cost of sales of approximately $0.1 million and $0.2 million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and customer base, have been recorded as the result of our business or asset acquisitions. Our intangible assets were fully amortized at September 30, 2005.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.1 million. At September 30, 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the third quarter of 2005 and 2004, we recognized 2% and 3% of our net revenue upon receipt of payment, respectively. In the first three quarters of 2005 and 2004, we recognized 5% and 6% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. At September 30, 2005, we had no deferred revenue as a result of customer prepayments. At December 31, 2004, deferred revenue as a result of customer prepayments was insignificant.

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

Foreign Currency Gains and Losses

Our functional currency is the U.S. dollar. The impact from the re-measurement of accounts not denominated in U.S. dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the U.S. Dollar and the Euro. Foreign currency gains (losses), net were insignificant for the third quarter of 2005 and $0.3 million for the third quarter of 2004. Foreign currency gains (losses), net were $(0.2) million and $(0.4) million for the first three quarters of 2005 and 2004, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at September 30, 2005 and December 31, 2004.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock subject to repurchase rights and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the third quarter 2004 and first three quarters of 2005.

Our computation of income (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$357	$(3,886)	$(2,245)	$3,430
Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	52,341	51,264	52,148	51,334
Weighted average dilutive potential common shares:
Stock options	4,608	—	—	2,267
Restricted common stock	—	—	—	4
Employee stock purchase plan	72	—	—	48

Weighted average common and dilutive potential common shares	57,021	51,264	52,148	53,653
Diluted income (loss) per common share:	$0.01	$(0.08)	$(0.04)	$0.06

Basic income (loss) per common share:	$0.01	$(0.08)	$(0.04)	$0.07

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options	232	7,048	9,493	1,523
Restricted common stock	—	1	—	—
Employee stock purchase plan	—	157	159	—

Total anti-dilutive securities excluded	232	7,206	9,652	1,523

Stock-Based Compensation

At September 30, 2005, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Through September 30, 2005, there have been no significant grants to non-employees in 2005.

Stock option compensation expense results from grants of stock options with exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. Stock option compensation expense was $0.1 million in the third quarter and first three quarters of 2005, respectively. In the third quarter and first three quarters of 2004, under the provisions of APB No. 25, we recorded stock option compensation expense of approximately $0.2 million and $0.7 million, respectively. Stock option compensation is deferred and amortized as a charge to operations over the vesting period of the related options. As of September 30, 2005, unearned deferred stock compensation was insignificant. As of December 31, 2004, unearned deferred stock compensation was $0.2 million. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at September 30, 2005.

During the third quarter of 2005, we granted our employees approximately 96,000 stock options with exercise prices ranging from $5.03 to $6.95 per share. The stock options generally vest over the next three to five years. In addition, we issued approximately 227,000 shares of common stock upon exercise of stock options by employees pursuant to our stock-based compensations plans during the third quarter of 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$357	$(3,886)	$(2,245)	$3,430
Add stock compensation expense recorded under the intrinsic value method	93	205	148	713
Less pro forma stock compensation expense computed under the fair value method	(1,567)	(1,236)	(4,066)	(5,130)

Pro forma net loss	$(1,117)	$(4,917)	$(6,163)	$(987)

Pro forma net loss per common share:
Basic	$(0.02)	$(0.10)	$(0.12)	$(0.02)

Diluted	$(0.02)	$(0.10)	$(0.12)	$(0.02)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the beginning of the first quarter of 2006. We believe adopting SFAS No. 123R will have a material impact on our consolidated results of operations and will approximate the impact of applying SFAS No. 123 as noted in the table above.

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We have not yet determined which of the aforementioned adoption methods we will use

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

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

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At September 30, 2005, approximately 65% of our net accounts receivable were due from five of our customers. We continually evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net realizable receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. As a result, we have not recorded an allowance for doubtful accounts as of September 30, 2005.

We depend on third-party foundries to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries but obtain integrated circuit products on a purchase order basis. The inability of a third-party foundry to continue manufacturing our integrated circuits would have a material adverse effect on our operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner. Our products are primarily manufactured in the U.S., Korea and the Philippines.

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions. See Note 2. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our operations.

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

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for office space in Plano, Texas an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. The lease for our administrative, sales and marketing and research and development facility in Germany includes an option to purchase the facility during certain time periods of the lease. The lease has a twenty-two year term, which began in December 1999. See Note 8.

2. Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaces Three-Five Systems (TFS) as our RF subsystem module manufacturing partner. The significant terms of the agreement are:

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

As a condition to the closing of the TFS Asset Purchase Agreement described above, we entered into a Termination and Mutual Release with TFS on June 3, 2005 whereby the TFS Manufacturing Agreement dated as of March 27, 2003, which governed the manufacturing of our subsystem module products, was terminated. We further released each other from all liabilities, obligations and claims arising out of our former business relationship. The Termination and Mutual Release relieves TFS of all of its warranty obligations under the TFS Manufacturing Agreement; however, we were compensated by TFS to assume any warranty liability for all subsystem module products produced by TFS and still covered under our warranties to our customers. We do not believe that this warranty liability will have a material impact on our financial results. In conjunction with the asset purchase transaction, the mutual release of claims and the provision for future warranty obligations, we recorded a credit to cost of sales of approximately $0.7 million in the second quarter of 2005.

3. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Gross accounts receivable	$7,291	$5,803
Deferred revenue	—	(65)

Accounts receivable, net	$7,291	$5,738

4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Finished goods	$3,180	$4,188
Work-in-process	3,266	2,907
Raw materials	78	—

Total inventory	$6,524	$7,095

See Note 2 for discussion on the Asset Purchase Agreement with TFS.

5. Intangible Assets

Amortization expense on intangible assets was $0.7 million and $1.0 million for the third quarter of 2005 and 2004, respectively. Amortization expense on intangible assets was $2.0 million and $3.2 million for the first three quarters of 2005 and 2004, respectively.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	September 30, 2005		December 31, 2004
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	—	$10,270	$10,270	$10,270	$8,262
Other	—	4,308	4,308	4,308	4,308

Total		$14,578	$14,578	$14,578	$12,570

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accrued non-cancelable purchase obligations	$499	$1,513
Other	1,433	1,496

Total accrued expenses	$1,932	$3,009

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels, current backlog and estimated future sales. The accrued expenses are expected to be paid during the next twelve months.

7. Income Taxes

We have established a valuation allowance to fully reserve our deferred tax assets at September 30, 2005 and December 31, 2004 due to the uncertainty of the timing and amount of future taxable income. For U.S. federal income tax purposes, at December 31, 2004, we had a net operating loss carryforward of approximately $168.8 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

The provision for taxes during the first three quarters of 2005 primarily consists of foreign income taxes. The provision for taxes during the first three quarters of 2004 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes. The provision for the third quarter of 2004 includes a benefit of $0.6 million as a result of our decision to re-structure our foreign operations to improve our foreign tax exposure.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During the third quarter of 2005, we recorded a provision for income taxes of approximately $0.1 million as a result of several ongoing foreign reviews and examinations. The outcome of these ongoing reviews and examinations is uncertain and the final resolution of the remaining income tax issues that have been raised as a result of these reviews and examinations could have a material impact on our financial position or future results of operations.

8. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we entered into an amendment to this lease extending the lease term an additional 10 years with certain rights of early termination, reducing the monthly base rent and providing a leasehold improvement allowance. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of September 30, 2005 are as follows (in thousands):

Year Ending December 31,
2005	$327
2006	1,117
2007	900
2008	853
2009	848
Thereafter	7,386

$11,431

Rent expense for the third quarter of 2005 and 2004 was $0.3 million and $0.4 million, respectively. Rent expense for the first three quarters of 2005 and 2004 was $0.9 million and $1.4 million, respectively.

Purchase Commitments

As of October 21, 2005, we had approximately $9.9 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on infringement by our product of other’s intellectual property. As of September 30, 2005, we are unaware of any such claims by any of our customers.

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

We have accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs will dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases will guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers will pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants will not be required to pay any money in the settlement. However, any payment made by the insurers will be charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments will be divided by the number of cases that settle). If the pro rata charge exceeds the amount of insurance coverage for an issuer, that issuer would be responsible for additional payments. The proposal also provides that the insurers will pay for the company’s legal fees going forward. The settlement will require final approval of the Court, which cannot be assured.

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except to the extent the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as Microtune. The Court set a hearing to consider final approval of the settlement for January 9, 2006. On September 1, 2005, the Court finalized its preliminary approval of the settlement and rescheduled the hearing to consider final approval of the settlement for April 24, 2006.

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

9. Stockholders’ Equity

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when an entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to an entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if an entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On September 30, 2005, 52,436,253 rights were outstanding.

10. Geographic Information and Significant Customers

Our headquarters and main design center is located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(0.2) million and $0.4 million for the third quarter of 2005 and 2004, respectively. Net income (loss) from foreign operations totaled $(0.8) million and $(0.5) million for the first three quarters of 2005 and 2004, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
North America	$5,573	$7,505	$15,006	$17,016
Europe	2,272	2,057	6,964	6,171
Asia Pacific	8,506	6,613	20,021	17,212
Other	—	93	28	378

Total	$16,351	$16,268	$42,019	$40,777

Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS, accounted for approximately 22% and 25%, respectively, of net revenue for the third quarter of 2005. Sales to Scientific-Atlanta and Asustek Computer, primarily for the benefit of Arris and Terayon, accounted for approximately 20% and 12%, respectively, of net revenue for the third quarter of 2004. Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS, accounted for approximately 22% and 18%, respectively, of net revenue for the first three quarters of 2005. Sales to Scientific-Atlanta accounted for approximately 15% of net revenue for the first three quarters of 2004. We recognized 2% and 5% of our net revenue upon receipt of payment from our customers for the third quarter of 2005 and first three quarters of 2005, respectively. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 82% and 67% of our net revenue for the third quarter of 2005 and 2004, respectively, and 75% and 63% of our net revenue for the first three quarters of 2005 and 2004, respectively.

The locations of property and equipment are summarized below (in thousands):

	September 30, 2005	December 31, 2004
North America	$3,362	$3,819
Europe	773	1,107
Asia Pacific	361	610

Total	$4,496	$5,536

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This market includes products that send and/or receive cable and terrestrial broadband signals. These products are designed for use in RF electronics from upconverters in the cable head-end to those in consumer devices, including handheld televisions; cable modems; cable telephony modems; analog, digital and high-definition televisions (including projection, Digital Light Processor (DLP), plasma and liquid crystal display (LCD) systems); VCRs; portable DVD players; digital and analog set-top boxes; digital personal video recorders; and PC/TV multimedia products. Within this market, we classify handheld televisions, cable modems, cable telephony modems and set-top boxes collectively as cable products.

•	Transportation Electronics

This market includes products targeted for mobile environments such as automobile and airline in-flight entertainment systems. Our transportation electronics products range from components for traditional AM/FM radios to components for emerging entertainment applications including in-car and in-flight video and HD radio™ (digital radio).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1 to our unaudited Consolidated Financial Statements describes the significant accounting policies essential to our unaudited Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the sales value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of sales is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.1 million. At September 30, 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenues from period to period. In the third quarter of 2005 and 2004, we recognized 2% and 3% of our net revenue upon receipt of payment, respectively. In the first three quarters of 2005 and 2004, we recognized 5% and 6% of our net revenue upon receipt of payment, respectively.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. At September 30, 2005, we had no deferred revenue as a result of customer prepayments. At December 31, 2004, deferred revenue as a result of customer prepayments was insignificant.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the third quarter and first three quarters of 2005 and 2004 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2005 and December 31, 2004.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for the third quarter and first three quarters of 2005 was a credit to cost of sales of approximately $0.1 million and $0.2 million, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at September 30, 2005 and December 31, 2004.

For U.S. federal income tax purposes, at December 31, 2004, we had a net operating loss carryforward of approximately $168.8 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the U.S. federal net operating loss and research and development credit carryforwards.

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

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaces Three-Five Systems (TFS) as our RF subsystem module manufacturing partner. The significant terms of the agreement are:

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

As a condition to the closing of the TFS Asset Purchase Agreement described above, we entered into a Termination and Mutual Release with TFS on June 3, 2005 whereby the TFS Manufacturing Agreement dated as of March 27, 2003, which governed the manufacturing of our subsystem module products, was terminated. We further released each other from all liabilities, obligations and claims arising out of our former business relationship. The Termination and Mutual Release relieves TFS of all of its warranty obligations under the TFS Manufacturing Agreement; however, we were compensated by TFS to assume any warranty liability for all subsystem module products produced by TFS and still covered under our warranties to our customers. We do not believe that this warranty liability will have a material impact to our financial results. In conjunction with the asset purchase transaction, the mutual release of claims and the provision for future warranty obligations, we recorded a credit to cost of sales of approximately $0.7 million in the second quarter of 2005.

Results of Operations

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%
Cost of revenue	50	58	47	57

Gross margin	50	42	53	43
Operating expenses:
Research and development	24	24	28	28
Selling, general and administrative	23	41	29	56
Restructuring costs	—	—	—	—
Amortization of intangible assets and goodwill	4	6	5	8

Total operating expenses	51	71	62	92

Loss from operations	(1)	(29)	(9)	(49)
Other income (expense)	4	2	4	56

Income (loss) before income tax expense (benefit)	3	(27)	(5)	7
Income tax expense (benefit)	1	(3)	—	(1)

Net income (loss)	2%	(24)%	(5)%	8%

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Net Revenue

Net revenue for the third quarter of 2005 was $16.4 million, compared to $16.3 million for the third quarter of 2004. Our net revenue for the first three quarters of 2005 was $42.0 million, compared to $40.8 million for the first three quarters of 2004, representing an increase of approximately 3%. Net revenue increased in the transportation electronics market by approximately $0.3 million for the third quarter of 2005 when compared to the same period of 2004. Net revenue decreased in the broadband communications market by approximately $0.2 million for the third quarter of 2005 when compared to the same period of 2004 with decreased shipments of subsystem module products into cable and digital television applications offset by increased shipments of silicon tuner and amplifier products into cable applications. The increase for the first three quarters of 2005 when compared to the same period of 2004 is due to increased sales of approximately $1.4 million in the broadband communications market relating primarily to silicon tuner shipments into cable and digital television applications partially offset by decreased shipments of subsystem modules into cable and digital television applications. Net revenue also decreased approximately $0.1 million in the transportation electronics market for the first three quarters of 2005 when compared to the same period of 2004. In the third quarter of 2005, revenue relating to shipments made in prior periods was insignificant. In the third quarter of 2004, revenue relating to shipments made in prior periods was $0.1 million. In the first three quarters of 2005 and 2004, revenue relating to shipments made in prior periods was $0.3 million and $0.4 million, respectively.

Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS, accounted for approximately 22% and 25%, respectively, of net revenue for the third quarter of 2005. Sales to Scientific-Atlanta and Asustek Computer, primarily for the benefit of ARRIS and Terayon, accounted for approximately 20% and 12%, respectively, of net revenue for the third quarter of 2004. Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS, accounted for approximately 22% and 18%, respectively, of net revenue for the first three quarters of 2005. Sales to Scientific-Atlanta accounted for approximately 15% of net revenue for the first three quarters of 2004. We recognized 2% and 5% of our net revenue upon receipt of payment from our customers for the third quarter of 2005 and first three quarters of 2005, respectively.

Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 82% and 67% of our net revenue for the third quarter of 2005 and 2004, respectively, and 75% and 63% of our net revenue for the first three quarters of 2005 and 2004, respectively.

Cost of Revenue

Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs and inventory charges or credits relating to excess and obsolete inventory. We also report costs for the depreciation of our test and handling equipment and logistics in cost of revenue. Our cost of revenue may increase due to price fluctuations and cyclical demand which we may not be able to pass on to our customers.

Cost of revenue as a percentage of net revenue was 50% and 58% for the third quarter of 2005 and 2004, respectively. Cost of revenue as a percentage of net revenue was 47% and 57% for the first three quarters of 2005 and 2004, respectively. The decrease in cost of revenue for the third quarter of 2005 when compared to the third quarter of 2004 and the first three quarters of 2005 when compared to the first three quarters of 2004 is primarily the result of increased revenue from our silicon products as a percentage of net revenue, which have a lower cost of revenue compared to the mix of products sold in the third quarter and first three quarters of 2004, fewer inventory-related charges in the third quarter and first three quarters of 2005 as compared to the third quarter and first three quarters of 2004 and credits of approximately $0.7 million related to replacing TFS as our RF subsystem module manufacturing partner in the second quarter of 2005 as described above. Our cost of revenue for the third quarter of 2005 and 2004 did not include approximately $0.4 million and $0.2 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. Cost of revenue for the third quarter of 2005 included charges of approximately $0.3 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecast and approximately $0.2 million for various non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations. Cost of revenue for the third quarter of 2004 included charges of approximately $0.7 million to recognize liabilities for subcontractor inventories which were excess to our demand forecast offset by $0.4 million in accrual reversals from the resolution of various inventory-related liabilities with a subcontractor.

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

Research and development expenses, including non-cash stock compensation, for the third quarter of 2005 and 2004 were $3.9 million, or 24% of net revenue, and $3.8 million, or 24% of net revenue, respectively. Research and development expenses, including non-cash stock compensation, for the first three quarters of 2005 and 2004 were $11.8 million, or 28% of net revenue, and $11.4 million, or 28% of net revenue, respectively. The increase in research and development expenses for the third quarter of 2005 when compared to the third quarter of 2004 is due primarily to an increase in personnel-related expenses resulting from increased average headcount. The increase in research and development expenses for the first three quarters of 2005 when compared to the first three quarters of 2004 is due primarily to an increase in personnel-related expenses resulting from increased average headcount and an increase in development projects and related prototyping expenses for new silicon projects partially offset by a decrease in depreciation expense. Stock option compensation related to research and development was $0.1 million for the third quarter of 2005 and $0.2 million for the third quarter of 2004. Stock option compensation related to research and development was $0.1 million for the first three quarters of 2005 and $0.5 million for the first three quarters of 2004.

Selling, General and Administrative

Selling, general and administrative expenses include our personnel-related expenses for administrative, finance, human resources, marketing and sales, information technology and legal departments, and include expenditures related to legal, public relations and financial advisors. These expenses also include promotional and marketing costs, sales commissions and provisions for doubtful accounts.

Selling, general and administrative expenses, including non-cash stock compensation, for the third quarter of 2005 and 2004 were $3.8 million, or 23% of net revenue, and $6.8 million, or 41% of net revenue, respectively. Selling, general and administrative expenses, including non-cash stock compensation, for the first three quarters of 2005 and 2004 were $12.1 million, or 29% of net revenue, and $23.0 million, or 56% of net revenue, respectively. The decrease for the third quarter of 2005 as compared to the third quarter of 2004 was primarily due to an approximate $2.2 million decrease in legal expenses, including a $0.2 million reimbursement of legal expenses from our insurance carriers, due to the completion of our SEC investigation and settlement on June 29, 2005 and the settlement of our shareholder and derivative litigation lawsuits which obtained final court approval on April 4, 2005 and March 31, 2005, respectively. Our directors’ and officers’ liability insurance expense also decreased approximately $0.6 million for the third quarter of 2005 as compared to the third quarter of 2004 as a result of a reduced annual premium effective September 2004. The decrease for the first three quarters of 2005 as compared to the first three quarters of 2004 was primarily due to an approximate $7.7 million decrease in legal fees as described above, including a $0.5 million reimbursement of legal expenses from our insurance carriers, an approximate $2.5 million decrease in directors’ and officers’ insurance expense and an approximate $0.4 million decrease in general and administrative personnel-related expenses. See Part II Item 1, “Legal Proceedings”. Stock option compensation related to selling, general and administrative was insignificant for the first three quarters of 2005 and $0.2 million for the first three quarters of 2004.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter of 2005 and 2004 was $0.7 million and $1.0 million, respectively. Amortization of intangible assets for the first three quarters of 2005 and 2004 was $2.0 million and $3.2 million, respectively. Amortization of intangible assets in the first three quarters of 2005 resulted principally from our acquired patents. Our intangible assets were fully amortized at September 30, 2005.

Restructuring Costs

We incurred no restructuring costs for the first three quarters of 2005. Restructuring costs for the first three quarters of 2004 were $0.1 million relating primarily to the closure of our San Diego design center during the fourth quarter of 2003. All restructuring efforts were completed in 2004 and we currently expect no restructuring costs in 2005.

Other Income and Expense

Other income consists of interest income from investment of cash and cash equivalents, foreign currency gains and losses and other non-operating income and expenses.

Interest income for the third quarter of 2005 and 2004 was $0.7 million and $0.2 million, respectively. The increase in interest income is mainly due to higher average interest rates for the third quarter of 2005 as compared to the third quarter of 2004.

Our functional currency is the U.S. Dollar. The impact from the remeasurement of accounts not denominated in U.S. Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net were $(0.2) million and $(0.4) million for the first three quarters of 2005 and 2004, respectively, resulting primarily from exchange rate fluctuations between the U.S. Dollar and the Euro.

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

For U.S. federal income tax purposes, at December 31, 2004, we had net operating loss carryforwards of approximately $168.8 million and an unused research and development credit carryforward of approximately $4.4 million. These carryforwards begin to expire in 2011.

The provision for taxes during the first three quarters of 2005 consists of foreign income taxes. The provision for taxes during the first three quarters of 2005 and 2004 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes. The provision for the third quarter of 2004 includes a benefit of $0.6 million as a result of our decision to re-structure our foreign operations to improve our foreign tax exposure.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During the third quarter of 2005, we recorded a provision for income taxes of approximately $0.1 million as a result of several ongoing foreign reviews and examinations. The outcome of these ongoing reviews and examinations is uncertain and the final resolution of the remaining income tax issues that have been raised as a result of these reviews and examinations could have a material impact on our financial position or future results of operations.

Liquidity and Capital Resources

As of September 30, 2005, we had net working capital of $85.1 million, including $6.7 million of cash and cash equivalents. We had $71.6 million and $2.0 million of short-term and long-term investments, respectively. At December 31, 2004, we had working capital, cash and cash equivalents, short-term investments and long-term investments of $83.3 million, $34.5 million, $44.5 million and $3.6 million, respectively. We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with maturities greater than three months but less than twelve months to be short term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other securities issued by U.S. government and state agencies, including auction-rate securities, are comprised of high-quality securities in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. In the aggregate, our cash, cash equivalents and short-term and long-term investments declined by approximately $2.3 million during the first three quarters of 2005 as a result of our continued operating losses, changes in working capital and a $2.0 million payment for a multi-year licensing agreement for engineering design and simulation software entered into in the normal course of business during the fourth quarter of 2004.

Cash Flows

Operating activities used $2.5 million in cash during the first three quarters of 2005 compared to providing $6.8 million for the first three quarters of 2004. This decrease was primarily due to the settlement payment of $22.5 million received in the second quarter of 2004, discussed above, and working capital changes partially offset by improved operating results in the first three quarters of 2005 as compared to the first three quarters of 2004. Our accounts receivable days sales outstanding were 40 and 41 at September 30, 2005 and 2004, respectively.

Investing activities used $25.9 million and $2.5 million in cash during the first three quarters of 2005 and 2004, respectively. The primary use of funds in the first three quarters of 2005 and 2004 was purchase of available-for-sale investments.

Financing activities provided $0.7 million and $1.1 million in cash during the first three quarters of 2005 and 2004, respectively, consisting primarily of cash receipts from the exercise of employee stock options and shares purchased under our Employee Stock Purchase Plan.

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

Our future cash commitments are primarily for long-term facility leases. Future minimum lease payments required under operating leases as of September 30, 2005 are as follows (in thousands):

Year Ending December 31,
2005	$327
2006	1,117
2007	900
2008	853
2009	848
Thereafter	7,386

$11,431

Purchase Commitments

As of October 21, 2005, we had approximately $9.9 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on infringement by our product of other’s intellectual property. As of September 30, 2005, we are unaware of any such claims by any of our customers.

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

The consumer electronics/broadband communications market may not grow in the future as anticipated, if at all, or a significant market slowdown may occur. Further, the market segments we serve, in particular the cable set-top box, cable modem, cable telephony, digital TV, and PC-TV markets may not grow at a rate sufficient for us to achieve and sustain profitability. In addition, since the handheld TV market is a new market, and its development is subject to many contingencies and unknowns, it may develop much slower than currently expected or it may not develop at all. Because of the intense competition in the consumer electronics/broadband communications market, the unproven technology of many products addressing the market and the short life cycles of many consumer products, it is difficult to predict the potential size and future growth rate of the overall RF product market. In addition, the consumer electronics/broadband communications market is transitioning from analog to digital, as well as expanding to new services, such as interactive television, handheld television and on-demand services. The future growth of the RF product market is partially dependent upon the market acceptance of products and technologies addressing the consumer electronics/broadband communications market, and we cannot assure you that the RF technologies upon which our products are based will be accepted by any of these markets. If the demand for RF products is not as great as we expect, if we are unable to produce competitive products to meet that demand or if we are otherwise unable to capitalize on market opportunities, we may not be able to generate sufficient revenue to become successful.

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

Market specific risks affecting the digital TV market could impair our ability to compete successfully in that market.

In addition to the risks associated with the consumer electronics/broadband communications market generally, the market for digital TV is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting the digital TV market include:

•	the risk that can tuners that offer the same or similar functionality as our silicon tuner solutions will be viewed as more attractive by our current and potential end customers;

•	the risk that can tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that we will be unable to develop silicon tuners that meet the performance requirements of our end customers;

•	risks related to systems integration and other risks inherent in the highly complex design-in process of the products designed to address this market;

•	the risk that digital TV module products implementing our silicon tuners will not be selected by potential end customers due to the economics of the entire module solution where other components are unattractively priced;

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs; and

•	the risk that an influx of entrants into the digital TV market due to a faster than expected transition to all digital will accelerate average selling price erosion.

To the extent our efforts to penetrate the digital TV market are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business, financial condition and results of operations.

Market specific risks affecting the handheld TV market could impair our ability to compete successfully in that market.

In addition to the risks associated with the consumer electronics/broadband communications market generally, the market for handheld TV is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting the handheld TV market include:

•	the risk that the handheld TV market may develop more slowly than expected or not develop at all;

•	the risk that we will fail to achieve a design-in with any of the major cell phone manufacturers;

•	the risk that we will fail to effectively partner with strategic demodulator partners who are necessary to effectively market our products and secure design ins with major cell phone manufacturers;

•	the risk that other companies with more focused engineering efforts will compete effectively against us;

•	the risk that we may overallocate our engineering resources to the development of handheld TV products, only to fail to penetrate this market and consequently, harm other areas of our product development;

•	the risk that even if we are successful initially, we may have difficulty sustaining our market position as the handheld TV market will likely be highly competitive with extreme pricing pressure and price erosion; and

•	the risk that solutions that integrate the tuner and demodulator on one chip or in one package will be more compelling to potential customers than our discrete silicon tuner solutions.

To the extent our efforts to penetrate the handheld TV market are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business, financial condition and results of operations.

We operate in an intensely competitive business and many of our competitors have significantly greater resources and operating flexibility, which allow them to compete effectively against us in existing markets and may affect our ability to enter or effectively compete in new markets.

The markets in which we compete are intensely competitive and we cannot assure you that we will be able to compete successfully against current or new competitors. This competition has resulted and may continue to result in declining average selling prices for our RF products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the consumer electronics/broadband communications and transportation electronics markets. We compete primarily with tuner module manufacturers such as Alps, LG Innotek, Panasonic, Philips Electronics, Samsung Electro-Mechanics, and Thomson, and with semiconductor companies such as Anadigics, Analog Devices, Broadcom, Maxim and Philips Semiconductors. We may compete in the future with Freescale, RFMagic, Texas Instruments, Xceive and various start-up companies, especially in the handheld TV market. Average selling prices for products offered by competitor tuner module manufacturers continue to erode substantially, causing our silicon product offerings to be less attractive to potential customers and further limiting our design in opportunities, especially in the digital TV market.

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

As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products which may harm our current market position and impact our ability to enter or compete effectively in new markets. If we do not compete successfully, we may lose market share in our existing markets, our gross margins may fail to increase or may decline, and we may experience other material adverse effects on our business and results of operations.

Our success is highly dependent on our relationships with our strategic demodulator partners.

Our RF products are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, we have relied on informal strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to our mutual end customers. Although we work in concert with our third-party demodulator partners to complete highly functional reference designs, we have no control over our partners’ future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator partner to continue to support us. Likewise, our ability to acquire new customers is highly dependent on the cooperation of third-party demodulator manufacturers. If such third-party manufacturers decide to partner with our competitors, we would effectively be prevented from selling our products to potential new customers. This risk is especially present in the handheld TV market, where there are currently few demodulator partners and many tuner competitors. Furthermore, our dependence on these third-party demodulator manufacturers often limits the strategic direction of the company. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our current principal demodulator partners are Texas Instruments in the cable modem market, ATI Technologies in the ATSC market and ST Microelectronics in the DVB-C market. A current prospective demodulator partner is DiBcom in the handheld TV market. If any of our current or prospective demodulator partners were to stop working with us in favor of other tuner manufacturers, we would be effectively designed out of current and potential customer’s products and this would have a material adverse effect on our business, results of operations and our future prospects.

Industry participants may consolidate or establish financial or strategic relationships, adversely impacting our ability to compete in our markets.

Consolidation by industry participants, such as acquisitions of our customers, suppliers or partners by our competitors, or acquisitions of our competitors by our customers, suppliers or partners, could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third parties. These new competitors or alliances among competitors could emerge rapidly and acquire significant market share. In addition, some of our suppliers or partners offer or may offer products that compete with our RF products. Further, we rely upon some of our business partners for certain joint reference design and marketing activities and some of our products are incorporated in some of our business partners’ reference designs that are provided to potential customers. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

If we do not anticipate and adapt to evolving industry standards in the RF tuner and consumer electronics/broadband communications markets, or if industry standards develop more slowly than we expect, our products could become obsolete and we could lose market share.

Products for consumer electronics/broadband communications applications often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with these evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which can harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Additionally, our competitors may attempt to relax anticipated standards that we have expended significant research and development funds to meet, thereby eliminating any technical advantages that our products may have. Further, if new unexpected industry standards do emerge, and we have failed to accurately anticipate or design products that meet such standards, our products or our customers’ products could become unmarketable or obsolete.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the consumer electronics/broadband communications market and, in particular, in the RF market, or to develop and introduce new products that are functionally and economically competitive into these markets, could result in diminished revenue and, consequently, harm our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

Our research and development efforts are critical to our business and if these efforts are unsuccessful, it will have a material adverse effect on our business and results of operations.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets; our ability to introduce these new products in a cost-effective and timely manner; and our ability to meet customer specifications and convince leading manufacturers to select these new products for design into their new products. Developing new products and improving our existing products requires substantial continuing investments of engineering resources. We have often encountered and continue to encounter difficulties attracting and retaining the highly sophisticated engineering personnel required to timely develop our products and meet our customers’ design windows. In addition, the development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Our efforts to address the handheld TV market, in particular, will depend on our ability to overcome the challenges described above and upon eventual industry acceptance of our new handheld TV products, such as the MT2260 and MT2262. Some of our past research and development efforts have failed. For example, our Bluetooth products never gained wide market acceptance. Successful product development depends on a number of factors, including:

•	the accuracy of our prediction of market requirements and evolving standards;

•	the acceptance of our new product designs by our customers and of our customers’ products by the market;

•	the availability of qualified product designers and our ability to attract and retain them; and

•	our ability to successfully design, develop, manufacture and integrate new components to increase our product functionality in a timely manner.

We have made significant changes in our executive management and reduced the scope and costs of our worldwide operations. Because of our reduced scope of operations and management discontinuity, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would have a material adverse effect on our business, financial condition and results of operations.

Our business may be harmed if we fail to protect our proprietary technology.

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality agreements and procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the U.S. and in foreign countries. We intend to seek further U.S. and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or commercial advantage. While we generally seek patent protection for our innovations, it is possible that some of these innovations may not be protectable. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents.

In addition, even when we do hold valid patents that we could potentially assert against a competitor’s infringing products, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights fully, particularly, where the initiation of a claim might harm our business relationships or risk a debilitating countersuit by a competitor with patents that read on our products.

Our competitors also may be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., increasing the possibility of piracy of our technology and products.

In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other non–patented proprietary know-how relating to our product development and manufacturing activities, which we seek to protect, in part, by confidentiality agreements with our collaborators and employees. We cannot be certain that our confidentiality agreements will not be breached, that we would have adequate remedies for any such breach or that trade-secrets and proprietary know-how will not otherwise become known by others. Although we intend to protect and vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Despite our efforts and procedures to protect our intellectual property through the prosecution of patents, trademarks, copyrights and trade secrets and other methods, we cannot assure you that our current intellectual property or any intellectual property we may obtain through acquisitions or by other means will be free from third-party claims which may be valid. Any third-party claims may lead to costly and time-consuming litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation that could seriously harm our business and compromise our intellectual property position.

We have been involved in intellectual property litigation in the past and may become involved in intellectual property litigation in the future to protect our intellectual property or defend against allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights either through litigation or a petition for USPTO re-examination initiated by a competitor. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert the time and attention of our management and technical personnel.

The expense associated with intellectual property litigation, the diversion of time and attention of our management and technical personnel from our daily operations caused by such litigation and any legal limitation placed upon our products and/or our business related to such litigation may have a material adverse effect on our business and results of operations.

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third parties for infringement of our proprietary rights or to establish their validity. Even if we successfully assert our intellectual property against a competitor in litigation, our patents may be attacked through a USPTO re-examination, which cannot be settled by the mutual agreement of the parties. For example, despite the settlement of all of our outstanding patent litigation with a competitor in the second quarter of 2004, we must continue to prosecute the validity of our ‘035 patent in the re-examination proceedings initiated by that competitor. If we are unsuccessful in our efforts to confirm the validity of certain claims of our ‘035 patent, others will be able to compete directly against us, which could materially and adversely affect our ability to sell our products and grow our business. Any future litigation by or against us, or one of our customers, could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

Our ability to sell our RF products may be adversely affected if it is determined that we or our customers infringe on the intellectual property of a third-party or if any of our issued patents are determined to be invalid.

The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in significant and often protracted and expensive litigation. Our customers may be subject to infringement claims for their products which incorporate our RF products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the litigation and demand indemnification from us. The resolution of such a claim against our customer may cause our customer to reduce or completely eliminate marketing its infringing product, which would decrease our sales of RF products to this customer. Further, if our customer were to prevail in its claim for indemnification against us, or if we were found to infringe on any other third-party intellectual property, we could be required to:

•	pay substantial damages and royalties on our historical and future product sales;

•	indemnify our customers for their legal fees and damages paid;

•	stop manufacturing, using and selling the infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of some of our processes; or

•	obtain licenses to the infringed intellectual property to sell or use the relevant technology, which may not be available on commercially reasonable terms, if at all.

We may be unsuccessful in developing non-infringing products or obtaining licenses upon commercially reasonable terms. We may be unable to resolve these problems which could have a material adverse affect our business, financial condition and results of operations.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss or change in demand of a key customer would seriously harm our business.

We have historically derived a substantial portion of our revenue from sales to a relatively small number of customers and we expect this trend to continue. The loss of any significant customer would significantly harm our revenue. Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS, accounted for approximately 22% and 25%, respectively, of net revenue for the third quarter of 2005. Sales to Scientific-Atlanta and Asustek Computer, primarily for the benefit of ARRIS and Terayon, accounted for approximately 20% and 12%, respectively, of net revenue for the third quarter of 2004. Sales to Scientific-Atlanta and Asuspower, primarily for the benefit of ARRIS, accounted for approximately 22% and 18%, respectively, of net revenue for the first three quarters of 2005. Sales to Scientific-Atlanta accounted for approximately 15% of net revenue for the first three quarters of 2004. Sales to our ten largest customers, including sales to their respective manufacturing subcontractors, accounted for approximately 82% and 67% of our net revenue for the third quarter of 2005 and 2004, respectively, and 75% and 63% of our net revenue for the first three quarters of 2005 and 2004, respectively. Further, several existing and potential customers have substantial internal technological capabilities and could develop products internally that compete with or replace our products. A decision by any of our significant customers to internally design and manufacture products that compete with our products could have a material adverse effect on our business and results of operations.

We believe that our future results of operations will continue to depend on the success of our largest customers, on our ability to sell existing and new products to these customers in significant quantities and on our ability to diversify our customer base. To attract new customers or retain existing customers, we may offer certain customers very attractive prices on our products which could impact our overall pricing strategy. In that event, our average selling prices and gross margins would decline. The loss of a key customer or a reduction in our sales to any key customer would harm our revenue and consequently our results of operations and financial condition.

We are subject to order and shipment uncertainties with respect to our RF products, and if we are unable to accurately predict customer demand for these products, we may incur excess or obsolete inventory, which would reduce our profit margin, or insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our terms and conditions (which do not apply to many of our key customers) typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, our terms typically provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers typically are restricted to the number of days they can delay the ship date. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment and to re-schedule shipments less than 30 days before the expected date of shipment, with little or no penalty. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. However, we place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our business and results of operations. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

As part of our routine business, we extend credit to customers purchasing our products. At September 30, 2005, approximately 65% of our net accounts receivable were due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

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

Our customers, and sometimes their customers, typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our RF products. These evaluation processes are frequently lengthy and may range from three months to one year or more. As a result, we expend significant financial and human resources to develop customer relationships before we realize any revenue from these relationships. In fact, we may never realize any revenue from these efforts. In many situations, our customers design their products to specifically incorporate our RF products, and our RF products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management effort on our part. This process may also require significant engineering and testing by our customers and, if our customers do not have sufficient capabilities to complete the process, our business and results of operations could be materially adversely affected.

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

Net revenue from outside of North America was 66% and 54% for the third quarter of 2005 and 2004, respectively, and 64% and 58% for the first three quarters of 2005 and 2004, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products.

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

Historically, revenues from international markets have represented the majority of our total revenues, and international revenues as a percentage of total revenues have increased in recent years. We expect revenues from international markets to continue to represent the majority of our total revenues for the foreseeable future. International business activities involve certain risks, including:

•	difficulties involved in the staffing and management of our geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty in evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

•	greater difficulty in safeguarding intellectual property;

•	foreign technical standards;

•	import and export licensing requirements, tariffs, and other trade and travel restrictions; and

•	existence or adoption of laws and regulations affecting the operation and taxation of our business and the general business climate for foreign companies.

A product recall by a major customer could materially adversely affect our business, financial condition and results of operations.

We generally warrant our commercial products for a period of one year, and longer for transportation electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and have a material adverse effect on our business, financial condition and results of operations.

Some of our customers require us to sign “line down” clauses, liability clauses and/or intellectual property warranty and indemnification clauses.

We are currently subject to “line down” clauses in some contracts with our customers. Such clauses require us to pay financial penalties if our failure to supply products in a timely manner causes the customer to slow down or stop their production. Such penalties could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations. We are also subject to product liability clauses and/or intellectual property warranty and indemnification clauses in some of our customer contracts, and where we do not have contracts, we are subject to such default provisions in the Uniform Commercial Code. Such clauses and warranties require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on infringement of a third-party’s intellectual property by our products. Such a penalty could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations.

We have experienced volatility in our stock price and it may fluctuate in the future. Therefore, you may be unable to resell shares of our common stock at or above the price you paid for them.

The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future. For example, since January 1, 2005, our common stock has traded at prices as low as $3.05 and as high as $7.11 per share. Such fluctuations may be influenced by many factors, including:

•	our performance and prospects;

•	the performance and prospects of our major customers;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

Public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. In addition, fluctuations in our stock price and our price–to–earnings multiple may have made our stock attractive to momentum, hedge or day–trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

We expect our quarterly results of operations to fluctuate.

Our quarterly results of operations have fluctuated significantly in the past and we expect such results to fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors may include:

•	the timing, cancellation and rescheduling of significant customer orders;

•	the ability of our customers to procure the other necessary components for their end-products that utilize our products in order to conduct their operations;

•	pricing concessions on volume sales to particular customers for established time frames and our ability to respond to general downward pressure on the average selling prices of our products;

•	cyclical or seasonal slowdowns and general downturns in customer demand or related industry-wide increases in inventories;

•	our ability to predict our customers’ demand for our products, manage production and inventory levels in response to product life cycles and other factors and minimize the effects of obsolete or excessive inventory;

•	design wins and changes in our product and customer mix;

•	labor disputes at our subsystem module manufacturer’s facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	problems with our products that result in significant returns;

•	inadequate allocation of wafer, assembly or test capacity for our silicon products by our subcontractors and/or allocation of components used in our module products by our suppliers;

•	acts of terrorism or military action occurring anywhere in the world; and

•	acts of God or force majeure.

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

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, the foreign currency exchange loss was insignificant in the third quarter of 2005 and approximately $0.2 million in the first three quarters of 2005. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

There is no guarantee our insurance coverage, including our directors’ and officers’ liability insurance, will be sufficient to cover any eventual liability and any shortfall in insurance coverage would impact our cash position which could have a material adverse effect on our financial condition.

We purchase various insurance policies to cover specifically designated risks in varying amounts. There is no guarantee that when a claim arises under any of the covered risks that our coverage will be sufficient to cover the entire claim or that any specific claim will be covered, even in part, by insurance. Also, there can be no guarantee that we will be able to obtain insurance in the future. Furthermore, directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made or defense costs incurred if securities litigation is filed against us in the future. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business and could have a material adverse effect on our financial condition.

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

Our business could be disrupted if we are unable to successfully integrate any businesses, technologies, product lines or services that we may acquire in the future.

As part of our business strategy, we may review and selectively pursue potential acquisitions that could complement our current product offerings, augment our market coverage, complement our technical capabilities, or that would otherwise provide growth opportunities. While we currently have no definitive agreements in place, we may make strategic acquisitions or investments or enter into joint ventures or strategic alliances with other companies in the future, which may entail many risks. Specific examples of risks that could relate to such transactions include:

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

In June 2005, we completed the transition of our outsourced subsystem module solutions manufacturing operations from TFS to Ionics EMS, Inc. The majority of our subsystem module solutions manufacturing operations are now subcontracted to Ionics. Such operations are conducted at a single facility in Manila, Philippines.

Despite the transition of our manufacturing operations to Ionics, we are still exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. Such risks include lack of control over delivery schedules, manufacturing yields, quality and fabrication costs and the risk of material supply disruptions due to labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. If we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements, which could cause a significant delay in our ability to deliver our products, resulting in losses and potential enforcement of contractual “line down” clauses by customers, subjecting us to high litigation costs and settlement payments. Additionally, our subcontractor could elect to close its production facility or require us to move to another production facility or subcontractor. Any resulting delay could result in increased expense and costs and could have a material adverse effect on our business and results of operations.

We depend on third-party wafer subcontractors to manufacture all of our integrated circuit products, which reduces our control over the integrated circuit manufacturing process and could increase costs and decrease the availability of our integrated circuit products.

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside subcontractors, to produce most of our integrated circuit RF products. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were unable or unwilling to continue manufacturing our integrated circuits, our business would be materially adversely affected. In such an event, we would be required to identify and qualify substitute subcontractors, which would be time consuming and difficult, and may result in unforeseen manufacturing and operational problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB. In addition, the processing of our integrated circuit products are specific to the manufacturing processes of one or the other of our two suppliers and substantial lead-time would be required to move the specific product to the other supplier, if it were possible at all. Further, our customers may limit their purchases from us unless a second manufacturing source is developed, which could impact our sales. Further, there can be no assurance that the establishment of a second manufacturing source would successfully mitigate the risks identified above.

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

If our customers do not qualify our products or the manufacturing lines of our third-party suppliers for volume shipments, our revenue may be delayed or reduced.

Some customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the product. We may not always be able to satisfy the qualifications. Delays or failure to qualify can cause a customer to discontinue use of our products and result in a significant loss of revenue. If we change third-party suppliers, customers may require us to qualify the new supplier’s facility, or a product manufactured by that facility.

Our Quality Certifications are subject to periodic re-evaluation.

Our design facility located in Ingolstadt, Germany is currently ISO-9000:2000 and ISO-14001 certified. These certifications and others are subject to recertification on a periodic basis. If we are unable to obtain any such recertification, it could have a material adverse effect on our business.

Our products are subject to certain environmental standards.

Beginning July 2006, our product shipped into certain regions of the world must be lead-free. We currently have lead-free versions of our silicon products and we are in the process of altering our applicable subsystem module solutions to also be lead-free. If our customers are unable to re-qualify the lead-free versions of our products or our subsystem module manufacturers are unable to meet the lead-free standards in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

We believe that transitioning our silicon products to newer or better manufacturing process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance process technologies in order to produce more efficient or better integrated circuits because we believe this migration is required to remain competitive. Other companies in the industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties. Moreover, we are dependent on our relationships with subcontractors to successfully migrate to newer or better processes. Our foundry suppliers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make newer or better manufacturing process technologies available to us on a timely or cost-effective basis, or if we experience difficulties in migrating to these processes, it could have a material adverse effect on our competitive position and business prospects.

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

Our international operations, including our operations in Germany, Taiwan, Japan, China and Korea, the operations of our international suppliers and our overall financial results may be adversely affected by events that occur in or otherwise affect these countries.

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

Any success we may have in the future will depend to a significant degree upon the continued service of our personnel, particularly our key personnel and executive management. The members of our executive management are not parties to employment agreements with Microtune. The loss of one or more members of our executive management or other key personnel could have an adverse effect on our operations. Our future success also depends on our ability to attract, retain and motivate qualified personnel with experience in RF engineering, integrated circuit design and software and technical marketing and support. We rely heavily upon equity compensation incentives, such as options to purchase our common stock to attract, retain and motivate such personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer.

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

We have accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs will dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases will guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers will pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants will not be required to pay any money in the settlement. However, any payment made by the insurers will be charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments will be divided by the number of cases that settle). If the pro rata charge exceeds the amount of insurance coverage for an issuer, that issuer would be responsible for additional payments. The proposal also provides that the insurers will pay for the company’s legal fees going forward. The settlement will require final approval of the Court, which cannot be assured.

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except to the extent the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as Microtune. The Court set a hearing to consider final approval of the settlement for January 9, 2006. On September 1, 2005, the Court finalized its preliminary approval of the settlement and rescheduled the hearing to consider final approval of the settlement for April 24, 2006.

Directors’ and Officers’ Liability Insurance

If our directors’ and officers’ liability insurance is insufficient or unavailable to cover the amount of any damages that may result from any future securities litigation for any reason, we may be required to pay the costs of indemnifying and defending certain of our directors and officers. Further, the costs associated with securing directors’ and officers’ liability insurance may rise significantly and such insurance may not be available to us in sufficient amounts to cover any claims made in securities litigation filed against us in the future.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. Among other things, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. As recently amended, the effective date of SFAS No. 123R is the beginning of the first fiscal year beginning after June 15, 2005, which is January 1, 2006 for calendar year companies, although early adoption is allowed. This change in accounting treatment will have a material adverse effect on our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 to our unaudited Consolidated Financial Statements.

Investor confidence and share value may be adversely affected if we are unable to file all required reports with the Securities and Exchange Commission in a timely manner.

Our ability to file in a timely manner with the Securities and Exchange Commission the reports required pursuant to the Securities Exchange Act of 1934, as amended, including quarterly reports on Form 10-Q and annual reports on Form 10-K, could be adversely affected by the following events:

•	loss of key management or finance and accounting personnel;

•	technical issues with our enterprise resource planning software or other financial reporting tools;

•	delays in the review of our quarterly results or audit of our annual results by our outside auditors;

•	unexpected change of our independent audit firm;

•	significant acquisitions or mergers;

•	disposition of a business segment; and

•	acts of God or force majeure.

Any delay in filing any such report could result in a loss of investor confidence in the reliability of our financial statements and an adverse reaction in the financial marketplace, which ultimately could adversely impact the market price of our shares. Additionally, this could result in the delisting of our stock from The Nasdaq National Market and subsequent quoting of our stock on the “pink sheets,” hindering liquidity of our stock and increasing trading costs and fees for investors.

If we or our independent registered public accounting firm are unable to provide adequate attestation regarding the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, it may have a material adverse effect on investor confidence and the market value of our common stock.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will continue to apply to our future Annual Reports on Form 10-K. We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time–consuming effort that needs to be reevaluated frequently. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, there can be no assurance that we will be successful in future years. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares. Additionally, this could result in the delisting of our stock from The Nasdaq National Market and subsequent quoting of our stock on the “pink sheets”, hindering liquidity of our stock and increasing trading fees to investors.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II .

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under Legal Proceedings under Note 8 of Notes to unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 6.	Exhibits

10.1(1)	Indemnification Agreement between Microtune, Inc. and Bernard T. Marren, dated August 30, 2005.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2005