Form 10-K
period 2005-12-31
MICROTUNE INC
filed 2006-03-03
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filed ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, there were 52,208,844 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $5.02 per share of Registrant’s common stock as quoted by The NASDAQ National Market on that date) was approximately $245.5 million. For the purposes of this disclosure, shares of the Registrant’s common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of February 24, 2006, there were 52,842,432 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2005

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

All statements in this annual report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the impact of new accounting pronouncements related to the expensing of stock options on our future results, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, and our ability to successfully address new markets where competition is intense.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements. In addition to the other information in this annual report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Risk Factors” below and in our other filings with the United States Securities and Exchange Commission. We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. These forward-looking statements speak only as of the date of this annual report. We undertake no obligation to revise or update any forward-looking statement for any reason except as otherwise required by law.

PART I

ITEM	1. BUSINESS

Website Access to Reports and Other Information

We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge upon request by phone (telephone number: (972) 673-1850), by email to IR@microtune.com, in writing to our Investor Relations department at 2201 10th Street, Plano, Texas 75074 or through our internet web site, www.microtune.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC).

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, digital television (TV) and automotive markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable various consumer electronics, broadband communications and automotive electronics applications or devices, including cable TV set-top boxes; cable high-speed data modems; cable high-speed voice modems enabling cable-based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including high-definition TVs; personal computer television (PC/TV) multimedia products; and mobile TVs. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices and applications to consumers or service providers within the cable, digital TV and automotive markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets.

The cable, digital TV and automotive markets are intensely competitive and historically have seen rapid changes in demand. Our markets are also characterized as having short product life cycles due to rapid technological changes. This often results in rapidly decreasing average selling prices, which makes product cost reduction efforts, involving both product design and manufacturing processes, critical. The volatility of demand within our target markets makes it difficult for us to identify and discuss business trends or to predict future results.

Today, our products are marketed principally to OEMs and ODMs in the following markets:

•	Cable

This market includes products that send and/or receive cable broadband signals. These products are designed for use in RF electronics, from upconverters in the cable head-end to tuners in consumer devices, including cable high-speed data modems, cable high-speed voice modems, and digital and analog set-top boxes.

•	Digital TV

This market includes products that receive terrestrial and cable signals. These products are designed for use in consumer electronics devices such as mobile (handheld) TVs; digital TVs, including high-definition TVs (including projection, Digital Light Processor™ (DLP®), plasma and liquid crystal display (LCD) systems); digital TV set-top converter boxes; satellite receivers that include a terrestrial tuner; VCRs; portable DVD players; digital personal video recorders (DVRs); and PC/TV multimedia products.

•	Automotive Electronics

This market includes products targeted for mobile automotive and airline environments, including automobile and airline in-flight entertainment systems. Our automotive electronics products range from components for traditional AM/FM radios to components for emerging entertainment applications, including in-car TV, in-flight video, digital radio, such as digital audio broadcast, and HD radio™.

Some of our customers are distributors who resell our products to various manufacturers. Often our distributors do not provide us with the identity of their customer, or if they do, we may not have visibility into the type of device being manufactured. In these cases, the revenue is not associated with a market.

Business Strategy

Our mission is to be the leading supplier of RF tuner technology in our target markets. Key elements of our strategy to accomplish our mission include:

•	Focus on RF tuner technology and products where our experience, expertise and patent portfolio provide strategic and competitive advantages.

•	Leverage our RF systems expertise to help our customers design superior performing and cost effective applications and devices.

•	Leverage our core technologies and experience in real-world TV environments to provide silicon solutions for emerging mobile TV, digital TV and PC/TV multimedia markets.

•	Protect or increase our opportunities through expanded relationships with existing or new key partners.

•	Combine our RF IC and systems expertise and established products to expand our presence in automotive electronics as this market transitions to highly integrated RF IC solutions.

Organization

To implement our strategy effectively, our systems engineering and marketing teams are organized into two specialties: cable/digital TV and automotive electronics. Our IC design, product and test engineering, mechanical design, quality, marketing communications, investor relations, sales, finance and accounting, information technology, legal, operations and human resources teams are centralized to achieve operational efficiencies.

During 2002 and 2003, we implemented a restructuring plan to reduce operational costs and structural expenses with the goals of reducing our losses and achieving profitability. We closed or sold certain design facilities, closed selected sales offices, eliminated development activity on certain products with limited near-term revenue potential, sub-contracted the manufacturing of our subsystem module products, shutdown our internal manufacturing operations for such products and implemented staff reductions.

Markets

During the last 10 years, the worldwide reliance on the internet; the transition to digital technologies; the rise of broadband, mobile and wireless communications; and the growing interrelation of TVs, PCs, cable communications and the internet, coupled with an end-user desire for mobility, have fostered dramatic changes in business and consumer electronics, broadband communications and automotive electronics. These drivers have propelled the development of new classes of products and new forms of entertainment and information, based on innovative technologies that deliver better, faster, and improved mobile communications.

•	Cable

According to an In-Stat/MDR study, total worldwide cable subscribers are projected to reach 400 million by 2008. During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of digital voice, data and video services. In-Stat/MDR predicts that nearly 100 million households will be subscribing to digital video service by 2008.

In order to support these new services, cable operators continue to invest in new technology and infrastructure to upgrade their networks to deliver consumers more channels, digital and HDTV programming, high-speed data communications, home networking, and two-way interactive services, including digital telecommunications and on-demand services. As a part of this upgrade, cable operators continue to deploy new classes of digital consumer equipment that allow users to access a range of enhanced services such as:

•	Modems: Cable modems, as stand-alone devices, or as integrated into set-top boxes, which enable high-speed internet service via two-way cable; and voice over Internet Protocol (VoIP) cable modems, which enable digital phone and high-speed internet service via two-way cable; and

•	Set-top Boxes: Digital interactive set-top boxes, which serve as the home access point for a number of services, including high-definition (HD), standard-definition (SD) and analog channels and new applications such as DVRs and on-demand services. In some deployments, the digital interactive set-top box is evolving into a ‘home gateway,’ a multifunctional box designed to serve as the distribution ‘hub’ for home networked video, voice and/or data services.

The cable industry’s adoption of industry standards, including the CableLabs® standards for DOCSIS® (cable modems) and its support for complementary standards, such as OpenCable™ (digital set-top boxes), PacketCable™ (cable telephony) and CableHome™ (home networking), has served as an additional catalyst to fuel the deployment of enhanced broadband services. These maturing standards are designed to ensure interoperability between different manufacturers’ customer premise equipment and cable infrastructure (head-end) equipment products. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can operate efficiently and harmoniously in cable environments.

We provide tuners and amplifiers for cable modems, set-top boxes and VoIP cable telephony systems, which support the two-way transmission of data to and from the consumer and the cable operator’s head-end. Multiple tuners are increasingly implemented in cable set-top boxes to support simultaneous viewing of one channel while recording a second channel using a DVR, on-demand services, and internet access. In the head-end itself, we also provide IC and subsystem module upconverter solutions for the power-, cost- and space-efficient RF delivery of on-demand and other services.

•	Digital TV

Terrestrial TV

The worldwide transition to digital technologies represents a massive technology transformation. In North America alone, IMS Research estimates that more than 300 million analog TV receivers will need to be converted to digital TV receivers. As originally conceived, the idea of digital TV was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail than existing TV, or multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and audio to internet data, can be broadcast using digital transmission.

The definition of terrestrial ‘digital TV’ is determined by standards adopted by various countries: the Advanced Television Systems Committee (ATSC) standard is deployed primarily in North America and the Digital Video Broadcast—Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world. The Digital Video Broadcast—Handheld standard (DVB-H), targeted for mobile handheld devices, is expected to be implemented in the United States, Europe and other parts of the world.

To receive digital TV or other digital services, consumers require new kinds of products. Manufacturers have and continue to develop products with different combinations and options to see what consumers will buy. These new digital TV products include HDTVs; widescreen, DLP, LCD and plasma displays; digital set-top boxes that decode the digital signal for display on analog TV’s; DVRs; mobile phones; notebook PCs or other portable handheld devices capable of receiving broadcast digital TV; and other TV peripherals.

Driven by government mandates, terrestrial digital video transmission has already begun in a number of countries, including the United States, Germany, France, Italy, the United Kingdom, Australia and Japan, and the number of markets for digital TV sets and related peripheral products is beginning to grow. We estimate that approximately 18 million set-top boxes and integrated digital television sets supporting the DVB-T standard have been shipped in 2005, predominantly in the United Kingdom, Italy, and Germany. We project this number to grow to nearly 24 million units in 2006 as additional countries begin services using the DVB-T standard and as DVB-T tuners begin to become a standard feature for some television sets.

In the United States, actions by the Federal Communications Commission (FCC), backed by Congress and supported by industry organizations, are driving the transition to digital television technology. The FCC has adopted a plan that requires the inclusion of off-air digital TV tuners in all new digital television sets, greater than 13 inches by July 1, 2007. In addition, all TV interface devices that include a tuner (VCRs, DVD players or other peripherals) must come equipped with digital TV tuners by the July 1, 2007 target date as well. Most recently, the FCC has proposed a new target date of December 31, 2006, by which all TVs and interface devices, including those less than 13 inches, must comply with the digital tuner mandate.

Because different transmission formats are used for digital terrestrial broadcasting and digital cable systems in the United States, digital televisions generally have not been able to directly receive and decode digital signals from cable operators. The FCC addressed this shortcoming by adopting rules that will allow televisions to receive digital cable signals without the need for an external set-top box. The FCC created standards for digital cable ready (DCR) TV sets.

In early 2006, Congress passed a bill, which the President signed into law, that requires the turn off of analog signals in the United States by February 17, 2009. To ensure that all households can receive digital off-air television, this new law also includes a provision to subsidize the cost of digital set-top boxes that decode the digital signal for display on analog TVs (digital converter boxes) for those who might otherwise not be able to afford the cost to convert to digital TV. The law and FCC mandates are expected to significantly impact the deployment of digital TV products in coming years.

Consumers’ desire to combine big-screen televisions with high-definition video and full surround sound audio systems has also been a key factor in driving sales of digital TV products. According to the Consumer Electronics Association (CEA), more than 32 million DTV products have been sold in the United States since 1998. In 2006, the CEA estimates that over 15 million DTV products will be sold, with HDTVs outselling analog TVs for the first time.

We provide tuners and amplifiers used for the RF tuning and reception of signals for digital television products.

Mobile TV

The convergence of consumer applications on mobile devices has demonstrated that there is substantial consumer interest in the ability to access entertainment and information while “on the go.” This is the premise behind the emergence of a new class of mobile, battery-powered devices, including mobile phones, that can deliver digital broadcast services. Mobile TV broadcast, which holds substantial promise as the next stage in the worldwide rollout of digital TV, is expected to offer new consumer services.

Many of the technical, commercial and regulatory issues for the delivery of mobile TV broadcasts have already been addressed. Standards such as DVB-H and Integrated Services Digital Broadcast—Terrestrial One-Segment (ISDB-T one-segment) have been specified and approved by standards bodies to support the mobile broadcast digital television model. Since mobile devices have unique requirements in terms of power-consumption, screen size and mobility, new technologies, including DVB-H compliant tuners and demodulators, are or will be developed to enable these services. In addition, DVB-H trials in Europe and the United States have verified system feasibility and launches of DVB-H services are expected in Germany, Italy, Spain and the United States in 2006 and 2007. More importantly, the concept of mobile TV has been embraced by major mobile phone manufacturers and many have announced or are expected to announce mobile TV products.

IMS Research expects a total of more than 70 million DVB-H handsets to be shipped during the next three years. By the end of the decade, IMS projects that it is likely that mobile TV capability will become a must-have feature for manufacturers of all types of portable multimedia devices.

We provide very low-power tuners for the RF tuning and reception of signals for DVB-H-based mobile digital television products.

PC/TV Multimedia Entertainment

The advent of digital broadcast television is expected to be an important factor in the market for a new class of PC/TV products, the multimedia PC. These personal entertainment PCs converge personal computing with high-grade audio-visual capabilities, combining the functionality of a PC, TV, CD player and DVD recorder in a versatile platform. PC/TV tuners are emerging as essential components in these computers, including portable and desktop models. By 2008, In-Stat/MDR expects worldwide annual shipments of entertainment PCs to exceed 15 million units.

We provide tuners and amplifiers used for the RF tuning and reception of signals for multimedia PC products.

•	Automotive Electronics

Technology convergence and integration is beginning to impact the automotive and airline industries. In the automotive market, for example, low-cost communications, navigation, information and entertainment technologies are combining with traditional in-car display and audio systems to create new applications and potential new markets for in-car systems. Driven by consumer demand, new applications are rapidly evolving beyond the conventional car audio system to include digital sound systems, digital radio, such as digital audio broadcast, and HD radioTM and a suite of applications that allow passengers to watch digital TV and video and play interactive games. These newer applications are expected to gain growing consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology.

Currently, the majority of our products sold into the automotive market are utilized in car TVs and AM/FM radios. Demand for car TV and newer digital radio is expected to grow rapidly as automakers begin offering a range of systems in more vehicles, moving from luxury cars into mid-priced models. IMS Research forecasts that the worldwide market for in-car audio, infotainment and driver information systems will grow from an estimated 127.8 million units in 2005 to 152.4 million units in 2008. ABI Research forecasts that the worldwide automotive market for digital radio will grow from an estimated 2.6 million units in 2005 to 20.3 million units in 2010.

Data delivered via RF communications is integral to these emerging automotive applications, and we provide enabling technology, including AM/FM tuners, digital radio front-ends, antenna amplifiers, and in-car TV tuners which are incorporated into automotive electronics subsystems to support these applications.

Products

The applications or devices associated with the cable, digital TV and automotive markets require high levels of RF performance, power efficiency, functionality and integration. Our products are engineered to address the complex, high-performance RF requirements of broadband transmission and reception.

We classify our products into two types: ICs (also referred to as “silicon”) and subsystem-level RF solutions (called Modules).

•	Integrated Circuit Products

We offer a product portfolio that includes:

MicroTuner Single-Chip Broadband Tuners

Our premier products are our single-chip MicroTuner IC tuners. In 1999, we introduced the world’s first broadband television tuners with all active components implemented in a single microcircuit. We believe our MicroTuner chips are one of the few single chip integrated circuit TV tuners in high volume production today that incorporate all of the active elements of a RF broadband tuner, including low-noise and intermediate frequency amplifiers. Our MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations.

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

VideoCaster Chipset

We offer the VideoCaster chipset and Module for cable video-on-demand (VOD) applications. With this product family, we believe we have achieved a technological and size breakthrough in upconverters by developing three silicon chips to replace many of the discrete parts contained in other upconverters. In doing so, we significantly reduced the size and power consumption of the RF electronics, when compared with the smallest known upconverter.

•	Subsystem-Level RF Solutions

Our subsystem-level products, called Modules, are RF solutions consisting of tuner and/or transmit/receive functions that are pre-assembled into tested, production-ready RF front-ends. Our subsystem solutions are available for multiple applications, including cable telephony, PC/TV multimedia, analog and digital car radio, analog and digital car TV, digital TV, antenna amplifiers and cable head-end upconverters.

Some of our subsystem-level products contain our own IC components, such as in the VideoCaster Module, which provide a competitive advantage through high levels of functional integration. Our Modules are pre-configured and pre-tested for ready placement on motherboards, printed circuit boards or chassis.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussions of net revenue by product group.

Technology, Intellectual Property, Research and Development

We were founded in 1996 on a commitment to RF IC innovation. We have an established track record of introducing advanced products, based on our pioneering RF IC technology, that address emerging markets and serve customers in existing markets.

As of December 31, 2005, we had more than 90 RF and communications systems technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team, comprised of RF and analog IC design experts, systems engineers, and product and test engineers, enables us to produce differentiated RF IC and subsystem module solutions for applications in our targeted markets. Team members are located in our design centers in Plano, Texas, Plantation, Florida and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio, which is of vital importance to our business as many of our competitors are larger, more diversified companies with substantially greater financial resources. Our ability to protect our proprietary innovations from exploitation by our competitors is crucial to our future success. We have in the past and will continue to vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold 59 issued United States utility patents and have more than 37 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

See Part IV, Item 15, “Exhibits and Financial Statement Schedules” for our patent license agreement with Broadcom Corporation.

Our research and development expenses, including stock compensation, were $16.1 million, $15.3 million and $24.1 million for 2005, 2004 and 2003, respectively. We sponsor the majority of our research and development activities. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussions of research and development expenses.

Sales and Marketing

As of December 31, 2005, our worldwide sales organization consisted of over 35 employees with offices located throughout the United States: Plano, Texas; Huntsville, Alabama; Atlanta, Georgia; Chicago, Illinois; Campbell, California; Solano Beach, California; and Raleigh, North Carolina, and in regional centers around the world: Ingolstadt, Germany; Taipei, Taiwan; Tokyo, Japan; Shenzhen, China and Seoul, South Korea. Our sales organization consists of technical sales, service and customer support professionals and includes a field application engineering staff that is involved with customers during various phases of design and production. The field applications engineering function, located throughout our worldwide sales offices, is a critical element in achieving customer design wins. We also provide customers with application engineering support from our Plano and Ingolstadt systems engineering personnel.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We sell our products directly to our customers and via a network of distributors and independent sales representatives located around the world.

Historically, revenues from international markets have represented the majority of our total revenues. See Item IA, “Risk Factors” for a description of this and other risks. See Note 14 to our Consolidated Financial Statements for a discussion of financial information by geographic area.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry fluctuations in the supply and demand balance for component parts, resulting in frequent and potentially significant changes in the lead times provided by customers when placing purchase orders, we do not believe that backlog is a reliable indicator of future revenue levels.

Customers

We market and sell our ICs and subsystem module solutions directly to OEMs, ODMs and their suppliers who sell devices or applications to consumers, other OEMs or service providers (cable) within the cable, digital

TV and automotive markets. The devices or applications that our customers produce include cable TV set-top boxes; cable high-speed data modems; cable high-speed voice modems enabling cable-based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including high-definition TVs; personal computer television (PC/TV) multimedia products; and mobile TVs. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. We engage with customers at multiple levels within their organization; provide design and systems services and applications engineering support; and align product roadmaps to meet their product requirements.

We supplied our IC and Module products to more than 70 customers worldwide during the year ended December 31, 2005, including the following:

Cable: Advanced Digital Broadcast, Askey, Asustek Computer, primarily for the benefit of ARRIS, Cisco, Hitron, Motorola, Pace, Samsung, Scientific-Atlanta, and Tellabs.

Digital TV: ATI Technologies, Echostar, Toshiba, Pinnacle and Samsung.

Automotive Electronics: Delphi/Fuba Automotive, Harman Becker Automotive Systems, Hirschmann Car Communications, Lear, Panasonic, Rockwell Collins and Thales.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of net revenue for significant customers.

Manufacturing

We use subcontractors for IC wafer production, die packaging and testing. This allows us to eliminate the high capital requirements of owning and operating semiconductor fabrication, packaging and test facilities. It also enables us to focus on the design of our IC products as well as providing engineering support to our customers, where we believe we have the best opportunity to create and maintain competitive advantage.

We have established relations with IC wafer foundries, IBM Microelectronics, Jazz Semiconductor and X-FAB, to help ensure our future demands are in line with their manufacturing technology roadmaps and capacities. These foundries offer a mature BiCMOS production process. In addition, IBM and Jazz Semiconductor offer advanced silicon germanium (SiGe) process technology. We are currently in the process of qualifying Jazz Semiconductor as an alternate source for SiGe process technology. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. See Item 1A, “Risk Factors” for a description of risks associated with reliance upon third-party suppliers.

We use Amkor in Korea and in the Philippines and ASE in Korea for IC packaging and final test. We use Criteria Labs in Austin, Texas for wafer probe and in Penrose, Colorado for tape and reel packaging. We also use ISE in Austin, Texas for wafer probe. Criteria Labs recently emerged from bankruptcy proceedings. We also perform RF testing at our facility in Plano, Texas. We are currently in the process of qualifying another source for assembly, test and packaging. Our reliance on these subcontractors and on certain third-party test equipment manufacturers involves risks such as reduced control over delivery schedules, quality assurance and costs. See Item 1A, “Risk Factors.”

We closed our manufacturing facility in the Philippines during 2003, where we built almost all our RF Module subsystem solutions, and sold most of the facility’s manufacturing equipment and raw material inventories to Three-Five Systems, Inc (TFS). Simultaneously, we agreed to subcontract the majority our RF Module subsystem manufacturing to TFS. See Note 3 to our Consolidated Financial Statements. During 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 2 to our Consolidated Financial Statements. We are exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. See Item 1A, “Risk Factors.” We also use Katek in Germany to build a small portion of our RF Module products.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. See Item 1A, “Risk Factors.”

Competition

The semiconductor industry, in general, and the markets in which we compete, in particular, are intensely competitive and are characterized by rapid technological change, evolving industry standards and price erosion. Many of our competitors are larger, more diversified companies with substantially greater financial resources. Some of our competitors are also customers who have internal IC and RF subsystems design and manufacturing capability. We also compete with smaller, emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products or product capabilities that we offer. We expect competition to continue to intensify as current competitors expand their product offerings and new competitors enter our markets.

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

Cable

Our major RF tuner competitors in the cable market include Alps, Anadigics, Broadcom, Freescale, Panasonic and Philips.

Digital TV

Our major RF tuner competitors in the digital TV market include Alps, Broadcom, DiBcom, Freescale, LG Innotek , Philips, RF Magic, Samsung Electro-Mechanics, Siano, Texas Instruments, Thomson and Xceive.

Automotive Electronics

Tuner competitors in the transportation electronics market include Alps, Mitsumi, Panasonic, Philips and Sanshin.

Environmental Matters

International, federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment may have an impact on our operations. We believe that we are in material compliance with applicable environmental laws and regulations. To date, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on our liquidity or capital resources.

Beginning in July 2006, our product shipments into certain regions of the world must be lead-free. We currently have lead-free versions of our silicon products and we are in the process of altering our applicable subsystem module solutions to also be lead-free. See Item 1A, “Risk Factors.”

Employees

As of December 31, 2005, we had a total of 178 employees worldwide, including 93 in research and development, 38 in sales and marketing and 47 in operations, finance and administration. Of these employees, 105 were located in the United States.

ITEM 1A.	RISK FACTORS

Our success depends on the growth of the cable, digital TV and automotive markets generally and the demand for RF products within these markets specifically.

We derive a substantial portion of our revenue from sales of RF products into markets related to cable, digital TV and automotive applications or devices. These markets are characterized by:

•	intense competition;

•	rapid technological change;

•	long design cycles; and

•	short product life cycles, especially in the PC and consumer electronics markets.

The cable, digital TV and automotive markets may not grow in the future as anticipated, if at all, or a significant market slowdown may occur. Further, demand for applications or devices that include our products, in particular, cable set-top boxes; high-speed cable data modems; high-speed cable voice modems enabling cable based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including high-definition TVs; PC/TV multimedia products and mobile TVs may not grow at a rate sufficient for us to sustain profitability, or our customers’ market share may decline, even though demand in general is high, which would also adversely affect our financial results. In addition, since the mobile TV market segment is a new market, and its development is subject to many contingencies and unknowns, it may develop much slower than currently expected or it may not develop at all. Because of the intense competition in the cable, digital TV and automotive markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our RF products. In addition, the cable, digital TV and automotive markets are transitioning from analog to digital, as well as expanding to new services, such as interactive television, mobile TV and on-demand services. The future growth of our RF product markets is dependent upon market acceptance of our customers’ applications and devices, incorporating our RF technology, that address the cable, digital TV and automotive markets, and we cannot assure you that our customers’ products and consequently, our underlying RF technology, will be accepted by any of the end customers in these markets. If the demand for our RF products is not as great as we expect, if we are unable to produce competitive products to meet that demand or if we are otherwise unable to capitalize on market opportunities, we may not be able to generate revenue growth or profitability.

Market specific risks affecting the mobile TV market segment within the digital TV market could impair our ability to compete successfully in this new market segment.

The market for mobile TV is new and is characterized by various market-specific risks, any of which may adversely affect our ability to compete in this new market segment.

Examples of market-specific risks affecting the mobile TV market segment include:

•	the risk that the mobile TV market segment may develop more slowly than expected or not develop at all;

•	the risk that we will fail to achieve or continue to achieve design wins with major cell phone manufacturers;

•	the risk that we will fail to effectively partner with strategic demodulator partners who are necessary to effectively market our products and secure design wins with major cell phone manufacturers or that even if we are initially successful in partnering with such strategic demodulator partners, that they will develop or market their own tuner, system in package (SIP) or system on chip (SOC) mobile TV solutions rather than continuing to market our joint solution;

•	the risk that other companies with more focused engineering efforts will compete effectively against us;

•	the risk that we may overallocate our engineering resources to the development of mobile TV products, only to fail to penetrate this market segment and consequently, harm other areas of our product development;

•	the risk that even if we are successful initially, we may have difficulty sustaining our market position as the mobile TV market segment will likely be highly competitive with extreme pricing pressure and price erosion;

•	the risk that solutions that integrate the tuner and demodulator on one chip (SOC) or in one package (SIP) will be more compelling to potential customers than our discrete silicon tuner solutions;

•	the risk that SIP or SOC solutions will be adopted as the preferred implementation by mobile phone manufacturers and we will fail to successfully partner with a demodulator manufacturer to support a SIP or SOC solution;

•	the risk that tuners fabricated in CMOS to enable or to aid integration with the CMOS demodulator in a SIP or SOC solution will be favored over our tuner solutions fabricated in SiGe; and

•	the risk that broadcasting formats such as MediaFLO™ that our products do not currently support will gain greater acceptance than DVB-H and possibly become the universally adopted standard in the mobile TV market segment.

To the extent our efforts to penetrate the mobile TV market segment are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business prospects, financial condition and results of operations.

Market-specific risks affecting the television, digital converter box and television peripheral market segment of the digital TV market could impair our ability to compete successfully in that market.

The market for digital TV applications in televisions, digital converter boxes and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting this market segment include:

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will continue to be used by OEMs and will be viewed as more attractive by our current and potential customers;

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that we will be unable to develop silicon tuners that meet the performance requirements of our customers;

•	risks related to systems integration and other risks inherent in the highly complex design-in process of the products designed to address this market;

•	the risk that module products implementing our silicon tuners will not be selected by potential end customers due to the economics of the entire module solution where other components are unattractively priced;

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs; and

•	the risk that an influx of entrants into the digital TV market due to a faster than expected transition to all digital will accelerate average selling price erosion.

Our efforts to penetrate the digital TV market, in particular, will depend on our ability to overcome the challenges described above and upon eventual acceptance of our new digital TV products, such as the MT2131. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business prospects, financial condition and results of operations.

Other solutions for the cable, digital TV and automotive markets compete with some of our solutions. If these solutions prove to be more reliable, faster, less expensive or more popular than our solutions, the demand for our RF products and our revenue may decrease.

Some of our target market segments, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line (DSL) technology and certain fiber to the home solutions. Many of these technologies compete effectively with cable modem and cable telephony services and do not require RF tuners like the ones that we sell. If any of these competing technologies are, or are perceived to be, more reliable, faster, less expensive, able to reach more customers or have other advantages over RF broadband technology, the demand for our RF products may decrease, which would cause our revenue to decrease accordingly. Also, some of the consumer devices that currently incorporate our RF products, e.g., TV’s, may not use our tuners or other products we sell in the future. Such changes in device features or functionality could adversely affect our financial results and business prospects.

We operate in an intensely competitive business and many of our competitors have significantly greater resources and operating flexibility, which allow them to compete effectively against us in existing markets and may affect our ability to enter or effectively compete in new markets.

The markets in which we compete are intensely competitive and we cannot assure you that we will be able to compete successfully against current or new competitors. This competition has resulted and may continue to result in declining average selling prices for our RF products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable, digital TV and automotive markets. We compete primarily with Alps, Anadigics, Broadcom, DiBcom, Freescale, LG Innotek, Mitsumi, Panasonic, Philips Electronics, RF Magic, Samsung Electro-Mechanics, Sanshin, Siano, Texas Instruments, Thomson and Xceive. Average selling prices for products offered by competitor tuner module manufacturers continue to erode substantially, causing our silicon product offerings to be less attractive to potential customers and further limiting our design win opportunities, especially in the digital TV market.

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

As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products which may harm our current market position and impact our ability to enter or compete effectively in new markets. If we do not compete successfully, we may lose market share in our existing markets, our gross margins may fail to increase or may decline, and we may experience other material adverse effects on our business, financial condition and results of operations.

Our success is highly dependent on our relationships with our strategic demodulator partners.

Our RF products are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, we have relied on informal strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to our mutual end customers. Although we work in concert with our third-party demodulator partners to complete highly functional reference designs, we have no control over our partners’ future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator partner to continue to support us. Likewise, our ability to acquire new customers is highly dependent on the cooperation of third-party demodulator manufacturers. If such third-party manufacturers decide to partner with our competitors or to provide their own tuner solution, we would effectively be prevented from selling our products to potential new customers. This risk is especially present in the mobile TV market segment, where there are currently few demodulator partners and many tuner competitors. Furthermore, our dependence on these third-party demodulator manufacturers often limits the strategic direction of the company. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our current principal demodulator partners are Texas Instruments in the cable modem market, ATI Technologies in the ATSC market and ST Microelectronics in the DVB-C market. In the mobile TV market, our tuner is currently marketed with a DiBcom demodulator, however, DiBcom has recently announced its plans to offer a SIP solution, incorporating its own internally developed RF silicon tuner. Texas Instruments is currently offering its own single chip integrated tuner and demodulator, the Hollywood chip, which will compete directly with our mobile TV tuner products and our joint solutions offered with our demodulator partners.

If any of our current or prospective demodulator partners were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products, we would be effectively designed out of current and potential customer’s products and this could have a material adverse effect on our business, results of operations and our future prospects.

Industry participants may consolidate or establish financial or strategic relationships, adversely impacting our ability to compete in our markets.

Consolidation by industry participants, such as acquisitions of our customers, suppliers or partners by our competitors, or acquisitions of our competitors by our customers, suppliers or partners, could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third-parties. These new competitors or alliances among competitors could emerge rapidly and acquire significant market share. In addition, some of our suppliers or partners offer or may offer products that compete with our RF products. Further, we rely upon some of our partners for certain joint reference design and marketing activities and some of our products are incorporated in some of our partners’ reference designs that are provided to potential customers. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

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

We have historically derived a substantial portion of our revenue from sales to a relatively small number of customers and we expect this trend to continue. The loss of any significant customer would significantly harm our revenue. Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2005	2004	2003
Scientific-Atlanta	22%	16%	*
Asuspower (1)	18%	10%	*
DaimlerChrysler	*	*	15%
World Peace Industrial	—	—	13%

Ten largest customers	74%	63%	60%

*	Less than 10% of net revenue
(1)	Primarily for the benefit of ARRIS in 2005, and ARRIS and Terayon in 2004.

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

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our terms and conditions (which do not apply to some of our key customers) typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, our terms typically provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers typically are restricted to the number of days they can delay the ship date. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment and to re-schedule shipments less than 30 days before the expected date of shipment, with little or no penalty. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. However, we place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our business and results of operations. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, our results of operations may be adversely affected.

Historically, the average selling price of our products has decreased over their lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions, competitive product bundling and a transition in our markets from higher priced module products to lower priced integrated circuits. To offset these decreases, we expect to primarily rely on achieving cost reductions for materials used in existing products and introducing new products that can either be sold at higher average selling prices or be manufactured with lower costs.

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

Our customers, and sometimes their customers, typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our RF products. These evaluation processes are frequently lengthy and may range from three months to one year or more. As a result, we expend significant financial and human resources to develop customer relationships before we realize any revenue from these relationships. In fact, we may never realize any revenue from these efforts. In many situations, our customers design their products to specifically incorporate our RF products, and our RF products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management effort on our part. This process may also require significant engineering and testing by our customers and, if our customers do not have sufficient capabilities to complete the process, they may become dissatisfied with our products, and our business and results of operations could be materially adversely affected.

We customize a substantial portion of our RF subsystem module products to address our customers’ specific RF needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory.

We manufacture a substantial portion of our RF subsystem module products to address the unique needs of our individual customers. Frequent product introductions by systems manufacturers make our future success dependent on our ability to select development projects that will result in sufficient volumes to enable us to achieve manufacturing efficiencies to cover our fixed costs. Because some of our customer-specific RF module products are developed for unique applications, we expect that some of our current and future customer-specific RF module products may never be produced in sufficient volume to cover our fixed costs. In addition, if our customers fail to purchase these customized RF module products from us, we risk having substantial unsaleable inventory, which could have a material adverse effect on our financial condition and results of operations.

A product recall by a major customer could materially adversely affect our business, financial condition and results of operations.

We generally warrant our commercial products for a period of one year, and longer for automotive electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework, replacement, or refund, the cost to us could be significant and could have a material adverse effect on our business, financial condition and results of operations.

Some of our customers require us to sign “line down” clauses, liability clauses and/or intellectual property warranty and indemnification clauses.

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply products in a timely manner causes the customer to slow down or stop their production. Such penalties could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations. We are also subject to product liability clauses and/or intellectual property warranty and indemnification clauses in some of our customer contracts, and where we do not have contracts, we are subject to such default provisions in the relevant jurisdiction’s embodiment of the Uniform Commercial Code. Such clauses and warranties require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third-party’s intellectual property. Such penalties or obligations could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America was 66%, 58% and 66% for 2005, 2004 and 2003, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products which could have a material adverse effect on our financial condition and results of operations.

A majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

Historically, revenues from international markets have represented the majority of our total revenues, We expect revenues from international markets to continue to represent the majority of our total revenues for the foreseeable future. International business activities involve certain risks, including:

•	difficulties involved in the staffing and management of our geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty in evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenues, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the United States tax code as a result of international trade regulations;

•	greater difficulty in safeguarding intellectual property;

•	foreign technical standards;

•	import and export licensing requirements, tariffs, and other trade and travel restrictions; and

•	existence or adoption of laws and regulations affecting the operation and taxation of our business and the general business climate for foreign companies.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to customers purchasing our products. At December 31, 2005, approximately 63% of our net accounts receivable were due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

Because all of our customers do not have the same credit terms, our outstanding accounts receivable balance can become concentrated in a smaller number of customers than our overall net revenue. This concentration can subject us to a higher financial risk.

Our customers’ products are subject to governmental regulation.

Governmental regulation could place constraints on our customers and consequently reduce their demand for our RF products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the United States Similar governmental agencies regulate our target markets in other countries. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct government regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our RF products will decrease if equipment incorporating our products fails to comply with FCC emissions specifications.

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

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside subcontractors, to produce most of our RF integrated circuit products. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were unable or unwilling to continue manufacturing our integrated circuits, our business would be materially adversely affected. In such an event, we would be required to identify and qualify substitute subcontractors, which would be time consuming and difficult, and may result in unforeseen manufacturing and operational problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB. In addition, the processing of our integrated circuit products are specific to the manufacturing processes of one or the other of our two suppliers and substantial lead-time would be required to move the specific product to the other supplier, if it were possible at all. Further, our customers may limit their purchases from us unless a second manufacturing source is developed, which could impact our sales. We will begin using Jazz Semiconductor as an alternate source in the future for certain of our integrated circuit products, however, there can be no assurance that the establishment of a second manufacturing source would successfully mitigate the risks identified above.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. Among other things, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. As recently amended, the effective date of SFAS No. 123R is the beginning of the first fiscal year beginning after June 15, 2005, which is January 1, 2006 for calendar year companies, although early adoption is allowed. This change in accounting treatment will have a material adverse effect on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 to our Consolidated Financial Statements.

Our research and development efforts are critical to our business and if these efforts are unsuccessful, it will have a material adverse effect on our business and results of operations.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets; our ability to introduce these new products in a cost-effective and timely manner; and our ability to meet customer specifications and convince leading manufacturers to select these new products for design into their new products. Developing new products and improving our existing products requires substantial continuing investments of engineering resources. We have often encountered and continue to encounter difficulties attracting and retaining the highly sophisticated engineering personnel required to timely develop our products and meet our customers’ design windows. In addition, the development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Our efforts to address the mobile TV market segment, in particular, will depend on our ability to overcome the challenges described above and upon eventual industry acceptance of our new mobile TV products, such as the MT2260 and MT2262. Some of our past research and development efforts have failed. For example, our Bluetooth products never gained wide market acceptance. Successful product development depends on a number of factors, including:

•	the accuracy of our prediction of emerging market requirements and evolving standards;

•	the acceptance of our new product designs by our customers and of our customers’ products by consumers;

•	the availability of qualified product designers and our ability to attract and retain them; and

•	our ability to successfully design, develop, manufacture and integrate new components to increase our product functionality in a timely manner.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality agreements and procedures and licensing arrangements to protect our intellectual property rights. We currently have patents issued and pending in the United States and in foreign countries. We intend to seek further United States and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any claims will be allowed from pending applications or will be of sufficient scope or strength to provide meaningful protection or commercial advantage. While we generally seek patent protection for our innovations, it is possible that some of these innovations may not be protectable. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents.

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

Our competitors also may be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products.

In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other non-patented proprietary know-how relating to our product development and manufacturing activities, which we seek to protect, in part, by confidentiality agreements with our customers, partners, suppliers and employees. We cannot be certain that our confidentiality agreements will not be breached, that we would have adequate remedies for any such breach or that trade-secrets and proprietary know-how will not otherwise become known by others. Although we intend to protect and vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third-parties for infringement of our proprietary rights or to establish their validity. Even if we successfully assert our intellectual property against a competitor in litigation, our patents may be attacked through a USPTO re-examination, which cannot be settled by the mutual agreement of the parties. For example, despite the settlement of all of our outstanding patent litigation with a competitor in the second quarter of 2004, we must continue to prosecute the validity of our ‘035 patent in the re-examination proceedings initiated by that competitor. If we are unsuccessful in our efforts to confirm the validity of certain claims of our ‘035 patent, others will be able to compete directly against us, which could materially and adversely affect our ability to sell our products and grow our business. Any future litigation by or against us, or one of our customers, could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination.

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

If we do not anticipate and adapt to evolving industry standards in the cable, digital TV and automotive markets, or if industry standards develop more slowly than we expect, our products could become obsolete and we could lose market share.

Applications and devices for cable, digital TV and automotive markets often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with these evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which can harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Additionally, our competitors may attempt to relax anticipated standards that we have expended significant research and development funds to meet, thereby eliminating any technical advantages that our products may have. Further, if new unexpected industry standards do emerge, and we have failed to accurately anticipate or design products that meet such standards, our products or our customers’ products could become unmarketable or obsolete.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards for our RF products in the cable, digital TV and automotive markets, or to develop and introduce new products that are functionally and economically competitive into these markets, could result in diminished revenue and, consequently, harm our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

We have experienced volatility in our stock price and it may fluctuate in the future. Therefore, you may be unable to resell shares of our common stock at or above the price you paid for them.

The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future. For example, during 2005, our common stock has traded at prices as low as $3.05 and as high as $7.11 per share. Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

•	quarterly variations in our financial performance;

•	our business prospects;

•	the performance and prospects of our major customers;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	short-term investor trading strategies;

•	recent changes in accounting rules related to the expensing of equity awards;

•	general financial and other market conditions; and

•	domestic and international economic and political conditions.

Public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day?trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

Currency fluctuations related to our international operations could have a material adverse effect on our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, the foreign currency exchange loss was approximately $0.3 million in 2005. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

We may need to obtain the capital required to grow our business.

From time to time, we may find it necessary or we may choose to seek additional financing if our strategic growth plans change, or if industry or market conditions are favorable for a particular type of financing. Our capital requirements depend upon several factors, including the need to fund future acquisitions, the capital required to meet our research and development objectives, the rate of market acceptance of our products, our ability to expand our customer base, our level of expenditures for sales and marketing, the cost of product and service upgrades and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. There can be no assurance that we will be able to raise additional funds if needed. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Further, if we issue equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we issue debt securities, the debt securities generally will have rights senior to those of existing holders of equity securities. If we cannot raise needed funds on acceptable terms, we may not be able to acquire strategic businesses, develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business.

Our business could be disrupted if we are unable to successfully integrate any businesses, technologies, product lines or services that we may acquire in the future.

As part of our business strategy, we may review and selectively pursue potential acquisitions that could complement our current product offerings, augment our market coverage, complement our technical capabilities, or that would otherwise provide growth opportunities. While we currently have no imminent plans to pursue an acquisition, we may make strategic acquisitions or investments or enter into joint ventures or strategic alliances with other companies in the future, which may entail many risks. Specific examples of risks that could relate to such transactions include:

•	risks that we will be unable to successfully integrate the acquired company’s personnel and businesses;

•	risks that we will be unable to realize anticipated synergies, economies of scale or other value associated with the transactions;

•	risks related to acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operations;

•	risks that such transactions will divert management’s time and attention and disrupt our ongoing business;

•	risks that we will be unable to retain key technical and managerial personnel of the acquired company;

•	risks that we will be unable to establish and maintain uniform standards controls, procedures and policies;

•	risks related to unanticipated costs, capital expenditures or working capital requirements and the assumption of unknown liabilities or other unanticipated events or circumstances;

•	risks that the acquired company’s customers will not desire to conduct business with us;

•	risks related to strained relationships with employees, suppliers and customers resulting from the integration of new personnel; and

•	risks related to strained relationships with strategic partners who may compete with the acquired company.

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

Beginning July 1, 2006, our product shipped into certain regions of the world must comply with the Restriction of Hazardous Substances Directive 2002/95/EC (RoHS) which restricts the use of hazardous substances in electrical and electronic equipment that is imported into the European Union. We currently have lead-free versions of our silicon products and we are in the process of altering our applicable subsystem module solutions to also be lead-free. If our customers are unable to re-qualify the lead-free versions of our products or our subsystem module manufacturers are unable to meet the RoHS/lead-free standards in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

Our international operations, including our operations in Germany, Taiwan, Japan, China and Korea, the operations of our international suppliers and our overall financial results may be adversely affected by events that occur in or otherwise affect these countries.

We currently have facilities and suppliers located outside of the United States, including research and development operations in Germany and sales offices in Japan, Taiwan, China and Korea. Other than IBM, ISE and Criteria Labs, substantially all of our suppliers are located outside the United States, and substantially all of our products are manufactured outside the United States. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in Manila could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the United States, imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

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

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the relative attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock price has been substantially higher than currently prevailing prices. Any future poor operating performance we experience may cause the price of our common stock to decline from current levels. In addition, due to the recent issuance of SFAS No. 123R, Share-Based Payment, requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, we may change our strategy for compensating employees. A lower market price of our common stock, along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

The competition for attracting qualified candidates is intense, particularly so in the RF silicon and RF systems industries. Our ability to attract qualified candidates is essential to any success we may have in the future. For the reasons described above, there can be no assurance that we will be able to continue to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products in the future.

Provisions in our charter documents, Delaware law and our stockholder rights plan may deter takeover efforts and limit the ability of our stockholders to receive a premium for their shares of our common stock.

Several provisions of our restated certificate of incorporation, Delaware law and our stockholder rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable and therefore may prevent our stockholders from receiving a premium for their shares of our common stock.

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

On May 25, 2005, our stockholders approved certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws that had the effect of declassifying our board of directors so that all of our directors must stand for election every year at our annual meeting of stockholders. The declassification of our board of directors was a requirement of our settlement of the consolidated derivative stockholder litigation.

We have been the target of several securities fraud class action complaints in the past and are at risk of future securities class action litigation. Future litigation could result in substantial costs to us, drain our resources and divert our management’s time and attention.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed against us, certain former executive officers and certain investment banks that served as underwriters of our initial public offering. We have accepted a settlement proposal presented to all issuer defendants and are waiting for final court approval. For additional discussion of this litigation, see Note 10 to our Consolidated Financial Statements.

Class Action Litigation

Beginning in February 2003, Microtune and certain of our former executive officers were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations.

On November 23, 2004, Microtune and the other defendants entered into a settlement agreement with the plaintiffs under which the defendants agreed to settle the consolidated lawsuit for $5.625 million, inclusive of attorneys’ fees and costs, in return for a full release of all claims and dismissal of the consolidated lawsuit. On April 4, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the securities class action litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement. For additional discussion of this litigation, see Note 10 to our Consolidated Financial Statements.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed against current and former officers and directors of Microtune, alleging various breaches of fiduciary duties, abuse of control, and waste of corporate assets.

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, Microtune agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and further agreed to adopt certain changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. On March 31, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the stockholder derivative litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement. For additional discussion of this litigation, see Note 10 to our Consolidated Financial Statements.

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

Our ability to file in a timely manner with the Securities and Exchange Commission the reports required pursuant to the Securities Exchange Act of 1934, as amended, including quarterly reports on Form 10-Q and annual reports on Form 10-K, could be adversely affected by the following events:

•	loss of key management or finance and accounting personnel;

•	technical issues with our enterprise resource planning software or other financial reporting tools;

•	delays in the review of our quarterly results or audit of our annual results by our outside auditors;

•	unexpected change of our independent audit firm;

•	significant acquisitions or mergers;

•	disposition of a portion of our business; and

•	acts of God or force majeure.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will continue to apply to our future Annual Reports on Form 10-K. We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, there can be no assurance that we will be successful in future years. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares. Additionally, this could result in the delisting of our stock from The NASDAQ National Market and subsequent quoting of our stock on the “pink sheets”, hindering liquidity of our stock and increasing trading fees to investors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices and corporate headquarters are located in Plano, Texas. Our Plano location includes administrative, finance, operations, research and development and sales and marketing functions and consists of approximately 44,000 square feet. In 2005, we entered into an amendment to the lease for our corporate headquarters, extending the lease term an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a tenant improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. The design center for our automotive business is in Ingolstadt, Germany, where we lease approximately 35,000 square feet. The Ingolstadt lease will expire in 2021. In February 2006, we opened a design center in Plantation, Florida. We also have sales and technical support offices in Huntsville, Alabama; Campbell, California; Solano Beach, California; Atlanta, Georgia; Chicago, Illinois; Raleigh, North Carolina; Tokyo, Japan; Taipei, Taiwan, Shenzhen, China and Seoul, South Korea. We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed. See Note 10 to our Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under Note 10 of the Notes to our Consolidated Financial Statements, included in Item 8, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

P ART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol “TUNE.” From the period July 7, 2003 through April 23, 2004, our common stock was quoted on the “pink sheets” under the symbol “TUNE.PK.” The following table shows the range of high and low sale prices reported on the pink sheets from January 1, 2004 through April 23, 2004 and The NASDAQ Stock Market from April 26, 2004 through December 31, 2005. On February 24, 2006, the closing price of our common stock was $5.46 as quoted on The NASDAQ National Market.

	Year Ended December 31,
	2005		2004
	High	Low	High	Low
First Quarter	$6.17	$4.16	$3.02	$2.14
Second Quarter	$5.35	$3.05	$4.76	$2.48
Third Quarter	$7.11	$4.87	$5.62	$3.45
Fourth Quarter	$6.33	$3.70	$6.77	$4.40

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

Stockholders

As of February 24, 2006, there were 52,842,432 shares of our common stock outstanding held by 242 holders of record, and approximately 7,900 beneficial holders.

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

For information regarding stock-based compensation awards outstanding and available for future grants, see Item 12, “Equity Compensation Plan Information.” For additional information on our stock incentive plans and activity, see Note 11 of the Notes to our Consolidated Financial Statements, included in Item 8.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses and restructuring costs. To better understand the information in the table, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and our Consolidated Financial Statements and Notes in Item 8. Our historical financial results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$56,991	$56,162	$46,193	$65,806	$55,528
Gross margin	29,661	24,662	9,230	7,116	14,381
Loss from operations	(4,176)	(19,768)	(54,881)	(183,725)	(67,457)
Net income (loss)	(1,791)	5,529	(50,340)	(182,862)	(67,219)
Basic income (loss) per common share (6)	$(0.03)	$0.11	$(1.00)	$(3.50)	$(1.67)
Diluted income (loss) per common share (6)	$(0.03)	$0.10	$(1.00)	$(3.50)	$(1.67)

	December 31,
	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$5,068	$34,515	$22,637	$61,278	$111,149
Short-term investments	77,120	44,460	36,745	40,000	62,000
Working capital	88,764	83,334	59,647	97,639	173,486
Long-term investments	—	3,587	14,028	5,000	—
Total assets	103,321	104,755	100,659	157,096	332,353
Total stockholders’ equity	94,695	94,645	86,724	130,689	306,758

(1)	The consolidated results of operations and balance sheet data for 2005 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million benefit to cost of revenue related to replacing TFS as our RF subsystem module manufacturing partner as described above, a $0.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $0.5 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million charge for various income tax and non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations and a $0.3 million foreign currency loss. See Results of Operations for further discussion of these events.
(2)	The consolidated results of operations and balance sheet data for 2004 reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation, a $1.9 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $2.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $1.9 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million benefit for a customs refund, and a $0.7 million foreign currency gain. See Results of Operations for further discussion of these events.
(3)	The consolidated results of operations and balance sheet data for 2003 reflect a $2.7 million charge to cost of revenue for excess inventory related to the manufacturing agreement executed with TFS, a $1.6 million gain on the sale of Microtune Holland Design Center (MHDC), a $1.4 million charge for our former Chairman and CEO’s severance agreement, the write-down of $4.2 million of wireless inventory, and $1.2 million of charges related to the shut down of our wireless business unit. See Financial Information for further discussion of these events.

(4)	The consolidated results of operations and balance sheet data for 2002 reflect the effects of a goodwill impairment charge of $50.7 million, a $46.9 million charge for impairment of intangible assets associated with our wireless business, a charge to cost of revenue of approximately $12.8 million representing our estimate of excess wireless inventories and non-cancelable purchase obligation for wireless inventories at December 31, 2002, and restructuring costs of $11.4 million. See Notes 1, 4, 6 and 12 to our Consolidated Financial Statements for additional information regarding these charges.
(5)	Our results of operations and financial position have been significantly impacted by our acquisition of Transilica Inc. in November 2001, and our acquisition of HMTF Acquisition (Bermuda) Ltd., f/k/a Temic Telefunken, in January 2000.
(6)	See Note 1 to our Consolidated Financial Statements for a description of how the number of shares used to calculate net income (loss) per common share is determined.

ITEM 7.	MA NAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Item 1A and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. This section should also be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8.

OVERVIEW

We sell RF tuner, amplifier and upconverter IC and subsystem module solutions for the cable, digital TV and automotive markets. We operate Microtune as a single business unit or reportable operating segment. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase product from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers (cable) within the cable, digital TV and automotive markets. The devices or applications that our customers produce include cable TV set-top boxes; cable high-speed data modems; cable high-speed voice modems enabling cable-based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including HDTVs; PC/TV multimedia products; and mobile TVs. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenues are generated through the efforts of our sales organization. However, we generated approximately 11%, 9% and 23% of our net revenue from sales made through distributors in 2005, 2004 and 2003, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•	Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess and obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. The significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing cost efficiencies and inefficiencies; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventories. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely average selling price trends and the components of cost of revenue. The average selling price of our tuner ICs ranges generally from $2 to $3. The average selling price of our subsystem module products ranges generally from $6 to $25. In 2006, we expect the average selling price of our products to slightly decrease, which could have a material impact on our financial condition and results of operations.

•	Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, lab supplies, training and prototype materials, professional fees and insurance expenses. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

•	Other Income and Expenses: We analyze the individual components of other income and expense. We also analyze interest income and the rate of return earned on our cash and cash equivalents and short-term and long-term investments.

•	Liquidity and Cash Flows: Our cash flows are primarily driven by our net income. The primary source of our liquidity is our cash and cash equivalents and short-term investments. From period to period, we experience fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and shares purchased under our employee stock purchase program.

•	Balance Sheet: We view cash and cash equivalents, short-term and long-term investments, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue for the past three years:

	Year Ended December 31,
	2005	2004	2003
Net revenue	100%	100%	100%
Cost of revenue	48	56	80

Gross margin	52	44	20
Operating expenses:
Research and development	28	27	52
Selling, general and administrative	28	44	76
Restructuring costs	—	—	1
Amortization of intangible assets and goodwill	3	8	9
Impairments of intangible assets and goodwill	—	—	1

Total operating expenses	59	79	139

Loss from operations	(7)	(35)	(119)
Other income (expense)	4	44	10

Income (loss) before benefit for income taxes	(3)	9	(109)
Income tax benefit	—	(1)	—

Net income (loss)	(3)%	10%	(109)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Net Revenue

The following table presents net revenue from each of our product types in 2005 as compared to 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Silicon	$41,388	$28,654	$14,140	$12,734	44.4%	$14,514	102.6%
Modules	15,005	26,449	30,594	(11,444)	(43.3)	(4,145)	(13.5)
Other	598	1,059	1,459	(461)	(43.5)	(400)	(27.4)

Total	$56,991	$56,162	$46,193	$829	1.5%	$9,969	21.6%

The increase in net revenue in 2005 as compared to 2004 is the result of increased shipments of silicon tuner products for set-top box, modem, PC/TV and ATSC applications, partially offset by decreased shipments of subsystem module products for modem and telephony applications and decreased shipments of subsystem module products for PC/TV and ATSC applications, mostly to one significant customer. In addition, the increase in net revenue in 2005 is the result of increased shipments for car TV applications, partially offset by decreased shipments for car radio applications, resulting primarily from the loss of one significant customer. Silicon tuner unit shipments increased approximately 65% from 2004 to 2005 while subsystem module unit shipments decreased by approximately 50%. During 2005 and 2004, we recognized approximately $0.4 million and $0.8 million, respectively, in royalty revenue from third-parties in accordance with the patent litigation settlement agreement signed in June 2004. See Item 3 “Legal Proceedings.” We expect net revenues to grow 15 to 20% in 2006 primarily, due to design wins in the cable, digital TV and mobile TV markets.

In 2004, the increase in net revenue is the result of increased shipments of silicon tuner and amplifier products for set-top box and modem applications offset by a corresponding decrease in subsystem module shipments into modem applications. In addition, the increase in net revenue in 2004 is the result of increased shipments of subsystem module products for digital TV and car TV applications partially offset by decreased shipments of subsystem module products for telephony and car radio applications. Silicon tuner unit shipments increased approximately 200% from 2003 to 2004 while subsystem module unit shipments decreased by approximately 15%.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2005	2004	2003
Scientific-Atlanta	22%	16%	*
Asuspower (1)	18%	10%	*
DaimlerChrysler	*	*	15%
World Peace Industrial	—	—	13%

Ten largest customers	74%	63%	60%

*	Less than 10% of net revenue
(1)	Primarily for the benefit of ARRIS in 2005, and ARRIS and Terayon in 2004

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2006 and the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue has varied and will likely continue to vary from period to period, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results.

Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2005	2004	2003
North America	$19,513	$23,862	$15,838
Europe	9,837	8,254	10,557
Asia Pacific	27,613	23,327	19,576
Other	28	719	222

Total	$56,991	$56,162	$46,193

During 2005, we derived revenue exceeding 10% of our total net revenue from shipments to customer locations in the United States, China (including Hong Kong) and Germany. During 2004, we derived revenue exceeding 10% of total net revenue from shipments to customer locations in the United States and Taiwan. During 2003, we derived revenue exceeding 10% of total net revenue from shipments to customer locations in the United States, Germany and Taiwan.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in 2005 as compared to 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Cost of revenue	$27,330	$31,500	$36,963	$(4,170)	(13.2)%	$(5,463)	(14.8)%
Gross Margin	29,661	24,662	9,230	4,999	20.3	15,432	167.2
Gross Margin %	52.0%	43.9%	20.0%	8.1 pts.		23.9 pts.

The increase in gross margin during 2005 resulted primarily from increased revenue from our silicon products as a percentage of net revenue, which have a higher gross margin percentage compared to the mix of products sold in 2004, fewer inventory-related charges in 2005 as compared to 2004 and benefits of approximately $0.7 million related to replacing TFS as our RF subsystem module manufacturing partner in the second quarter of 2005 as described below. We expect our gross margin percentage to decrease slightly in 2006 due to the expectation that a greater percentage of our net revenue will be generated from digital TV and mobile TV applications, which are expected to have lower gross margins.

The increase in gross margin during 2004 resulted primarily from increased revenue from our silicon products as a percentage of net revenue, which typically has a higher gross margin than the module-dominated mix of products sold in 2003; sales of previously written-off inventories in 2004; and fewer inventory write-downs in 2004 as compared to 2003.

Our cost of revenue for 2005 and 2004 did not include approximately $1.1 million and $1.9 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowance for 2005 and 2004 was a benefit to cost of revenue of approximately $0.7 million and $0.6 million, respectively. Cost of revenue for 2005 included charges of approximately $0.4 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecasts and approximately $0.2 million for various non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations. Cost of revenue during 2004 included charges of approximately $2.4 million to recognize liabilities for subcontractor inventories, which were excess to our demand forecasts and benefit of approximately $0.3 million related to a customs refund. Our 2003 cost of revenue included inventory write-downs of $8.3 million, including $2.7 million of inventory repurchased from TFS, $4.2 million of wireless inventory and a $1.1 million write-down for the acceleration of depreciation for excess equipment resulting from the sale of our manufacturing facilities in the Philippines.

Operating Expenses

The following table presents operating expenses for 2005, 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Research and development	$16,056	$15,254	$24,062	$802	5.3%	$(8,808)	(36.6)%
Selling, general and administrative	15,773	24,889	35,142	(9,116)	(36.6)	(10,253)	(29.2)
Restructuring costs	—	105	627	(105)	(100.0)	(522)	(83.3)
Amortization of intangible assets	2,008	4,168	4,231	(2,160)	(51.8)	(63)	(1.5)
Impairments of intangible assets and goodwill	—	14	49	(14)	(100.0)	(35)	(71.4)

Total	$33,837	$44,430	$64,111	$(10,593)	(23.8)%	$(19,681)	(30.7)%

Research and Development

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. To date, we have expensed all of our research and development costs in the period incurred as our process for developing our products has been essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

In 2005, the increase in research and development expenses is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and an increase in development projects and related prototyping expenses for new silicon projects, partially offset by a decrease in depreciation expense. Stock option compensation related to research and development was $0.1 million and $0.7 million in 2005 and 2004, respectively. We expect research and development expenses to increase in 2006 as we intend to increase the number of RF and communications systems technical personnel.

In 2004, the decrease in research and development expenses is primarily the result of the closure of our wireless design center in December 2003. Stock option compensation related to research and development was $0.7 million and $2.4 million in 2004 and 2003, respectively.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 59 issued United States utility patents and have more than 37 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

In 2005, the decrease in selling, general and administrative expenses is primarily due to an approximate $6.5 million decrease in legal expenses from the settlement of our intellectual property litigation in June 2004; completion of an investigation by the SEC and related settlement on June 29, 2005; and settlement of our shareholder and derivative litigation lawsuits for which we obtained final court approvals on April 4, 2005 and March 31, 2005, respectively. See Item 3 “Legal Proceedings.” We also received a $0.5 million reimbursement of legal expenses in 2005 from our insurance carriers related to our securities and derivative litigation, In addition, directors’ and officers’ insurance expense decreased approximately $2.6 million as a result of a reduced annual premium effective September 2004 and further decreased effective September 2005. Stock option compensation related to selling, general and administrative was insignificant in 2005 and $0.2 million in 2004. We expect selling, general and administrative expenses to increase slightly in 2006 in various expense categories driven by higher anticipated net revenue.

In 2004, the decrease in selling, general and administrative expenses is primarily due to an approximate $6.5 million decrease in legal expenses in 2004 as compared to 2003 due to the settlement of our intellectual property litigation in June 2004, decreased activity related to the investigation by the SEC, decreased activity in our shareholder and derivative lawsuits, and a $1.9 million reimbursement of legal expenses from our insurance carriers, offset by a $0.9 million increase in our directors and officers liability insurance. Stock option compensation related to selling, general and administrative expense was $0.2 million and $1.7 million in 2004 and 2003, respectively.

Restructuring

Restructuring costs for 2004 related primarily to the closure of our wireless design center during the fourth quarter of 2003. The restructuring costs in 2003 included $1.4 million related to the sale of our Philippines manufacturing assets to TFS and closure of our Philippines manufacturing facility during the first quarter of 2003. The restructuring costs of 2003 also included $0.6 million related to reducing payroll by 36 employees, principally at our wireless design center in San Diego, California in the second quarter of 2003 and $0.9 million related to the closure of this design center in the fourth quarter of 2003. These costs were partially offset by a benefit of $1.6 million from the sale of our Netherlands subsidiary in the second quarter of 2003. See Notes 3 and 13 to our Consolidated Financial Statements.

Amortization of Intangible Assets and Goodwill

In 2005, amortization of intangible assets resulted principally from our acquired patents. Our intangible assets were fully amortized as of September 30, 2005.

In 2004 and 2003, amortization of intangible assets resulted principally from our acquired patents and customer base.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for 2005, 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Interest income	$2,541	$1,271	$1,340	$1,270	99.9%	$(69)	(5.1)%
Foreign currency gains (losses), net	(265)	685	2,943	(950)	(138.7)	(2,258)	(76.7)
Settlement of patent and anti-trust litigation	—	22,500	—	(22,500)	(100.0)	22,500	100.0
Other	95	457	55	(362)	(79.2)	402	730.9

Total	$2,371	$24,913	$4,338	$(22,542)	(90.5)%	$20,575	474.3%

In 2005, the increase in interest income is primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Our other income for 2004 includes a one-time payment of $22.5 million received during the second quarter of 2004 from a competitor to settle all outstanding patent and anti-trust litigation.

Income Taxes

The following table presents our provision for income taxes for 2005, 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Income tax benefit	$14	$384	$203	$(370)	(96.4)%	$181	89.2%
Effective tax rate	0.8%	(7.5)%	0.4%	8.3 pts.		(7.9) pts.

In 2005, 2004 and 2003, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates.

For United States federal income tax purposes, at December 31, 2005, we had net operating loss carryforwards of approximately $166.0 million and an unused research and development credit carryforward of approximately $4.4 million. These carryforwards begin to expire in 2011.

Our provision (benefit) for income taxes for 2005, 2004 and 2003 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes and United States state income taxes. The provision in 2004 includes a benefit of $0.6 million as a result of our decision to re-structure our foreign operations to reduce our foreign tax exposure. Our provision (benefit) for income taxes for 2004 and 2003 consists of foreign income taxes and United States state income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During 2005, we recorded a provision for income taxes of approximately $0.1 million as a result of several ongoing foreign reviews and examinations. These foreign reviews and examinations were fully resolved and all tax liabilities were paid during the fourth quarter of 2005 and first quarter of 2006. We have an ongoing review and examination in Germany mainly related to, among other issues, the sale of certain intellectual property from our German subsidiary to our domestic operating company in 2001. The outcome of this ongoing foreign review and examination is uncertain and any potential related liability cannot be estimated; however, the final resolution of this review and examination could have a material impact on our financial position or future results of operations.

Net Income (Loss)

The following table presents our net income (loss) for 2005, 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Net income (loss)	$(1,791)	$5,529	$(50,340)	$(7,320)	(132.4)%	$55,869	111.0%
Percent of net revenue	(3.1)%	9.8%	(109.0)%

The decrease in profitability in 2005 as compared to 2004 was primarily the result of a one-time payment of $22.5 million received in 2004 from a competitor to settle all outstanding patent and anti-trust litigation, offset by an 8.1 percentage point improvement in gross margin, which resulted in an increase of $5.0 million in gross margin. In addition, we had significant reductions in selling, general and administrative expenses totaling approximately $9.1 million and an increase in interest income of approximately $1.3 million, offset by an increase in research and development expenses of approximately $0.8 million.

The significant improvement in profitability in 2004 as compared to 2003 was primarily the result of a 23.9 percentage point improvement in gross margin, which resulted in an increase of $15.4 million in gross margin. In addition, we had significant reductions in selling, general and administrative expenses totaling approximately $10.3 million, and research and development expenses of approximately $8.8 million. Our net income in 2004 includes a one-time payment of $22.5 million as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $343.5 million as of December 31, 2005. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Item 1A and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A, make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

We have invested heavily in research and development of our RF integrated circuits and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog integrated circuit designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product portfolio. As a result, we may continue to incur substantial losses from operations for the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

The time lag between product availability and volume shipment can be significant due to the sales process for our products, including customer qualification of our products. This delay can be from six months to as long as four years, during which we continue to develop our technology. Due to this lengthy product cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue. The rate of new orders may vary significantly from month to month and quarter to quarter. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially future quarters, would be materially and adversely affected.

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for 2005, 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Operating cash flows	$(1,082)	$6,952	$(38,170)	$(8,034)	(115.6)%	$45,122	118.2%
Investing cash flows	(29,720)	2,323	(4,932)	(32,043)	1,379.4	7,255	147.1
Financing cash flows	1,620	1,918	1,518	(298)	(15.5)	400	26.4

Capital expenditures	785	506	759	279	55.1	(253)	(33.3)

Cash and cash equivalents	$5,068	$34,515	$22,637	$(29,447)	(85.3)	$11,878	52.5
Short-term investments	77,120	44,460	36,745	32,660	73.5	7,715	21.0
Long-term investments	—	3,587	14,028	(3,587)	(100.0)	(10,441)	(74.4)

Total	$82,188	$82,562	$73,410	$(374)	(0.5)%	$9,152	12.5%

Accounts receivable, net	5,911	5,738	4,260	173	3.0	1,478	34.7
Inventories	7,944	7,095	4,165	849	12.0	2,930	70.4
Working capital	88,764	83,334	59,647	5,430	6.5	23,687	39.7

Days sales outstanding in accounts receivable	37.3	36.8	33.2
Inventory turns	3.4	4.4	8.8

In 2005, the increase in cash used by operating activities resulted primarily from the one-time settlement payment of $22.5 million in 2004 mentioned above, partially offset by lower cash operating losses, depreciation, amortization of intangible assets and positive working capital changes, primarily in accounts receivable, inventory and accounts payable. Cash operating losses decreased in 2005 as compared to 2004 due to increased revenues, improved gross margin and reduced operating expenses as described above.

In 2004, the increase in cash provided by operating activities resulted primarily from the one-time settlement payment of $22.5 million mentioned above, partially offset by continued cash operating losses. Cash operating losses decreased in 2004 as compared to 2003 due to increased revenue, reduced cost of revenue, and reduced operating expenses as described above.

In 2005, our primary use of cash from investing activities was the purchase of available-for-sale investments to achieve higher returns on our investments. Our primary source of cash from investing activities in 2004 was the sale and maturation of investments. Our primary use of cash for investing activities in 2003 was the purchase of investments to achieve higher returns on our investments.

In 2005, 2004 and 2003, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 11 to our Consolidated Financial Statements.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At December 31, 2005, the unamortized discounts on our investments were insignificant. In the aggregate, our cash, cash equivalents and short-term and long-term investments declined by approximately $0.4 million during 2005 as a result of our continued operating losses and changes in working capital. We currently have no long-term debt. See Note 1 to our Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and foreign locations. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a tenant improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$1,145
2007	904
2008	857
2009	852
2010	852
Thereafter	6,579

$11,189

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $1.3 million and $1.5 million, respectively.

Purchase Commitments

As of February 24, 2006, we had approximately $9.3 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on infringement by our product of other’s intellectual property. As of December 31, 2005, we are unaware of any such claims by any of our customers.

See Note 10 to our Consolidated Financial Statements.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There could be areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there could be some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the Notes to our Consolidated Financial Statements that contain additional information regarding our accounting policies and other disclosures.

We believe the following to be our critical accounting policies. That is, they are both important to the portrayal of our financial condition and results, and they require significant estimates, judgments and assumptions about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the terms of the customer’s specific agreement.

Our revenue is recorded based on the facts then currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers, other than certain limited stock rotation rights discussed below.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2005 and 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million and $0.1 million, respectively. All of the revenue related to revenue deferred at December 31, 2004 was recognized during 2005.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In 2005 and 2004, we recognized 4% and 6%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2005 and 2004.

During 2005 and 2004, we recognized approximately $0.4 million and $0.8 million in royalty revenue from third-parties in accordance with the patent settlement agreement signed in June 2004. See Item 3 “Legal Proceedings.”

We grant limited stock rotation rights to certain distributors for qualifying product in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance, if any, will be adequate. Actual credit losses for 2005 and 2004 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2005 and 2004.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for 2005 and 2004 was a benefit to cost of revenue of approximately $0.7 million and $0.6 million, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2005 and 2004.

We have established a valuation allowance to fully reserve our deferred tax assets at December 31, 2005 and 2004 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $166.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 10 to our Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Our lease in Germany for our administrative, sales and marketing and research and development facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999.

OTHER FINANCIAL INFORMATION

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 3 to our Consolidated Financial Statements.

Manufacturing Agreement with Three-Five Systems, Inc.

On March 27, 2003, we executed a five-year manufacturing agreement with TFS, a worldwide supplier of engineering and manufacturing services. TFS was replaced by Ionics as our RF subsystem module manufacturing partner during the second quarter of 2005. See Note 3 to the Consolidated Financial Statements.

Sale of Microtune Holland Design Center

On October 16, 2001, we acquired the personnel, technology, and assets of privately held Semiconductor Products and Systems Engineering, B.V. (SPaSE), located in the Netherlands, which was subsequently renamed the Microtune Holland Design Center (MHDC), for approximately $5.4 million. In the second quarter of 2003, we sold MHDC to Micronas Group. See Notes 3 and 13 to our Consolidated Financial Statements.

Closure of Wireless Business

On November 28, 2001, we acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately held company based in California, which was subsequently renamed Microtune (San Diego), Inc., for approximately $146.1 million. We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. See Notes 3 and 13 to our Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We expect to adopt SFAS No. 123R using the “modified prospective” method.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. Although our analysis is ongoing, we expect to use the Black-Scholes model to measure the fair value of stock options under SFAS No. 123R.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods once SFAS No. 123R is adopted. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. In addition, we may not be able to benefit from these deductions due to our net operating loss carryforward position.

We believe adopting SFAS No. 123R will have a material impact on our consolidated results of operations. At December 31, 2005, the balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to unvested share-based awards, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $11.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 1A “Risk Factors.”

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

A portion of our net revenue is transacted in the Euro. During 2005, we generated approximately $7.2 million in net revenue from Euro denominated transactions. The potential loss in net revenue for 2005 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.7 million.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured in the Philippines, Germany, and Korea as well as the United States. We incur operating costs in currencies other than the United States Dollar, particularly the Euro. During 2005, we incurred approximately $6.8 million in operating costs from Euro denominated transactions, mostly at our Germany design facility. The potential increase in operating costs for 2005 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.7 million.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to United States Dollars using exchange rates at

December 31, 2005, was $8.0 million. A potential loss in the value of net monetary assets related to this net investment resulting from a hypothetical 10% adverse change in Foreign exchange rates would be approximately $0.1 million.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are invested in bank deposits and money market funds. Our investments, which consist of corporate debt securities and other securities issued by United States government and state agencies, including auction rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying value of the cash equivalents approximates fair market value. Investments in debt securities are classified as held-to-maturity when we have the positive intent and ability to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our investment income would decrease by approximately $0.3 million based on our cash and cash equivalents and short-term and long-term investments as of December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-26 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. We have evaluated, with the assistance of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures in effect as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures are effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-2 hereof.

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

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal No. 1-Election of Directors”, and “Executive Compensation-Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

CODE OF ETHICS

In June 2004, our Board adopted and we implemented a Code of Ethics and Business Conduct to promote the honest and ethical conduct of all of our directors, officers and employees, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, to promote compliance with all applicable laws, rules and regulations that apply to us and our directors, officers and employees, to promote prompt internal reporting of violations of the code to an appropriate person identified in the code, and to promote accountability for adherence to the code. A copy of our Code of Ethics and Business Conduct is available on our website at www.microtune.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Fees Paid to Ernst & Young LLP.”

P ART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    FI NANCIAL STATEMENTS

The following Consolidated Financial Statements, related Notes and Reports of Independent Registered Public Accounting Firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K:

(a)(2)    FINANCIAL STATEMENT SCHEDULES

See Item 15(c) below.

(a)(3)    EXHIBITS

Exhibit Number
3.1(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1(2)	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.2(2)	2000 Stock Plan and form of agreements thereunder.

10.3(1)	2000 Director Option Plan (as amended and restated as of April 13, 2005) and form of agreements thereunder.

10.4(2)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.5(7)	Amendment to 2000 Stock Plan, as amended on February 27, 2004.

10.6(7)	Amendment to 2000 Director Option Plan, as amended on February 27, 2004.

10.7(7)	Amendment to 2000 Employee Stock Purchase Plan, as amended on February 27, 2004.

10.8(2)	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074.

10.9(8)	First Amendment to Commercial Lease Agreement, dated April 8, 2005, by and between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074.

10.10(2)	Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.

Exhibit Number
10.11(3)	Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent, dated as of March 4, 2002 (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.12(4)*	Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.13(4)*	Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.14(4)*	Business Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.15(5)	Amendment No. 1 dated August 13, 2004 to Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.16(5)*	Amendment No. 1 dated August 13, 2004 to Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.17(5)*	Settlement and Release Agreement dated November 22, 2004 between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio.

10.18(5)	Stipulation and Agreement of Settlement dated November 23, 2004 between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson.

10.19(5)*	Supplemental Agreement to the Stipulation and Agreement of Settlement dated November 23, 2004 between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson.

10.20(5)*	Addendum to Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio, dated January 9, 2005.

10.21(5)	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated January 10, 2005.

10.22(5)*	Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated June 13, 2000.

10.23(5)	Amendment 1 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 14, 2005.

10.24(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.25(4)	Employment Agreement between Phillip D. Peterson and the Registrant, dated April 7, 2004.

10.26(5)	Indemnification Agreement between Phillip D. Peterson and the Registrant, dated April 7, 2004.

10.27(6)	Change of Control Agreement between Justin M. Chapman and the Registrant, dated November 29, 2004.

Exhibit Number
10.28(5)	Indemnification Agreement between Justin M. Chapman and the Registrant, dated November 29, 2004.

10.29(5)	Change of Control Agreement between Phillip D. Peterson and the Registrant, dated January 20, 2005.

10.30(5)	Indemnification Agreement between Albert H. Taddiken and the Registrant, dated February 10, 2005.

10.31(5)	Indemnification Agreement between Robert S. Kirk and the Registrant, dated February 10, 2005.

10.32(9)	Letter agreement, dated April 28, 2005, between Rob-Roy J. Graham and the Registrant regarding the terms and conditions of Mr. Graham’s resignation from the Registrant as Vice President, Chief Development Officer and Secretary.

10.33(10)	Offer Letter between Mr. Jeffrey A. Kupp and the Registrant, dated April 28, 2005.

10.34(10)	Indemnification Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.35(10)	Change of Control Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.36(12)	Indemnification Agreement between Microtune, Inc. and Bernard T. Marren, dated August 30, 2005.

10.37(11)*	Manufacturing Agreement dated May 24, 2005 between Ionics EMS, Inc. and the Registrant.

10.38(11)	Asset Purchase Agreement dated May 25, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

10.39(11)	Termination and Mutual Release dated June 3, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

14.1	Code of Ethics and Business Conduct.

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 55).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340), declared effective August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2002.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-120091), declared effective October 29, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 1, 2005.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2005.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

(b)    Exhibits

See Item 15(a)(3) above.

(c)    Financial Statement Schedules

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

Date: March 3, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/S/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 3, 2006

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of James A. Fontaine and Jeffrey A. Kupp, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2006

By:	/S/ JEFFREY A. KUPP Jeffrey A. Kupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2006

By:	/S/ WALTER S. CICIORA Walter S. Ciciora	Director	March 3, 2006

By:	/S/ JAMES H. CLARDY James H. Clardy	Director	March 3, 2006

By:	/S/ STEVE CRADDOCK Steve Craddock	Director	March 3, 2006

By:	/S/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 3, 2006

By:	/S/ BERNARD T. MARREN Bernard T. Marren	Director	March 3, 2006

By:	/S/ WILLIAM P. TAI William P. Tai	Director	March 3, 2006

By:	/S/ A. TRAVIS WHITE A. Travis White	Director	March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.

We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microtune, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Microtune, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microtune, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Microtune, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Microtune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Microtune, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 28, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 28, 2006

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,068	$34,515
Short-term investments	77,120	44,460
Accounts receivable, net	5,911	5,738
Inventories	7,944	7,095
Other current assets	1,293	1,607

Total current assets	97,336	93,415
Property and equipment, net	4,398	5,536
Long-term investments	—	3,587
Intangible assets, net	—	2,008
Other assets and deferred charges	1,587	209

Total assets	$103,321	$104,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,414	$5,498
Accrued compensation	1,499	1,557
Accrued expenses	1,651	3,009
Deferred revenue	8	17

Total current liabilities	8,572	10,081
Other non-current liabilities	54	29
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares—52,761 and 51,953 respectively	53	52
Additional paid-in capital	439,163	437,539
Unearned stock compensation	(8)	(176)
Accumulated other comprehensive loss	(1,013)	(1,061)
Accumulated deficit	(343,500)	(341,709)

Total stockholders’ equity	94,695	94,645

Total liabilities and stockholders’ equity	$103,321	$104,755

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net revenue	$56,991	$56,162	$46,193
Cost of revenue	27,330	31,500	36,963

Gross margin	29,661	24,662	9,230
Operating expenses:
Research and development	16,056	15,254	24,062
Selling, general and administrative	15,773	24,889	35,142
Restructuring costs	—	105	627
Amortization of intangible assets	2,008	4,168	4,231
Impairments of intangible assets and goodwill	—	14	49

Total operating expenses	33,837	44,430	64,111

Loss from operations	(4,176)	(19,768)	(54,881)
Other income (expense):
Interest income	2,541	1,271	1,340
Foreign currency gains (losses), net	(265)	685	2,943
Settlement of patent and anti-trust litigation	—	22,500	—
Other	95	457	55

Income (loss) before benefit for income taxes	(1,805)	5,145	(50,543)
Income tax benefit	(14)	(384)	(203)

Net income (loss)	$(1,791)	$5,529	$(50,340)

Net income (loss) per common share:
Basic	$(0.03)	$0.11	$(1.00)

Diluted	$(0.03)	$0.10	$(1.00)

Weighted-average common shares outstanding:
Basic	52,255	51,434	50,376

Diluted	52,255	54,071	50,376

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Loans Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2002	49,917	$50	$437,787	$(8,865)	$(397)	$(988)	$(296,898)	$130,689
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,240	1	1,412	—	—	—	—	1,413
Stock options cancelled	—	—	(3,174)	3,601	—	—	—	427
Amortization of unearned stock option compensation	—	—	—	4,140	—	—	—	4,140
Payments on loans receivable from stockholders	—	—	—	—	105	—	—	105
Other	—	—	—	—	262	—	—	262
Unrealized gain on available for sale investments	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(50,340)	(50,340)

Comprehensive loss								(50,312)

Balance at December 31, 2003	51,157	51	436,025	(1,124)	(30)	(960)	(347,238)	86,724
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,264	1	1,887	—	—	—	—	1,888
Stock options cancelled	—	—	(42)	42	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	906	—	—	—	906
Payments on loans receivable from stockholders	—	—	—	—	30	—	—	30
Return of escrow shares issued in connection with acquisition of Transilica, Inc.	(468)	—	(331)	—	—	—	—	(331)
Unrealized loss on available for sale investments	—	—	—	—	—	(101)	—	(101)
Net income	—	—	—	—	—	—	5,529	5,529

Comprehensive income								5,428

Balance at December 31, 2004	51,953	$52	$437,539	$(176)	$—	$(1,061)	$(341,709)	$94,645
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	808	1	1,619	—	—	—	—	1,620
Amortization of unearned stock option compensation	—	—	—	168	—	—	—	168
Non-employee stock option compensation	—	—	5	—	—	—	—	5
Unrealized gain on available for sale investments	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(1,791)	(1,791)

Comprehensive loss								(1,743)

Balance at December 31, 2005	52,761	$53	$439,163	$(8)	$—	$(1,013)	$(343,500)	$94,695

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$(1,791)	$5,529	$(50,340)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,908	2,442	6,490
Amortization of intangible assets	2,008	4,168	4,231
Impairments of intangible assets	—	14	49
Write-off of patent costs	—	489	—
Non-cash restructuring costs	—	(43)	2,124
Foreign currency (gains) losses, net	265	(685)	(2,943)
Stock option compensation	173	906	4,140
Loss (gain) on sale of assets	(45)	(235)	612
Gain on sale of MHDC	—	—	(1,627)
Allowance for uncollectible accounts receivable	—	(132)	(243)
Write-off (recovery) of uncollectible loan receivable	(30)	—	518
Changes in operating assets and liabilities:
Accounts receivable, net	(173)	(1,346)	3,608
Inventories	(849)	(2,930)	2,206
Other assets	(1,064)	2,609	3,045
Accounts payable	(84)	(1,588)	(1,197)
Accrued expenses	(1,367)	(1,184)	(9,229)
Accrued compensation	(58)	375	(203)
Other liabilities	25	(1,437)	589

Net cash provided by (used in) operating activities	(1,082)	6,952	(38,170)
Investing activities:
Purchases of property and equipment	(785)	(506)	(759)
Proceeds from sale of assets	60	318	2,141
Loans receivable	30	—	(46)
Proceeds from sale of available for sale investments	59,575	48,200	75,800
Proceeds from maturity and redemption of held to maturity investments	5,000	6,045	3,000
Purchase of available for sale investments	(90,600)	(51,620)	(75,500)
Purchase of held to maturity investments	(3,000)	—	(9,045)
Acquisition of intangible assets	—	(114)	(523)

Net cash provided by (used in) investing activities	(29,720)	2,323	(4,932)
Financing activities:
Proceeds from issuance of common stock	1,620	1,888	1,413
Proceeds from loans receivable from stockholders	—	30	105

Net cash provided by financing activities	1,620	1,918	1,518
Effect of foreign currency exchange rate changes on cash	(265)	685	2,943

Net increase (decrease) in cash and cash equivalents	(29,447)	11,878	(38,641)
Cash and cash equivalents at beginning of year	34,515	22,637	61,278

Cash and cash equivalents at end of year	$5,068	$34,515	$22,637

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.    Summary of Significant Accounting Policies

Description of business

Microtune, Inc. began operations in August 1996. We design and market radio frequency (RF) integrated circuits (IC) and subsystem module solutions for the cable, digital television (TV) and automotive markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable various consumer electronics, broadband communications and automotive electronics applications or devices, including cable TV set-top boxes; cable high-speed data modems; cable high-speed voice modems enabling cable-based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including high-definition TVs; personal computer television (PC/TV) multimedia products; and mobile TVs. We sell our products to manufacturers who incorporate our products into applications or devices ultimately sold to consumers.

We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase product from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital TV and automotive electronics markets characterized by intense competition and rapidly changing technology, on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution and on the successful development and marketing of new products in new and existing markets. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses.

Consolidation

Our Consolidated Financial Statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. For 2004 and 2003, shipping and handling costs related to product shipments to customers were reclassified to cost of revenue from selling, general and administrative expenses. Our shipping and handling costs totaled $0.2 million in 2004, excluding a customs refund of $0.3 million, and $0.4 million in 2003.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At December 31, 2005, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, include $70.5 million of available-for-sale investments and $6.6 million of held-to-maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At December 31, 2005, we held no long-term investments. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At December 31, 2005, the unamortized discounts on our investments were insignificant.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

be no assurance that our allowance will be adequate. Actual credit losses for 2005 and 2004 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2005 and 2004.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for 2005 and 2004 was a benefit to cost of revenue of approximately $0.7 million and $0.6 million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and customer base, have been recorded as the result of our business or asset acquisitions. Our intangible assets became fully amortized in the quarter ended September 30, 2005.

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or business center. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable and collection from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the terms of the customer’s specific agreement.

Our revenue is recorded based on the facts then currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. Items that are considered when determining the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

amounts we will ultimately collect are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers, other than certain limited stock rotation rights discussed below.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2005 and 2004, the sales value of products shipped for which revenue was deferred was approximately $0.2 million and $0.1 million, respectively. All of the revenue related to revenue deferred at December 31, 2004 was recognized during 2005.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In 2005 and 2004, we recognized 4% and 6%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2005 and 2004.

During 2005 and 2004, we recognized approximately $0.4 million and $0.8 million in royalty revenue from third-parties in accordance with the patent settlement agreement signed in June 2004.

We grant limited stock rotation rights to certain distributors for qualifying product in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers were included in cost of revenue.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Foreign currency gains (losses), net were $(0.3) million, $0.7 million and $2.9 million in 2005, 2004 and 2003, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2005 and 2004.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock subject to repurchase rights and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for 2005 and 2003.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Our computation of income (loss) per common share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$(1,791)	$5,529	$(50,340)
Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	52,255	51,434	50,376
Weighted average dilutive potential common shares:
Stock options	—	2,577	—
Restricted common stock	—	3	—
Employee stock purchase plan	—	57	—

Weighted average common and dilutive potential common shares	52,255	54,071	50,376
Diluted income (loss) per common share	$(0.03)	$0.11	$(1.00)

Basic income (loss) per common share	$(0.03)	$0.10	$(1.00)

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	December 31,
	2005	2004	2003
Stock options	9,254	187	6,603
Restricted common stock	—	—	8
Employee stock purchase plan	83	—	25

Total anti-dilutive securities excluded	9,337	187	6,636

Stock-Based Compensation

At December 31, 2005, we have four stock-based compensation plans covering employees and directors. We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our employee stock options. We account for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. There were no significant grants to non-employees in 2005.

Stock option compensation expense results from grants of stock options with exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. In 2005, 2004 and 2003, under the provisions of APB No. 25, we recorded stock option compensation expense of approximately $0.2 million, $0.9 million and $4.1 million, respectively. Stock option compensation expense reported for 2003 included $0.9 million for our former Chairman and CEO. Stock option compensation is deferred and amortized as a charge to operations over the vesting period of the related options. As of December 31, 2005, unearned deferred stock compensation was insignificant. As of December 31, 2004, unearned deferred stock compensation was $0.2 million. The weighted average remaining vesting period of outstanding compensatory stock options was less than one year at December 31, 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

During 2005, we granted our employees approximately 3.3 million stock options with exercise prices ranging from $3.60 to $6.95 per share. These stock options were granted with exercise prices equal to the fair value per share on the date of grant. The stock options generally vest over the following three to five years. In addition, during 2005, we issued approximately 519,000 shares of common stock upon exercise of stock options by employees pursuant to our stock-based compensations plans.

Although SFAS No. 123 allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123 for our primary financial statements. The pro forma impact of applying SFAS No. 123 will not necessarily be representative of the expense we will incur in future periods under SFAS No. 123R, Share-Based Payment. Our pro forma information is as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$(1,791)	$5,529	$(50,340)
Add stock compensation expense recorded under the intrinsic value method	168	906	4,140
Less pro forma stock compensation expense computed under the fair value method	(5,690)	(6,513)	(7,817)

Pro forma net loss	$(7,313)	$(78)	$(54,017)

Basic and diluted pro forma loss per common share	$(0.14)	$(0.00)	$(1.07)

Inputs used for the current valuation model are as follows:

	Year Ended December 31,
	2005	2004	2003
Volatility	86.5%	86.5%	99.0%
Weighted-average expected lives	4.5	4.5	4.5
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.8%	3.2%	2.8%
Fair value of options granted	$3.94	$2.49	$1.80

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the beginning of the first quarter of 2006.

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We expect to adopt SFAS No. 123R using the “modified prospective” method.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. Although our analysis is ongoing, we expect to use the Black-Scholes model to measure the fair value of stock options under SFAS No. 123R.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods once SFAS No. 123R is adopted. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. In addition, we may not be able to benefit from these deductions due to our net operating loss carryforward position.

We believe adopting SFAS No. 123R will have a material impact on our consolidated results of operations. At December 31, 2005, the balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to unvested share-based awards, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $11.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) at December 31, 2005 includes foreign currency translation adjustments of $1.0 million and unrealized gains or losses on investments.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At December 31, 2005, approximately 63% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During 2005, 2004 and 2003, we wrote off $12,000, $25,000 and $97,000 of uncollectible accounts, respectively. As a result, we have not recorded an allowance for doubtful accounts as of December 31, 2005.

We depend on third-party foundries, primarily IBM and X-FAB, to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries but obtain integrated circuit products

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

on a purchase order basis. The inability of a third-party foundry to continue manufacturing our integrated circuits would have a material adverse effect on our operations. Our integrated circuit products are primarily manufactured in the United States, Korea and the Philippines.

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions. See Note 2. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our operations. We are also dependent upon third-parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 10. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Our lease for our Germany facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 10.

2.    Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced Three-Five Systems (TFS) as our RF subsystem module manufacturing partner. See Note 3. The significant terms of the agreement are:

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

On May 25, 2005, we entered into an Asset Purchase Agreement with TFS to purchase certain raw materials, work-in-process and finished goods inventories for approximately $1.7 million. This purchase was completed on June 3, 2005. The raw materials and work-in-process inventory was used by Ionics to manufacture our RF subsystem module products. The majority of the purchased inventory was consumed in manufacturing our products and sold to customers in 2005.

As a condition to the closing of the TFS Asset Purchase Agreement described above, we entered into a Termination and Mutual Release with TFS on June 3, 2005 whereby the TFS Manufacturing Agreement dated as of March 27, 2003, which governed the manufacturing of our subsystem module products, was terminated. We further released each other from all liabilities, obligations and claims arising out of our former business relationship. The Termination and Mutual Release relieves TFS of all of its warranty obligations under the TFS Manufacturing Agreement; however, we were compensated by TFS to assume any warranty liability for all subsystem module products produced by TFS and still covered under our warranties to our customers. We do not believe that this warranty liability will have a material impact on our financial results. In conjunction with the asset purchase transaction, the mutual release of claims and the provision for future warranty obligations, we recorded a benefit to cost of revenue of approximately $0.7 million in the second quarter of 2005.

3.    Acquisitions and Dispositions

On March 27, 2003, we executed a five-year manufacturing agreement with TFS, a worldwide supplier of engineering and manufacturing services. TFS was replaced as our RF subsystem module manufacturing partner during the second quarter of 2005 as described above in Note 2. Under the significant terms of the agreement, TFS would manufacture, assemble and test our RF Module subsystems in its manufacturing facility in Manila, Philippines; purchase most of the manufacturing equipment and raw materials inventory from our former Philippines facility and manage our former Philippines manufacturing facility as manufacturing was transferred to TFS’ facility.

As part of the agreement, we sold TFS most of the equipment and most of the raw materials inventories of our Philippines’ manufacturing facility for approximately $7.9 million, net of a $0.3 million fee for managing our former facility. Proceeds consisted of $5.2 million in cash, and a note receivable of $2.7 million. The total sales price of the equipment sold was approximately $2.8 million which approximated its net book value. We initially sold inventory to TFS at its carrying value of approximately $5.4 million. However, under the terms of the agreement and based on certain circumstances, TFS could require us, at its sole discretion, to repurchase any raw materials that had not been consumed in fulfilling our orders. Our maximum obligation to repurchase raw materials inventory under this agreement was approximately $5.4 million. During the third quarter of 2003, we agreed to repurchase a portion of the raw material inventories from TFS valued at $2.4 million. The $2.4 million inventory repurchase was charged to cost of revenue as excess inventory. The raw material repurchase was offset against the $2.7 million note receivable and we collected $0.3 million in cash for the remaining balance of the note receivable in the fourth quarter of 2003. During the fourth quarter of 2003, we made an additional provision of $0.3 million for inventory repurchases from TFS which was also charged to cost of revenue. During 2004, we purchased $1.3 million of inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Sale of Microtune Holland Design Center

On October 16, 2001, we acquired the personnel, technology, and assets of privately held Semiconductor Products and Systems Engineering, B.V. (SPaSE), located in the Netherlands, which was subsequently renamed the Microtune Holland Design Center (MHDC), for approximately $5.4 million. During the fourth quarter of 2002, we decided to cease operating MHDC and recorded a restructuring charge of $2.3 million, including $0.4 million for severance related items and $1.9 million for future liabilities associated with MHDC, primarily operating obligations. In the second quarter of 2003, we sold MHDC to Micronas Group which assumed MHDC’s liabilities including its operating obligations. Accordingly, we recorded a benefit to restructuring expense of $1.6 million during the second quarter of 2003.

Closure of Wireless Business

On November 28, 2001, we acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately held company based in California, which was subsequently renamed Microtune (San Diego) Inc., for approximately $146.1 million. During the first quarter of 2003, one of our wireless customers returned $2.8 million of product that was shipped during the fourth quarter of 2002. Additionally, we were informed by two potential wireless customers of their plans to cancel orders. In reviewing these events, we learned that our wireless technology had been surpassed by our competitors. Continuing evaluation of our wireless inventories resulted in $4.2 million of write-downs during 2003. We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million, which included approximately $0.7 million of development equipment. See Note 13.

4.    Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2005	2004
Gross accounts receivable	$6,143	$5,803
Deferred revenue	(232)	(65)

Accounts receivable, net	$5,911	$5,738

5.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$4,768	$4,188
Work-in-process	3,131	2,907
Raw materials	45	—

Total inventory	$7,944	$7,095

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

During 2005, we entered into an Asset Purchase Agreement with TFS to purchase certain raw materials, work-in-process and finished goods inventories for approximately $1.7 million. See Note 2. During 2004, we purchased $1.3 million of inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS. See Note 3. At December 31, 2004, our wireless inventory had no carrying value.

6.    Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,		Useful Life in Years
	2005	2004
Leasehold improvements	$729	$726	3 - 22
Manufacturing equipment	3,341	2,974	3 - 5
Other equipment	8,129	7,959	3 - 7
Furniture and fixtures	1,102	1,081	3 - 6
Computer software	5,605	5,557	3 - 7

Total property and equipment.	18,906	18,297
Less accumulated depreciation	14,508	12,761

Net property and equipment	$4,398	$5,536

We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million, which included approximately $0.7 million of development equipment. We wrote-off the cost and accumulated depreciation of this equipment upon its disposal in early 2004.

7.    Intangible Assets and Goodwill

Amortization expense for intangible assets was $2.0 million in 2005, $4.2 million in 2004 and $4.2 million in 2003, respectively.

During the third quarter of 2004, we recorded charges to legal expense for previously capitalized patent costs of $0.3 million related to abandoned patent applications and non-patent costs and $0.2 million due to the uncertain timing of the related patent issuances.

The gross carrying amounts and related accumulated amortization of intangible assets consist of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	December 31,
		2005		2004
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Patents	—	$10,270	$10,270	$10,270	$8,262
Other intangible assets	—	4,308	4,308	4,308	4,308

Total		$14,578	$14,578	$14,578	$12,570

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

8.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued non-cancelable inventory purchase obligations	$359	$1,513
Other	1,292	1,496

Total accrued expenses	$1,651	$3,009

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 10. The accrued expenses are expected to be paid during the next twelve months.

9.    Income Taxes

The provision (benefit) for income taxes is reconciled with the United States federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Provision (benefit) computed at the U.S. federal statutory rate	$(628)	$1,755	$(17,185)
Benefit of losses not recognized (recognized)	704	(1,389)	18,328
Deemed dividends of foreign earnings	74	652	—
Non-deductible stock option compensation	—	(36)	1,256
Effect of foreign income taxes rate differential	(164)	(1,054)	(2,631)
Other, net	—	(312)	29

Income tax provision (benefit)	$(14)	$(384)	$(203)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Foreign income taxes:
Current	$(14)	$(491)	$(203)
Deferred	—	107	—

Total	$(14)	$(384)	$(203)

We recorded a benefit of $0.6 million in the third quarter of 2004 as a result of our decision to re-structure our foreign operations to improve our foreign tax exposure. The provision for taxes in 2005, 2004 and 2003 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

The income (loss) of foreign operations before income taxes for 2005, 2004 and 2003 was $(0.7) million, $(0.1) million and $7.4 million, respectively. Our Philippine subsidiary is operating under a tax holiday that expires in 2006. We received no tax benefit from this tax holiday in 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Income taxes paid in 2005 were $0.1 million and related primarily to foreign operations. Income taxes paid in 2004 were insignificant. Income taxes paid in 2003 were $4.0 million.

The significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Inventories	$522	$1,063
Accounts receivable	3	29
Intangible assets	5,920	5,496
Accrued expenses	472	472
Net operating loss carryforwards	59,511	66,552
Research and development credits	4,424	4,470
Unrealized currency loss	312	—
Other	137	—

Total deferred tax assets	71,301	78,082
Valuation allowance	(68,409)	(76,247)

Total deferred tax assets, net	$2,892	$1,835

Deferred tax liabilities:
Unrealized currency gains	$(2,208)	$(1,667)
Property and equipment	(576)	(41)
Other	(108)	(127)

Total deferred tax liabilities	(2,892)	(1,835)

Net deferred tax assets	$—	$—

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2005 and 2004 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $166.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

As a result of our acquisition of Transilica in November 2001, we acquired net operating loss carryforwards, previously incurred by Transilica, aggregating approximately $26.6 million that will begin to expire in 2014. These net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code, which may have a significant impact on our ability to utilize the net operating loss carryforwards.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During 2005, we recorded a provision for income taxes of approximately $0.1 million as a result of several ongoing foreign reviews and examinations. These foreign reviews and examinations were fully resolved and all tax liabilities were paid during the fourth quarter of 2005 and first quarter of 2006. We have an ongoing review and examination in Germany mainly related to, among other issues, the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001. The outcome of

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

this ongoing foreign review and examination is uncertain and the final resolution of the remaining income tax issues that have been raised as a result of this review and examination could have a material impact on our financial position or future results of operations.

10.    Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$1,145
2007	904
2008	857
2009	852
2010	852
Thereafter	6,579

$11,189

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $1.3 million and $1.5 million, respectively.

Purchase Commitments

As of February 24, 2006, we had approximately $9.3 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on infringement by our product of other’s intellectual property. As of December 31, 2005, we are unaware of any such claims by any of our customers.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations and liquidity. Moreover, the ultimate outcome of any pending litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted in the future. Such matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation. With the exception of the initial public offering litigation and the United States Patent and Trademark Office (USPTO) re-examination proceeding, all of the material litigation described below has been settled and is no longer pending.

Intellectual Property and Anti-Trust Litigation

On January 24, 2001, we filed a lawsuit against Broadcom Corporation alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division. The lawsuit alleged that Broadcom’s BCM3415 microchip and related products infringed our U.S. Patent No. 5,737,035 (‘035 patent). In our complaint, we sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Broadcom from taking any further action that infringed our patent. On March 20, 2003, a jury found in favor of Microtune. The jury found that certain Broadcom products did infringe our valid and enforceable patent and that the infringement was willful. Subsequent to the jury verdict, we were awarded $1,529,586 in damages. The Court then doubled this $1,529,586 damage award based on Broadcom’s willful infringement. The Court also awarded us $5,157,658.25 in reasonable attorneys’ fees, $500,168.31 in litigation expenses and $55,722.74 in costs of suit and pre-judgment and post-judgment interest. The Court entered a permanent injunction that prohibited Broadcom from making, using, marketing, selling or distributing in the United States any technology found by the jury to infringe our patent. Broadcom appealed the infringement issues and the award of attorneys’ fees and litigation expenses to the United States Court of Appeals for the Federal Circuit. This appeal was dismissed under the terms of the settlement described below.

On July 15, 2002, Broadcom filed a lawsuit against us alleging patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,377,315B1. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding us from taking any further action that infringed the Broadcom patent. On June 18, 2003, Broadcom filed an unopposed motion to dismiss and on August 18, 2003, the Court dismissed all of Broadcom’s claims against us with prejudice.

On January 24, 2003, Broadcom filed a lawsuit against us alleging patent infringement in the United States District Court for the Northern District of California. The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent Nos. 6,445,039B1, 5,682,379 and 6,359,872. Two of these patents were also the subject of the April 4, 2003 action in the United States International Trade Commission (ITC) described below. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding Microtune from taking any further action that infringed any of the listed patents. The case was stayed pending resolution of the April 4, 2003 action described below but was dismissed under the terms of the settlement described below.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

On February 27, 2003, we filed a lawsuit against Broadcom alleging anti-competitive and monopolistic conduct, as well as restraint of trade conduct, in violation of the Texas Anti-Trust Act, in the District Court of Williamson County, Texas. On March 28, 2003 the lawsuit was removed to the United States District Court for the Western District of Texas, Austin Division. We amended our complaint to allege violations of the Sherman Act and Clayton Act, as well as the Texas Anti-Trust Act. The lawsuit alleged that Broadcom engaged in various illegal anti-competitive activities including bundling its tuner together with its demodulator chips in attempts to exclude Microtune and other competitors from a substantial share of the tuner and cable modem markets. In our complaint, we sought injunctive relief and monetary damages resulting from the alleged unlawful conduct, and treble damages for willful anti-competitive and monopolistic conduct. The case had been scheduled for trial on June 27, 2005 but was dismissed under the terms of the settlement described below.

On April 4, 2003, Broadcom filed a complaint with the U.S. International Trade Commission (ITC) alleging patent infringement by Microtune products of Broadcom’s U.S. Patent Nos. 6,445,039B1 and 5,682,379, which were also the subject of the lawsuit Broadcom filed on January 24, 2003 described above. The complaint sought permanent injunctive relief excluding from entry into the United States the accused Microtune products. The ITC appointed Administrative Law Judge Sidney Harris to the case. On October 8, 2003, Judge Harris terminated, at Broadcom’s request, the investigation into U.S. Patent No. 5,682,379. The evidentiary hearing on U.S. Patent No. 6,445,039B1 was held during November 2003. On April 2, 2004, Judge Harris issued his initial determination that we did not violate Section 337 of the Tariff Act of 1930. In addition to his conclusion that we did not violate Section 337, Judge Harris concluded that Broadcom’s U.S. Patent No. 6,445,039B1 was invalid on numerous grounds. Broadcom petitioned the ITC to review this initial determination. We opposed this petition for review. On May 20, 2004, the ITC denied Broadcom’s petition to review the initial determination and announced the termination of its investigation. As part of the settlement described below, on July 6, 2004, Broadcom and Microtune filed a joint motion for vacatur of the final initial determination and a request for an expedited ruling. On July 22, 2004, the ITC denied the joint motion for vacatur, leaving the initial determination intact.

On April 24, 2003, Broadcom filed a “Complaint For Declaratory Judgment of Patent Noninfringement” in the United States District Court for the Eastern District of Texas, Sherman Division, against Microtune. Broadcom alleged that their BCM3416 and BCM93416 reference design did not infringe our ‘035 patent. On October 22, 2003, the Court issued an order extending the scope of this case to cover the issues of whether or not Broadcom’s BCM3416, BCM3418 and reference designs containing either of those products infringed our ‘035 patent. We filed a counterclaim alleging Broadcom willfully infringed the ‘035 patent. We sought monetary damages and injunctive relief. The case had been scheduled to go to trial on June 14, 2004 but was dismissed under the terms of the settlement described below.

On November 26, 2003, Broadcom filed a lawsuit against us alleging patent infringement in the United States District Court for the Western District of Wisconsin (Madison). The lawsuit alleged that various Microtune products infringed Broadcom’s U.S. Patent No. 6,211,742. The complaint sought monetary damages resulting from the alleged infringement as well as injunctive relief precluding us from taking any further action that infringed the patent. On March 9, 2004, the Court entered an order transferring this lawsuit to the United States District Court for the Eastern District of Texas, Sherman Division but the lawsuit was dismissed under the terms of the settlement described below.

On June 13, 2004, Microtune and Broadcom entered into agreements to settle all outstanding patent and anti-trust litigation between the two companies. Under the terms of the settlement agreement, all outstanding claims in pending litigation were dismissed with prejudice. The settlement agreement also provides for reciprocal

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

releases covering all asserted and unasserted claims between the parties. In addition, the permanent injunction described above was vacated. In connection with the settlement, Broadcom made a one-time payment to Microtune of $22.5 million, which was recorded in other income in the second quarter of 2004. Additionally, Broadcom and Microtune entered into a separate patent cross-license agreement whereby patents claiming priority prior to the effective date of the license agreement are licensed for the lives of the patents, and subsequently acquired patents that claim priority within the following four years are licensed for ten years. Under the license agreement, all products of Broadcom are licensed under all of Microtune’s patents, and all current products and future analog signal processing products of Microtune are licensed under all of Broadcom’s analog signal processing and related foundational patents. The licenses are royalty free with the exception of Microtune’s license to Broadcom for its dual conversion tuner products, which is royalty bearing. These agreements have no impact on the United States Patent and Trademark Office (USPTO) re-examination discussed below.

In October 2003, as part of the litigation described above, Broadcom requested that the USPTO re-examine certain claims of the ‘035 patent in light of certain patent documents and publications considered by the Court in its determination that the claims of the patent were valid. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We responded to the examiner presenting our arguments that these rejected claims were patentable and should be confirmed. On June 20, 2005, the USPTO examiner issued a final office action, confirming certain claims of the ‘035 patent and rejecting others. On August 22, 2005, we submitted a response to the June final office action. On November 14, 2005, the USPTO removed the finality of the June office action and on January 23, 2006, the USPTO issued a replacement final office action. On February 24, 2006, we submitted a response to the January final office action following an interview with the USPTO officials responsible for the office action. Based on current information, we believe that the outcome of this proceeding is not likely to have a material adverse impact on the ‘035 patent or on our business prospects, however there can be no assurance regarding our current assessment until the final resolution of this proceeding by the USPTO. The settlement discussed above had no impact on the USPTO re-examination. Furthermore, the final outcome of the USPTO re-examination, whether beneficial or detrimental to us, will have no impact on the settlement discussed above.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Class Action Litigation

Beginning in February 2003, Microtune and certain of our former executive officers were named as defendants in several class action lawsuits filed in the United States District Court for the Eastern District of Texas. These suits alleged violations of federal securities laws and regulations. The claims of the plaintiffs in the various lawsuits included that the defendants violated §§10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as SEC Rule 10b-5, resulting in damages to persons who purchased, converted, exchanged, or otherwise acquired our common stock between July 23, 2001 and February 20, 2003, inclusive. The plaintiffs’ specific allegations included that the defendants engaged in fraudulent accounting and financial practices and misrepresented material facts and omitted to state material facts necessary to make other statements made not misleading, and that these misrepresentations or omissions had the effect of artificially inflating Microtune’s stock price. The alleged misrepresentations and omissions included, among others, allegations that: Microtune materially overstated revenue by recognizing certain sales immediately as revenue when deferred revenue recognition would have been more appropriate; Microtune failed to establish reserves when appropriate; Microtune lacked adequate internal controls to assure its financial statements were fairly presented in conformity with generally accepted accounting principles; Microtune lacked sufficient controls and procedures for the timely and accurate issuance of periodic press releases; Microtune lacked sufficient means to monitor prior public

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

statements to detect whether an update was required; and Microtune failed to record impairment charges relating to the assets acquired with the Transilica acquisition at the appropriate time.

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

Under a separate agreement with Microtune’s director and officer insurance carriers, the insurance carriers have agreed to reimburse the settlement amount, subject to Microtune’s 15% co-pay obligation. The settlement did not have a material impact on our business prospects, results of operations or financial condition.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed in the United States District Court for the Eastern District of Texas, against current and former officers and directors of Microtune. The derivative lawsuits were consolidated on January 5, 2004. The plaintiffs alleged various breaches of fiduciary duties, abuse of control, and waste of corporate assets against all the defendants for which they sought contribution and indemnification. The plaintiffs additionally alleged unjust enrichment against certain of the defendants for which they sought disgorgement under § 304 of the Sarbanes-Oxley Act of 2002. The relief sought included damages, disgorgement, interest, costs, fees, and expenses.

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, we agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and further agreed to adopt certain changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. On March 31, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the stockholder derivative litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement.

Under a separate agreement with our director and officer insurance carriers, the insurance carriers agreed to reimburse the majority of the plaintiffs’ attorneys’ fees and expenses, subject to the Company’s 15% co-pay obligation. The settlement did not have a material impact on our business prospects, results of operations or financial condition.

Securities and Exchange Commission Investigation

On August 4, 2003, we received written notification that we were the subject of an investigation by the Securities and Exchange Commission (SEC). The investigation related directly to the internal inquiry commissioned by the Audit Committee of our Board of Directors in 2003. On July 29, 2005, we announced that the SEC had accepted our previously submitted offer of settlement. Under the terms of the announced settlement, and without admitting or denying the SEC’s findings, we consented to the entry of an order requiring us to cease and desist from committing or causing any violation or future violation of certain sections of the federal securities laws. The settlement did not require that we pay a penalty.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

11.    Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when an entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to an entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if an entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On December 31, 2005, 52,761,027 rights were outstanding.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors or designated committee establishes the terms of each option granted under the 1996 Stock Option Plan. At December 31, 2005, we had no options available for grant and 808,538 options granted and unexercised under the 1996 Stock Option Plan. At December 31, 2005, we had reserved 808,538 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

In August 2000, we adopted the 2000 Stock Plan. The 2000 Plan provides for incentive stock options and nonqualified stock options to be granted to key employees and consultants. Our Board of Directors or designated committee establishes the terms of each option granted under the 2000 Stock Plan. At December 31, 2005, we had 3,473,857 options available for grant and 8,069,965 options granted and unexercised under the 2000 Plan. At December 31, 2005, we had reserved 11,543,822 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. At December 31, 2005, we had 561,000 options available for grant and 317,750 options granted and unexercised under the Directors’ Stock Option Plan. At December 31, 2005, we had reserved 878,750 shares of common stock for issuance upon exercise of options granted pursuant to the Directors’ Stock Option Plan.

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. At December 31, 2005, we had no options available for grant and 57,650 options granted and unexercised under the Transilica Stock Option Plan. At December 31,

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

2005, we had reserved 57,650 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

A summary of our stock option activity and related information for the years ended December 31, 2005 and 2004 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2003	6,602,721	$2.73
Granted	2,430,760	3.55
Exercised	(1,031,578)	1.47
Canceled	(1,275,041)	4.26

Balance at December 31, 2004	6,726,862	$2.94
Granted	3,298,260	3.94
Exercised	(519,316)	1.96
Canceled	(251,903)	3.63

Balance at December 31, 2005	9,253,903	$3.33

The following presents certain information about outstanding stock options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.13 -$ 0.20	28,167	1.7	$0.14	28,167	$0.14
$ 0.38 -$ 0.88	680,836	3.8	0.81	679,536	0.81
$ 1.25 -$ 1.85	163,253	5.7	1.53	115,471	1.52
$ 1.94 -$ 2.85	3,377,122	7.7	2.46	1,942,484	2.44
$ 2.92 -$ 4.35	3,468,651	9.2	3.77	359,605	3.43
$ 4.47 -$ 6.60	1,361,707	8.4	4.76	293,560	4.82
$ 7.75 -$10.40	65,067	5.5	9.30	65,033	9.31
$12.35 -$15.45	106,100	5.5	13.81	89,548	14.02
$26.52 -$37.88	3,000	4.8	28.41	3,000	28.41

$ 0.13 -$37.88	9,253,903	8.0	$3.33	3,576,404	$2.82

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. A total of 400,000 shares of common stock were initially reserved for issuance under the plan. Additional shares of 400,000 and 830,000 were approved to be reserved for issuance in 2002 and 2004, respectively. The plan allows eligible employees to purchase our common stock at 85% of the lower of the fair market value of the common stock at the beginning or end of each successive six-month offering period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. For the years ended December 31, 2005 and 2004, 288,438 and 236,718 shares were issued under the purchase plan, respectively. At December 31, 2005, there were 349,398 shares available for issuance under this plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

12.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations including any catch-up provisions. Under our 401(k) plan we may elect to make voluntary contributions. No voluntary contributions were made for the years ended December 31, 2005, 2004 and 2003.

Microtune KG, our German operating company, and its subsidiaries sponsor defined benefit and defined contribution retirement plans for its employees. Retirement benefit expense for 2005, 2004 and 2003 was not significant.

In December 2004, Microtune KG entered into agreements with two separate plan administrators to suspend and fund the defined benefit pension plan and create a defined contribution pension plan. Under the terms of these transactions, we permanently suspended benefits under the defined benefit plan and paid approximately $1.3 million to one plan administrator to fully fund the pension obligation related to past service of employees. Consequently, we eliminated our existing pension reserve of approximately $1.2 million and recorded a curtailment loss of approximately $0.1 million in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The funding of the pension obligation was accounted for as a settlement under SFAS 88. No unrealized gains or losses existed at the time of the settlement. Under a separate agreement, we created a defined contribution plan with the other plan administrator to cover future service of employees. During 2005, we made periodic payments into this plan, which were not significant.

13.    Restructuring Costs

In the second quarter of 2003, we entered into an agreement to sell MHDC to the Micronas Group. See Note 3. The agreement stipulated that the Micronas Group would assume the ongoing operations and certain related financial obligations. As a result of the transaction, we recorded a gain of approximately $1.6 million, which is included as a reduction of restructuring expense. As a result of this sale, we reduced payroll by 23 employees.

As a result of the sale of assets to TFS described in Note 3, we reduced our payroll by approximately 1,000 employees and charged restructuring costs $1.4 million in the first quarter of 2003. The restructuring costs included $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for other transaction costs and $0.1 million for the loss on the disposal of the assets.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Charges incurred during 2004 were the result of restructuring actions described above. No restructuring charges were recorded in 2005.

The following table summarizes the restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs	Total
Balance at December 31, 2003	149	53	—	202
Provision	49	73	26	148
Change in prior estimates	(2)	(41)	—	(43)
Cash payments	(196)	(85)	(26)	(307)

Balance at December 31, 2004	$—	$—	$—	$—

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 8.

14.    Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(0.7) million, $(0.1) million and $7.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2005	2004	2003
North America	$19,513	$23,862	$15,838
Europe	9,837	8,254	10,557
Asia Pacific	27,613	23,327	19,576
Other	28	719	222

Total	$56,991	$56,162	$46,193

During 2005, we derived revenues exceeding 10% of total revenues from shipments to customer locations in the United States, China (including Hong Kong) and Germany. During 2004, we derived revenues exceeding 10% of total revenues from shipments to customer locations in the United States and Taiwan. During 2003, we derived revenues exceeding 10% of total revenues from shipments to customer locations in the United States, Germany and Taiwan.

The locations of property and equipment, net, are summarized below (in thousands):

	December 31,
	2005	2004
North America	$3,139	$3,819
Europe	893	1,107
Asia Pacific	366	610

Total	$4,398	$5,536

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2005	2004	2003
Scientific-Atlanta	22%	16%	*
Asuspower (1)	18%	10%	*
DaimlerChrysler	*	*	15%
World Peace Industrial	—	—	13%

Ten largest customers	74%	63%	60%

*	Less than 10% of net revenue
(1)	Primarily for the benefit of ARRIS in 2005 and ARRIS and Terayon in 2004

15.    Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
Net revenue	$14,972	$16,351	$13,487	$12,181
Cost of revenue	7,529	8,201	5,785	5,815
Gross margin	7,443	8,150	7,702	6,366
Loss from operations	(394)	(242)	(1,127)	(2,413)
Income (loss) before income taxes	345	430	(618)	(1,962)
Net income (loss)	454	357	(597)	(2,005)
Basic income (loss) per Common share	0.01	0.01	(0.01)	(0.04)
Diluted income (loss) per Common share	0.01	0.01	(0.01)	(0.04)

	For the Quarter Ended
Year Ended December 31, 2004	December 31	September 30	June 30	March 31
Net revenue	$15,385	$16,268	$13,470	$11,039
Cost of revenue	8,137	9,460	7,958	5,945
Gross margin	7,248	6,808	5,512	5,094
Income (loss) from operations	340	(4,793)	(7,369)	(7,946)
Income (loss) before income taxes	2,082	(4,454)	16,147	(8,630)
Net income (loss)	2,099	(3,886)	16,046	(8,730)
Basic income (loss) per Common share	0.04	(0.08)	0.31	(0.17)
Diluted income (loss) per Common share	0.04	(0.08)	0.30	(0.17)

The results for the first quarter of 2005 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included a benefit of $0.3 million in selling, general and administrative expense related to the reimbursement of legal expenses from our insurance carriers. The results for the second quarter of 2005 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included a benefit of $0.7 million in cost of revenue related to replacing TFS as our RF subsystem module manufacturing partner as described in Note 2. The results for the third quarter of 2005 did not include $0.4 million in cost of revenue

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

related to previously reserved slow moving inventories that were sold during the quarter and included charges of $0.3 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecast and $0.3 million for various liabilities as a result of several ongoing foreign tax reviews and examinations. The results for the third quarter of 2005 also included a benefit of $0.2 million in selling, general and administrative expenses related to the reimbursement of legal expenses from our insurance carriers. The results from the fourth quarter of 2005 did not include $0.3 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter.

The results for the first quarter of 2004 do not include $0.5 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter. The results for the second quarter of 2004 do not include $1.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter, reflect a $1.4 million charge to recognize liabilities for subcontractor inventories which are were excess to our demand forecasts and reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation. The results for third quarter include a $0.7 million charge to recognize liabilities for subcontractor inventories which are were excess to our demand forecasts offset by $0.4 million in accrual reversals from the resolution of various inventory-related liabilities with a subcontractor. The results from the fourth quarter of 2004 include a $1.5 million benefit from the reimbursement of legal fees by our insurance carriers, $0.5 million benefit from a customs audit and tax refund, and a $0.7 million foreign currency gain.