Form 10-Q
period 2006-03-31
MICROTUNE INC
filed 2006-04-28
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of April 21, 2006, there were approximately 52,903,599 shares of the Registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

March 31, 2006

INDEX

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

All statements in this quarterly report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the impact of new accounting pronouncements related to the expensing of stock options on our future results, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, and our ability to successfully address new markets where competition is intense.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements. In addition to the other information in this quarterly report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Item 1A. Risk Factors” below and in our other filings with the United States Securities and Exchange Commission. We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. These forward-looking statements speak only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as otherwise required by law.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,119	$5,068
Short-term investments	76,781	77,120
Accounts receivable, net	7,047	5,911
Inventories	7,292	7,944
Other current assets	1,551	1,293

Total current assets	96,790	97,336
Property and equipment, net	4,151	4,398
Other assets and deferred charges	1,542	1,587

Total assets	$102,483	$103,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,537	$5,414
Accrued compensation	1,501	1,499
Accrued expenses	1,357	1,651
Deferred revenue	78	8

Total current liabilities	6,473	8,572
Other non-current liabilities	56	54
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares— 52,855 and 52,761, respectively	53	53
Additional paid-in capital	440,686	439,163
Unearned stock compensation	—	(8)
Accumulated other comprehensive loss	(1,002)	(1,013)
Accumulated deficit	(343,783)	(343,500)

Total stockholders’ equity	95,954	94,695

Total liabilities and stockholders’ equity	$102,483	$103,321

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenue	$15,525	$12,181
Cost of revenue	7,402	5,815

Gross margin	8,123	6,366
Operating expenses:
Research and development	4,714	4,003
Selling, general and administrative	4,651	4,102
Amortization of intangible assets	—	674

Total operating expenses	9,365	8,779

Loss from operations	(1,242)	(2,413)
Other income (expense):
Interest income	903	505
Foreign currency gains (losses), net	59	(110)
Other	27	56

Loss before provision for income taxes	(253)	(1,962)
Income tax expense	30	43

Net loss	$(283)	$(2,005)

Basic and diluted net loss per common share	$(0.01)	$(0.04)

Weighted-average common shares used in computing basic and diluted loss per common share	52,813	51,977

See accompanying notes.

Net loss for the first quarter of 2006 included stock-based compensation expense under SFAS No. 123(R) of approximately $1.4 million. See Note 1.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(283)	$(2,005)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	375	514
Amortization of intangible assets	—	674
Foreign currency (gains) losses, net	(59)	110
Stock-based compensation	1,369	18
Gain on sale of assets	—	(49)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,136)	(504)
Inventories	652	875
Other assets	(213)	(1,596)
Accounts payable	(1,877)	(1,282)
Accrued expenses	(224)	(828)
Accrued compensation	2	(119)
Other liabilities	2	1

Net cash used in operating activities	(1,392)	(4,191)
Investing activities:
Purchases of property and equipment	(128)	(273)
Proceeds from sale of assets	—	51
Proceeds from sale of available-for-sale investments	20,350	7,500
Purchase of available-for-sale investments	(20,000)	(25,000)

Net cash provided by (used in) investing activities	222	(17,722)
Financing activities:
Proceeds from issuance of common stock	162	76

Net cash provided by financing activities	162	76
Effect of foreign currency exchange rate changes on cash	59	(110)

Net decrease in cash and cash equivalents	(949)	(21,947)
Cash and cash equivalents at beginning of period	5,068	34,515

Cash and cash equivalents at end of period	$4,119	$12,568

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

General

The accompanying unaudited financial statements as of and for the first quarter of 2006 and 2005 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2006 and 2005 have been made. Results of operations for the first quarter of 2006 and 2005 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital TV and automotive electronics markets characterized by intense competition and rapidly changing technology, on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution and on the successful development and marketing of new products in new and existing markets. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See “Item 1A. Risk Factors” below.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At March 31, 2006, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, included $70.2 million of available-for-sale investments and $6.6 million of held-to-maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At March 31, 2006, we held no long-term investments. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At March 31, 2006, the unamortized discounts on our investments were insignificant.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the first quarter of 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of March 31, 2006 and December 31, 2005.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the first quarter of 2006 and 2005 was a charge (benefit) to cost of revenue of approximately $(0.3) million and $0.1 million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and customer base, have been recorded as the result of our business or asset acquisitions. During the first quarter of 2005, the remaining unamortized intangible assets were being amortized on the straight-line basis over 3 years. Amortization expense on intangible assets was $0.7 million for the first quarter of 2005. No amortization expense was recorded in the first quarter of 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2006 and December 31, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.5 million and $0.2 million, respectively. All of the revenue deferred at December 31, 2005 was recognized during the first quarter of 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the first quarter of 2006 and 2005, we recognized 3% and 6%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of March 31, 2006 and December 31, 2005.

We grant limited stock rotation rights to certain distributors for qualifying product in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

Research and Development Costs

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred as our current process for developing our products is essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on the development of our next generation of RF products.

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers were included in cost of revenue.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Foreign currency gains (losses), net were $0.1 million and $(0.1) million during the first quarter of 2006 and 2005, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2006 and December 31, 2005.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock subject to repurchase rights and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the first quarter of 2006 and 2005.

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	March 31,
	2006	2005
Stock options	9,352	6,777
Employee stock purchase plan	113	154

Total anti-dilutive securities excluded	9,465	6,931

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2006 was $1.4 million, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the first quarter of 2005 was insignificant. See Note 8.

Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operating losses, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) at March 31, 2006 includes foreign currency translation adjustments of $1.0 million and unrealized gains or losses on investments.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At March 31, 2006, approximately 55% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During the first quarter of 2006 and 2005, charges to write off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of March 31, 2006.

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

Our future cash commitments are primarily for long-term facility leases. See Note 7.

2. Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics, a leading provider of electronics manufacturing services in the Philippines. Ionics replaced Three-Five Systems (TFS) as our RF subsystem module manufacturing partner. The significant terms of the agreement are:

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

3. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Gross accounts receivable	$7,328	$6,143
Deferred revenue	(281)	(232)

Accounts receivable, net	$7,047	$5,911

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Finished goods	$4,069	$4,768
Work-in-process	3,161	3,131
Raw materials	62	45

Total inventory	$7,292	$7,944

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued non-cancelable inventory purchase obligations	$381	$359
Other	976	1,292

Total accrued expenses	$1,357	$1,651

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 7. The accrued expenses are expected to be paid during the next twelve months.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

6. Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $166.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the first quarter of 2006 and 2005, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates. The provision for taxes during the first quarter of 2006 and 2005 consists of foreign income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During the third quarter of 2005, we recorded a provision for income taxes of approximately $0.1 million as a result of several ongoing foreign reviews and examinations. These foreign reviews and examinations were fully resolved and all tax liabilities were paid during the fourth quarter of 2005 and first quarter of 2006. The tax liabilities paid differed from the previously recorded provision by an insignificant amount. We have an ongoing review and examination in Germany in the ordinary course of business relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. We are in the early stages of this review and examination, believe that we have reasonable arguments for all income tax issues raised by the tax authorities and have not received a preliminary notification of any potential income tax liability. At March 31, 2006, we have not recorded a liability relating to this review and examination as no amount can be deemed probable based on information currently known to us. The outcome of this ongoing foreign review and examination is uncertain and the final resolution of the remaining income tax issues that have been raised as a result of this review and examination could have a material adverse impact on our financial position or future results of operations. To estimate the potential financial impact from an unfavorable outcome relating to this review and examination, we considered several compromise scenarios that could result if some or all of our arguments fail. As such, we estimate the potential liability to range from no liability to $2.3 million.

7. Commitments and Contingencies

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of March 31, 2006 are as follows (in thousands):

Year Ending December 31,
2006	$849
2007	901
2008	854
2009	850
2010	850
Thereafter	6,550

$10,854

Rent expense for the first quarter of 2006 and 2005 was $0.3 million and $0.3 million, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Purchase Commitments

As of April 21, 2006, we had approximately $11.7 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our product of a third party’s intellectual property. As of March 31, 2006, we are unaware of any such claims by any of our customers.

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

Intellectual Property Litigation

From January 24, 2001 until June 13, 2004, Microtune and Broadcom Corporation were adverse parties in numerous litigation proceedings that related to patent infringement and anti-trust litigation. These proceedings were all dismissed under the terms of a settlement entered into on June 13, 2004. See our 2005 Annual Report on Form 10-K for a description of these proceedings and the settlement.

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of our U.S. Patent No. 5,737,035 (‘035 patent) that were previously determined to be valid by a U.S. federal court. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 claims undergoing re-examination, confirming certain claims of the ‘035 patent and rejecting others. We responded to the examiner presenting our arguments that these rejected claims were patentable and should be confirmed. On June 20, 2005, the USPTO examiner issued a final office action, confirming certain claims of the ‘035 patent and rejecting others. On August 22, 2005, we submitted a response to the June final office action. On November 14, 2005, the USPTO removed the finality of the June office action and on January 23, 2006, the USPTO issued a replacement final office action. We responded to the USPTO and on April 11, 2006, the USPTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” indicating that the USPTO would issue a re-examination certificate terminating the re-examination proceedings.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except to the extent the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as Microtune. On September 1, 2005, the Court finalized its preliminary approval of the settlement. A hearing to consider final approval of the settlement was held on April 24, 2006 and the Court has not determined at this time whether to approve the settlement.

8. Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per Right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On March 31, 2006, 52,854,599 rights were outstanding.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors or designated committee establishes the terms of each option granted under the 1996 Stock Option Plan. The stock options granted under this plan generally vest over 4 to 5 years and have a maximum contractual life of 10 years. At March 31, 2006, we had no options available for grant and 757,337 options granted and unexercised under the 1996 Stock Option Plan. At March 31, 2006, we had reserved 757,337 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

In August 2000, we adopted the 2000 Stock Plan. The 2000 Plan provides for incentive stock options and nonqualified stock options to be granted to key employees and consultants. Our Board of Directors or designated committee establishes the terms of each option granted under the 2000 Stock Plan. The stock options granted under this plan generally vest over 3 to 5 years and have a maximum contractual life of 10 years. At March 31, 2006, we had 3,281,824 options available for grant and 8,219,627 options granted and unexercised under the 2000 Plan. At March 31, 2006, we had reserved 11,501,451 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. The stock options granted under this plan generally vest over 2 to 3 years and have a maximum contractual life of 10 years. At March 31, 2006, we had 561,000 options available for grant and 317,750 options granted and unexercised under the Directors’ Stock Option Plan. At March 31, 2006, we had reserved 878,750 shares of common stock for issuance upon exercise of options granted pursuant to the Directors’ Stock Option Plan.

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. The stock options granted under this plan generally vest over 4 years and have a maximum contractual life of 10 years. At March 31, 2006, we had no options available for grant and 57,650 options granted and unexercised under the Transilica Stock Option Plan. At March 31, 2006, we had reserved 57,650 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

A summary of our stock option activity and related information for the year ended December 31, 2005 and the first quarter of 2006 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2004	6,726,862	$2.94
Granted	3,298,260	3.94
Exercised	(519,316)	1.96
Canceled	(251,903)	3.63

Balance at December 31, 2005	9,253,903	$3.33
Granted	259,500	5.39
Exercised	(93,572)	1.73
Canceled	(67,467)	3.32

Balance at March 31, 2006	9,352,364	$3.40

The total intrinsic value of options exercised during the first quarter of 2006 was approximately $0.3 million. During the first quarter of 2006, there were no significant grants to non-employees.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

The following presents certain information about outstanding stock options at March 31, 2006 (in thousands, except years and per share data):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.13 -$ 0.20	28,167	1.5	$0.14	$143	28,167	$0.14	$143
$ 0.38 -$ 0.88	629,635	3.6	0.81	2,777	629,635	0.81	2,777
$ 1.25 -$ 1.85	163,253	5.5	1.53	602	122,051	1.52	452
$ 1.94 -$ 2.85	3,321,384	7.4	2.46	9,167	2,111,694	2.45	5,849
$ 2.92 -$ 4.35	3,431,334	9.0	3.77	4,975	377,906	3.44	673
$ 4.47 -$ 6.60	1,604,424	8.4	4.86	578	425,007	4.75	200
$ 7.75 -$10.40	65,067	5.2	9.30	—	65,067	9.30	—
$12.35 -$15.45	106,100	5.3	13.81	—	95,717	13.95	—
$26.52 -$37.88	3,000	4.6	28.41	—	3,000	28.41	—

$ 0.13 -$37.88	9,352,364	7.8	$3.40	$18,242	3,858,244	$2.91	$10,094

The aggregate intrinsic value in the table above is based on the closing price of our common stock of $5.22 as of March 31, 2006.

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase our common stock at 85% of the lower of the fair market value of the common stock at the beginning or end of each successive six-month offering period or their lowest respective purchase price under the plan’s two-year lookback feature. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R):

	Three Months Ended March 31,
	2006	2005
Cost of revenue	$10	$—

Research and development	540	—
Selling, general and administrative	815	—

Total stock-based compensation expense included in operating expenses	$1,355	—

Total stock-based compensation expense	$1,365	$—

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for the first quarter of 2005 (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net loss, as reported for prior periods (1)	N/A	$(2,005)
Add stock compensation expense recorded under the intrinsic value method	N/A	18
Less stock-based compensation expense computed under the fair value method (2)		(1,385)

Net loss, including the effect of stock-based compensation expense (3)	$(283)	$(3,372)

Basic and diluted loss per common share, as reported in prior periods (1)	N/A	$(0.06)

Basic and diluted loss per common share, including the effect of stock-based compensation expense (3)	$(0.01)	$(0.06)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

The weighted-average estimated value of the stock options granted during the first quarter of 2006 was approximately $3.15 per share, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Expected volatility	65.0%
Risk-free interest rate	4.6%
Expected dividends	0.0%
Expected term (years)	5.0

The expected volatility assumption was based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the fair market value of our common stock. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms greater than 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility.

The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was based upon historical employee exercise behavior and expected employee turnover.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights existing under this plan during the first quarter of 2006 was $1.96. During the first quarter of 2006, we recognized approx. $0.1 million of stock-based compensation expense as a result of this plan.

At March 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $9.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

9. Geographic Information and Significant Customers

Our corporate headquarters and principal design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $0.6 million and $0.2 million for the first quarter of 2006 and 2005, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2006	2005
North America	$5,763	$5,375
Europe	2,833	2,182
Asia Pacific	6,928	4,595
Other	1	29

Total	$15,525	$12,181

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2006	2005
Scientific-Atlanta (a Cisco company)(1)	23%	26%
Asuspower/Asustek(2)	12%	11%
Ten largest customers(3)	71%	72%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco in the first quarter of 2006. Net revenue in the first quarter of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the first quarter of 2006, and primarily for the benefit of ARRIS and Terayon in the first quarter of 2005
(3)	Includes respective manufacturing subcontractors

The locations of property and equipment are summarized below (in thousands):

	March 31, 2006	December 31, 2005
North America	$2,992	$3,139
Europe	855	893
Asia Pacific	304	366

Total	$4,151	$4,398

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements in this quarterly report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the impact of new accounting pronouncements related to the expensing of stock options on our future results, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, and our ability to successfully address new markets where competition is intense.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements. In addition to the other information in this quarterly report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the caption “Item 1A. Risk Factors” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. These forward-looking statements speak only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as otherwise required by law.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3. This section should also be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Item 1.

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

We operate Microtune as a single business unit or reportable operating segment. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase product from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market. In these cases, we are not always able to accurately associate revenue with a market.

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

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers (cable) within the cable, digital TV and automotive markets. The devices or applications that our customers produce include cable TV set-top boxes; cable high-speed data modems; cable high-speed voice modems enabling cable-based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including HDTVs; PC/TV multimedia products; and mobile TVs. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenues are generated through the efforts of our sales organization. However, we generated approximately 16% and 8% of our net revenue from sales made through distributors in the first quarter of 2006 and 2005, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•	Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess and obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. The significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing cost efficiencies and inefficiencies; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventories. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is expected to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely average selling price trends and the components of cost of revenue. The average selling price of our tuner ICs ranges generally from $2 to $3. The average selling price of our subsystem module products ranges generally from $6 to $25. Throughout the remainder of 2006, we expect the average selling price of our products to slightly decrease, which could have a material adverse impact on our financial condition and results of operations.

•	Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. Beginning January 1, 2006, stock-based compensation is recorded in operating expenses in accordance with SFAS No. 123(R) and will result in a material charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

•	Other Income and Expenses: We analyze the individual components of other income and expense. We also analyze interest income and the rate of return earned on our cash and cash equivalents and short-term and long-term investments.

•	Liquidity and Cash Flows: Our cash flows are primarily driven by our net income. The primary source of our liquidity is our cash and cash equivalents and short-term investments. From period to period, we experience fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and shares purchased under our employee stock purchase program.

•	Balance Sheet: We view cash and cash equivalents, short-term and long-term investments, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective-transition method. The adoption of SFAS No. 123(R) had a significant negative impact on our operating results in the first quarter of 2006 and is expected to have a significant negative impact on future periods. The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for the first quarter of 2005 (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net loss, as reported for prior periods (1)	N/A	$(2,005)
Add stock compensation expense recorded under the intrinsic value method	N/A	18
Less stock-based compensation expense computed under the fair value method (2)		(1,385)

Net loss, including the effect of stock-based compensation expense (3)	$(283)	$(3,372)

Basic and diluted loss per common share, as reported in prior periods (1)	N/A	$(0.06)

Basic and diluted loss per common share, including the effect of stock-based compensation expense (3)	$(0.01)	$(0.06)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2006	2005
Net revenue	100%	100%
Cost of revenue	48	48

Gross margin	52	52
Operating expenses:
Research and development	30	33
Selling, general and administrative	30	34
Amortization of intangible assets	—	5

Total operating expenses	60	72

Loss from operations	(8)	(20)
Other income (expense)	6	4

Loss before provision for income taxes	(2)	(16)
Income tax expense	—	—

Net loss	(2)%	(16)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net Revenue

The following table presents net revenue from each of our product types in the first quarter of 2006 as compared to the first quarter of 2005:

	Three Months Ended March 31,
	2006	2005	Change	% Change
Silicon	$11,401	$8,395	$3,006	35.8%
Modules	3,818	3,664	154	4.2
Other	306	122	184	150.8

Total	$15,525	$12,181	$3,344	27.5%

The increase in net revenue in the first quarter of 2006 as compared to the first quarter of 2005 is primarily the result of increased shipments of silicon tuner and amplifier products for cable and digital TV markets, partially offset by decreased shipments of module products for cable and digital TV markets and decreased shipments of silicon upconverter products for cable markets. In addition, the increase in net revenue in the first quarter of 2006 is the result of increased shipments for automotive markets. Silicon tuner unit shipments increased approximately 41% from the first quarter of 2005 to the first quarter of 2006, primarily in cable and digital TV markets and module unit shipments increased by approximately 8%. We expect net revenues to grow approximately 15 to 20% in 2006, primarily due to design wins in the cable and digital TV markets and growth from existing designs.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2006	2005
Scientific-Atlanta (a Cisco company)(1)	23%	26%
Asuspower/Asustek(2)	12%	11%

Ten largest customers(3)	71%	72%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco in the first quarter of 2006. Net revenue in the first quarter of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the first quarter of 2006, and primarily for the benefit of ARRIS and Terayon in the first quarter of 2005
(3)	Includes respective manufacturing subcontractors

In the first quarter of 2006 and 2005, we recognized 3% and 6%, respectively, of our net revenue upon receipt of payment.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the first quarter of 2006 as compared to the first quarter of 2005:

	Three Months Ended March 31,
	2006	2005	Change	% Change
Cost of Revenue	$7,402	$5,815	$1,587	27.3%

Gross Margin	8,123	6,366	1,757	27.6
Gross Margin %	52.3%	52.3%	0.0 pts.

Gross margin increased in the first quarter of 2006 as compared to the first quarter of 2005 primarily due to an approximate $3.3 million increase in net revenue. Gross margin percentage in the first quarter of 2006 as compared to the first quarter of 2005 was positively impacted by increased revenue from our silicon products as a percentage of net revenue, which generally have a higher gross margin percentage compared to the mix of products sold in the first quarter of 2005, and increased revenue relating to inventory which had previously been written-off as excess. In contrast, gross margin in the first quarter of 2006 as compared to the first quarter of 2005 was negatively impacted by decreased shipments of silicon upconverter products for cable markets, which have a higher gross margin percentage compared to silicon tuner products, and increased shipments of silicon amplifiers, which have a lower gross margin percentage compared to other products. We expect our gross margin percentage to decrease in 2006 due to slight decreases in average selling prices in all products in the ordinary course of business.

Our cost of revenue for the first quarter of 2006 and 2005 did not include approximately $0.4 million and $0.2 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowances for the first quarter of 2006 and 2005 was a charge (benefit) to cost of revenue of approximately $(0.3) million and $0.1 million, respectively.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (R) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R):

	Three Months Ended March 31,
	2006	2005
Cost of revenue	$10	$—

Research and development	540	—
Selling, general and administrative	815	—

Total stock-based compensation expense included in operating expenses	$1,355	—

Total stock-based compensation expense	$1,365	$—

Operating Expenses

The following table presents operating expenses for the first quarter of 2006 as compared to the first quarter of 2005:

	Three Months Ended March 31,
	2006	2005	Change	% Change
Research and development	$4,714	$4,003	$711	17.8%
Selling, general and administrative	4,651	4,102	549	13.4
Amortization on intangibles	—	674	(674)	(100.0)

Total	$9,365	$8,779	$586	6.7%

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

The increase in research and development expenses in the first quarter of 2006 as compared to the first quarter of 2005 is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and stock-based compensation expense, partially offset by a decrease in prototyping expenses for new silicon projects due to the timing of expenditures and a decrease in depreciation expense. Stock-based compensation expense related to research and development was approximately $0.5 million in the first quarter of 2006 and insignificant in the first quarter of 2005. We expect research and development expenses to increase in 2006 as we intend to increase the number of RF IC and systems technical personnel.

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

Selling, General and Administrative

Selling, general and administrative expenses include our personnel-related expenses for administrative, finance, human resources, sales and marketing, information technology and legal departments, and include expenditures related to legal, public relations and financial advisors. These expenses also include promotional and marketing costs, sales commissions and provisions for doubtful accounts.

The increase in selling, general and administrative expenses in the first quarter of 2006 as compared to the first quarter of 2005 is primarily due to an increase in stock-based compensation expense, partially offset by a decrease in legal expenses, personnel-related expenses, directors’ and officers’ insurance expense and other insurance expenses. Stock-based compensation expense related to selling, general and administrative was $0.8 million in the first quarter of 2006 and insignificant in the first quarter of 2005. Directors’ and officers’ insurance expense decreased as a result of a reduced annual premium effective September 2005. The results in the first quarter of 2005 include an approximate $0.3 million reimbursement of legal expenses from our insurance carriers related to our securities and derivative litigation. See Part II. Item 1. “Legal Proceedings.” We expect selling, general and administrative expenses to increase slightly in 2006 in various expense categories driven by higher anticipated net revenue.

Amortization of Intangible Assets

In the first quarter of 2005, amortization of intangible assets resulted principally from our acquired patents. Our intangible assets were fully amortized as of September 30, 2005.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for the first quarter of 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	Change	% Change
Interest income	$903	$505	$398	78.8%
Foreign currency gains (losses), net	59	(110)	169	(153.6)
Other	27	56	(29)	(51.8)

Total	$989	$451	$538	119.3%

The increase in interest income in the first quarter of 2006 as compared to the first quarter of 2005 is primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents our provision for income taxes for the first quarter of 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	Change	% Change
Income tax expense	$30	$43	$(13)	(30.2)%

Effective tax rate	(11.9)%	(2.2)%	(9.7) pts.

In the first quarter of 2006 and 2005, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates. The provision for taxes during first quarter of 2006 and 2005 consists of foreign income taxes.

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2006 and December 31, 2005.

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

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During the third quarter of 2005, we recorded a provision for income taxes of approximately $0.1 million as a result of several ongoing foreign reviews and examinations. These foreign reviews and examinations were fully resolved and all tax liabilities were paid during the fourth quarter of 2005 and first quarter of 2006. The tax liabilities paid differed from the previously recorded provision by an insignificant amount. We have an ongoing review and examination in Germany in the ordinary course of business relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. We are in the early stages of this review and examination, believe that we have reasonable arguments for all income tax issues raised by the tax authorities and have not received a preliminary notification of any potential income tax liability. At March 31, 2006, we have not recorded a liability relating to this review and examination as no amount can be deemed probable based on information currently known to us. The outcome of this ongoing foreign review and examination is uncertain and the final resolution of the remaining income tax issues that have been raised as a result of this review and examination could have a material adverse impact on our financial position or future results of operations. To estimate the potential financial impact from an unfavorable outcome relating to this review and examination, we considered several compromise scenarios that could result if some or all of our arguments fail. As such, we estimate the potential liability to range from no liability to $2.3 million.

Net Income (Loss)

The following table presents our net income (loss) for the first quarter of 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	Change	% Change
Net income (loss)	$(283)	$(2,005)	$1,722	85.9%
Percent of net revenue	(1.8)%	(16.5)%	14.7 pts.

The decrease in net loss in the first quarter of 2006 as compared to the first quarter of 2005 was primarily the result of an increase in net revenue, which resulted in an increase of $1.8 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses due to stock-based compensation expense as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $343.8 million as of March 31, 2006. Our operating history and our business risks, including those risks set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. and under the caption “Risk Factors” in Part II, Item 1A., make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first quarter of 2006 and 2005 and at March 31, 2006 and December 31, 2005:

	Three Months Ended March 31,
	2006	2005	Change	% Change
Operating cash flows	$(1,392)	$(4,191)	$2,799	(66.8)%
Investing cash flows	222	(17,722)	17,944	(101.3)
Financing cash flows	162	76	86	113.2

Capital expenditures	128	273	(145)	(53.1)

Days sales outstanding in accounts receivable	41	46	(5)	(10.9)
Inventory turns	4.1	3.7	0.4	10.8

	March 31, 2006	December 31, 2005	Change	% Change
Cash and cash equivalents	$4,119	$5,068	$(949)	(18.7)%
Short-term investments	76,781	77,120	(339)	(0.4)

Total	$80,900	$82,188	$(1,288)	(1.6)%

Accounts receivable, net	7,047	5,911	1,136	19.2
Inventories	7,292	7,944	(652)	(8.2)
Working capital	90,317	88,764	1,553	1.8

The decrease in cash used by operating activities resulted primarily from improved cash operating results and lower negative working capital changes in other assets and accrued expenses, partially offset by working capital changes in accounts receivable and accounts payable due to the timing of cash receipts and disbursements. Cash operating results improved in the first quarter of 2006 as compared to the first quarter of 2005 due to increased revenues, reduced cash operating expenses and increased interest income as described above.

In the first quarter of 2006, our primary source of cash from investing activities was the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments to achieve higher returns on our investments. Our primary use of cash from investing activities in the first quarter of 2005 was the purchase of available-for-sale investments.

In the first quarter of 2006 and 2005, our primary source of cash for financing activities was the exercise of employee stock options.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At March 31, 2006, the unamortized discounts on our investments were insignificant. In the aggregate, our cash, cash equivalents and short-term investments declined by approximately $1.3 million during the first quarter of 2006 as a result of changes in working capital. We currently have no long-term debt. See Note 1 of Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and foreign locations. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of March 31, 2006 are as follows (in thousands):

Year Ending December 31,
2006	$849
2007	901
2008	854
2009	850
2010	850
Thereafter	6,550

$10,854

Rent expense for the first quarter of 2006 and 2005 was $0.3 million and $0.3 million, respectively.

Purchase Commitments

As of April 21, 2006, we had approximately $11.7 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our product of a third party’s intellectual property. As of March 31, 2006, we are unaware of any such claims by any of our customers.

See Note 7 of Notes to Unaudited Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1 of Notes to Unaudited Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2006 and December 31, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.5 million and $0.2 million, respectively. All of the revenue deferred at December 31, 2005 was recognized during the first quarter of 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the first quarter of 2006 and 2005, we recognized 3% and 6%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of March 31, 2006 and December 31, 2005.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the first quarter of 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of March 31, 2006 and December 31, 2005.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the first quarter of 2006 and 2005 was a charge (benefit) to cost of revenue of approximately $(0.3) million and $0.1 million, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2006 and December 31, 2005.

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $166.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2006 was $1.4 million, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the first quarter of 2005 was insignificant.

Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operation losses, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2006.

At March 31, 2006, we have five stock-based compensation plans covering employees and directors, including four stock option plans and our employee stock purchase plan. During the first quarter of 2006, we granted our employees approximately 260,000 stock options with exercise prices ranging from $4.77 to $5.72 per share. The stock options generally vest over the following three to five years. The weighted-average estimated value of the stock options granted during the first quarter of 2006 was $3.15 per share, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Expected volatility	65.0%
Risk-free interest rate	4.6%
Expected dividends	0.0%
Expected term (years)	5.0

The expected volatility assumption was based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the fair market value of our common stock. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms greater than 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility.

The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was based upon historical employee exercise behavior and expected employee turnover.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights existing under this plan during the first quarter of 2006 was $1.96. During the first quarter of 2006, we recognized approx. $0.1 million of stock-based compensation expense as a result of this plan.

At March 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $9.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 7 of Notes to Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Our lease for our Germany facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

OTHER FINANCIAL INFORMATION

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II .

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our success depends on the growth of the cable, digital TV and automotive markets generally and the demand for RF products within these markets specifically.

We derive a substantial portion of our revenue from sales of RF products into markets related to cable, digital TV and automotive applications or devices. These markets are characterized by:

•	intense competition;

•	rapid technological change;

•	long design cycles with design windows open intermittently; and

•	short product life cycles, especially in the PC and consumer electronics markets.

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

Examples of market-specific risks affecting the mobile TV market segment include:

•	the risk that the mobile TV market segment may develop more slowly than expected or not develop at all;

•	the risk that we will fail to achieve or continue to achieve design wins with major cell phone manufacturers;

•	the risk that we will fail to effectively partner with strategic demodulator partners who are necessary to effectively market our products and secure design wins with major cell phone manufacturers or that even if we are initially successful in partnering with such strategic demodulator partners, that they will develop or market their own tuner, system-in-package (SIP) or system-on-chip (SOC) mobile TV solutions rather than continuing to market our joint solution;

•	the risk that other companies with more focused engineering efforts will compete effectively against us;

•	the risk that we may overallocate our engineering resources to the development of mobile TV products, only to fail to penetrate this market segment and consequently, harm other areas of our product development;

•	the risk that even if we are successful initially, we may have difficulty sustaining our market position as the mobile TV market segment will likely be highly competitive with extreme pricing pressure and price erosion;

•	the risk that solutions that integrate the tuner and demodulator on one chip (SOC) or in one package (SIP) will be more compelling to potential customers than our discrete silicon tuner solutions;

•	the risk that SIP or SOC solutions will be adopted as the preferred implementation by mobile phone manufacturers and we will fail to successfully partner with a demodulator manufacturer to support a SIP or SOC solution;

•	the risk that tuners fabricated in CMOS to enable or to aid integration with the CMOS demodulator in a SIP or SOC solution will be favored over our tuner solutions fabricated in SiGe; and

•	the risk that mobile TV broadcasting formats other than DVB-H, such as MediaFLO™, that our products do not currently support will gain greater acceptance than DVB-H and possibly become the universally adopted standard in the mobile TV market segment.

To the extent our efforts to penetrate the mobile TV market segment are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business prospects, financial condition and results of operations.

Market-specific risks affecting the television, digital TV set-top converter box and television peripheral market segment of the digital TV market could impair our ability to compete successfully in that market.

The market for digital TV applications in televisions, digital TV set-top converter boxes and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting this market segment include:

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will continue to be used by OEMs and will be viewed as more attractive by our current and potential customers;

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that the suppliers of module tuners who currently sell tuners to television manufacturers that we are currently targeting with our silicon tuners, may dramatically lower their prices (including to levels below their costs) in order to protect their existing relationships, thereby making our silicon tuners undesirable from an economic standpoint;

•	the risk that we will be unable to develop silicon tuners that meet the performance requirements of our customers;

•	risks related to systems integration and other risks, including the timing of open design windows, inherent in the highly complex design-in process of the products designed to address this market;

•	the risk that we will not be able to finalize the highly complex design-in process for a particular customer application during the narrow customer design window;

•	the risk that module products implementing our silicon tuners will not be selected by potential end customers due to the economics of the entire module solution where other components are unattractively priced;

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs; and

•	the risk that an influx of entrants into the digital TV market due to a faster than expected transition to all digital will accelerate average selling price erosion.

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

If we do not complete our design-in activities before a customer’s design window closes, we will lose the design opportunity which could have a material adverse impact on our business, results of operations and future prospects.

The timing of our design-in activities with key customers and prospective customers may not align with their open design windows, which may or may not be known to us, making design win predictions more difficult and substantially delaying revenue growth from certain target customers. It may be difficult for us to determine our customer’s design window timing. If we miss a particular customer’s design window, we may be forced to wait an entire year or even longer for the next opportunity to compete for the customer’s next design. Because the timing of our design-in activities with key customers and prospective customers are not always aligned with these customers’ open design windows, it is extremely difficult for us to make design win predictions. Any failure to complete a design-in during a customer’s design window may substantially delay revenue growth from certain target customers and markets, which could have a material adverse effect on our business, results of operations and future prospects.

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

The markets in which we compete are intensely competitive and we cannot assure you that we will be able to compete successfully against current or new competitors. This competition has resulted and may continue to result in declining average selling prices for our RF products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable, digital TV and automotive markets. We compete primarily with Alps, Anadigics, Broadcom, DiBcom, Freescale, LG Innotek, Mitsumi, Panasonic, Philips Electronics, RF Magic, Samsung Electro-Mechanics, Sanshin, Sanyo, Sharp, Siano, Texas Instruments, Thomson, Xceive and Xuguang. Average selling prices for products offered by competitor tuner module manufacturers continue to erode substantially, causing our silicon product offerings to be less attractive to potential customers and further limiting our design win opportunities, especially in the digital TV market.

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

Our current principal demodulator partners are Texas Instruments in the cable modem market, ATI Technologies in the ATSC market and ST Microelectronics in the DVB- T and DVB-C markets. Our tuners are frequently used with demodulators from other companies not considered a principal demodulator partner. In the mobile TV market, our tuner is currently marketed with a DiBcom demodulator; however, DiBcom has recently announced its plans to offer a SIP solution, incorporating its own internally developed RF silicon tuner. Texas Instruments is currently offering its own single chip integrated tuner and demodulator, the Hollywood chip, which will compete directly with our mobile TV tuner products and our joint solutions offered with our demodulator partners.

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

Any success we may have in the future, including our ability to grow and support future customers, will depend to a significant degree upon the continued service of our personnel, particularly our key personnel and executive management. The members of our executive management team are not generally parties to employment agreements with Microtune. The loss of one or more members of our executive management team or other key personnel could have an adverse effect on our operations.

Our future success also depends on our ability to attract, retain and motivate qualified personnel with experience in RF engineering, integrated circuit design and software and technical marketing and support. We are extremely dependent on certain key engineering personnel. Should we lose one or more of these key engineering personnel, it would have a material adverse effect on our ability to design our products and support our customers.

Additionally, if we do not meet our hiring targets, we may be unable to support our key prospective customers and we may lose the ability to enter large emerging markets, resulting in a material adverse effect on our future prospects.

We rely heavily upon equity compensation incentives, such as options to purchase our common stock to attract, retain and motivate such personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer.

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the relative attractiveness and effectiveness of our stock options as a recruiting and retention tool. In the past, our common stock price has been substantially higher than currently prevailing prices. Any future poor operating performance we experience may cause the price of our common stock to decline from current levels. In addition, due to the recent issuance of SFAS No. 123(R), Share-Based Payment, requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements, we may change our strategy for compensating employees. A lower market price of our common stock, along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

Additionally, we may have to explore the possibility of opening design centers in locations where attractive candidates prefer to live. We opened a design center in Plantation, Florida in February 2006 in order to acquire additional engineering talent.

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

Our quarterly results of operations have fluctuated significantly in the past and we expect such results to fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors may include:

•	the timing, cancellation and rescheduling of significant customer orders;

•	the ability of our customers to procure the other necessary components for their end-products that utilize our products in order to conduct their operations;

•	pricing concessions on volume sales to particular customers for established time frames and our ability to respond to general downward pressure on the average selling prices of our products;

•	cyclical or seasonal slowdowns and general downturns in customer demand or related industry-wide increases in inventories;

•	our ability to predict our customers’ demand for our products, manage production and inventory levels in response to product life cycles and other factors and minimize the effects of obsolete or excessive inventory;

•	design wins and changes in our product and customer mix;

•	labor disputes at our subsystem module manufacturer’s facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	problems with our products that result in significant returns;

•	inadequate allocation of wafer, assembly or test capacity for our silicon products by our subcontractors and/or allocation of components used in our module products by our suppliers;

•	inconsistent or non-linear quarterly revenue that may result from our entry into new markets, such as mobile TV, or new consumer products, such as digital TV set-top converter boxes because our customers may have difficulty accurately determining the initial demand for their new products;

•	acts of terrorism or military action occurring anywhere in the world; and

•	acts of God or force majeure.

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

We have historically derived a substantial portion of our revenue from sales to a relatively small number of customers and we expect this trend to continue. The loss of any significant customer would significantly harm our revenue. Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2006	2005
Scientific-Atlanta (a Cisco company)(1)	23%	26%
Asuspower/Asustek(2)	12%	11%

Ten largest customers(3)	71%	72%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco in the first quarter of 2006. Net revenue in the first quarter of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the first quarter of 2006, and primarily for the benefit of ARRIS and Terayon in the first quarter of 2005
(3)	Includes respective manufacturing subcontractors

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

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply products in a timely manner causes the customer to slow down or stop their production. Such penalties could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations. We are also subject to product liability clauses and intellectual property warranty and indemnification provisions in some of our customer contracts, and where we do not have contracts, we are subject to such default provisions in the relevant jurisdiction’s embodiment of the Uniform Commercial Code. Such clauses and warranties require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third-party’s intellectual property. Such penalties or obligations could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America was 63% and 56% for the first quarter of 2006 and 2005, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products which could have a material adverse effect on our financial condition and results of operations.

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

As part of our routine business, we extend credit to customers purchasing our products. At March 31, 2006, approximately 55% of our net accounts receivable were due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

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

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM and X-FAB, outside subcontractors, to produce most of our RF integrated circuit products. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were unable or unwilling to continue manufacturing our integrated circuits, our business would be materially adversely affected. In such an event, we would be required to identify and qualify substitute subcontractors, which would be time consuming and difficult, and may result in unforeseen manufacturing and operational problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM and X-FAB. In addition, the processing of our integrated circuit products are specific to the manufacturing processes of one or the other of our two suppliers and substantial lead-time would be required to move the specific product to the other supplier, if it were possible at all. Further, our customers may limit their purchases from us unless a second manufacturing source is developed, which could impact our sales. We will begin using Jazz Semiconductor as an alternate source in the future for certain of our integrated circuit products; however, there can be no assurance that the establishment of a second manufacturing source would successfully mitigate the risks identified above.

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

Changes in the accounting treatment of share-based payments will adversely affect our results of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. The application of SFAS No. 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2006 was $1.4 million. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

This change in accounting treatment will continue to have a material adverse effect on our reported results of operations and we cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of Notes to Unaudited Consolidated Financial Statements.

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

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, the foreign currency exchange gain was approximately $0.1 million in the first quarter of 2006. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

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

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed against us, certain former executive officers and certain investment banks that served as underwriters of our initial public offering. We have accepted a settlement proposal presented to all issuer defendants and are waiting for final court approval. For additional discussion of this litigation, see Note 7 of Notes to Unaudited Consolidated Financial Statements.

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

ITEM 6. EXHIBITS

Exhibit Number
3.1	(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2	(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1		General Managing Contract between Microtune GmbH & Co. KG and Mr. Barry F. Koch, dated effective May 17, 2000.

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 28, 2006