Form 10-K/A
period 2005-12-31
MICROTUNE INC
filed 2007-01-22
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

FORM 10-K/A

YEAR ENDED DECEMBER 31, 2005

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

All statements in this amended Annual Report on Form 10-K/A, other than statements of historical fact, are forward-looking statements. These forward-looking statements reflect our expectations, estimates and projections about our business and our industry, and reflect our beliefs based upon information available to us and our assumptions as of March 3, 2006, the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2005. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the impact of new accounting pronouncements related to the expensing of stock options on our future results, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, our ability to successfully address new markets where competition is intense, the effect of improvements in our stock option granting practices and our ability to enter into any agreement with the IRS to settle certain issues related to our stock option investigation.

We caution readers that, except as set forth below, the forward-looking statements in this amended Annual Report on Form 10-K/A are predictions based on our expectations about future events as of the original filing date of our Annual Report on Form 10-K for the year ended December 31, 2005 and, therefore, you should not rely on these forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements. In addition to the other information in this amended Annual Report on Form 10-K/A, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth in Item 1A “Risk Factors” and in our other filings with the United States Securities and Exchange Commission, or SEC. We have not updated any forward-looking statements in this amended Annual Report on Form 10-K/A for events occurring after the original filing date except for forward-looking statements related to the Audit Committee’s investigation or the restatement in the sections of this amended Annual Report on Form 10-K/A identified in the “Explanatory Note” below. Please read our reports filed subsequent to the original filing date pursuant to the Securities Exchange Act of 1934, as amended, which update and supersede certain information contained in the original Annual Report on Form 10-K and in this amended Annual Report on Form 10-K/A. We undertake no obligation to update the forward-looking statements in this amended Annual Report on Form 10-K/A.

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and certain related disclosures. This amended Annual Report on Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, which is included in Item 6, “Selected Financial Data,” and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Quarterly Financial Information.” See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for a detailed discussion of the effect of the restatement.

The restatement of the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 from our original Annual Report on Form 10-K reflected in this amended Annual Report on Form 10-K/A includes adjustments arising from the determinations of the Audit Committee of our Board of Directors, which conducted an investigation into our past stock option grant practices, with the assistance of independent legal counsel, independent accounting advisors, and our regular tax advisors, as well as our own internal review relating to these matters.

The financial impact of the Audit Committee’s findings on our consolidated financial statements for the years ended December 31, 1999 through 2006 is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	Total
Category 1: Improper measurement date for stock option grants	$61	$508	$525	$1,169	$3,513	$823	$21	$—	$6,620
Category 2: Modifications to stock option grants	—	—	(7)	(80)	199	244	71	99	526
Category 3: Employee stock purchase plan	—	30	74	16	10	62	—	—	192
Category 4: Stock option grants to non-employees	—	—	5	68	44	153	785	133	1,188

Total stock-based compensation expense	61	538	597	1,173	3,766	1,282	877	232	8,526

Category 5: Related tax liabilities	304	109	141	11	2	7	—	—	574

Total	$365	$647	$738	$1,184	$3,768	$1,289	$877	$232	$9,100

For more information on these matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Audit Committee and Company Findings, Remedial Measures and Related Proceedings,” Item 9A, “Controls and Procedures” and Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

We have not amended and we do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement other than this amended Annual Report on Form 10-K/A and our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 filed contemporaneously herewith. For this reason, the consolidated financial statements and related financial information contained in our previously filed reports should no longer be relied upon. Except for the sections of this amended Annual Report on Form 10-K/A identified below, all of the information in this amended Annual Report on Form 10-K/A is as of December 31, 2005 and does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 3, 2006, and does not modify or update disclosures (including the exhibits to the original Annual Report on Form 10-K, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. Accordingly, this amended Annual Report on Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original Annual Report on Form 10-K, including any amendments to those filings, such as the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Annual Report on Form 10-K. In accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this amended Annual Report on Form 10-K/A sets forth the original Annual Report on Form 10-K in its entirety, as amended to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the original Annual Report on Form 10-K is amended hereby as a result of the restatement:

Part I—	Item 1	—	Business – Technology, Intellectual Property, Research and Development;
Part I—	Item 1A	—	Risk Factors;
Part I—	Item 3	—	Legal Proceedings;
Part II—	Item 5	—	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
Part II—	Item 6	—	Selected Financial Data;
Part II—	Item 7	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II—	Item 8	—	Financial Statements and Supplementary Data;
Part II—	Item 9A	—	Controls and Procedures; and
Part IV—	Item 15	—	Exhibits and Financial Statement Schedules.

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

See Part IV, Item 15, “Exhibits and Financial Statement Schedules” for our patent license agreement with Broadcom Corporation.

Our research and development expenses were $16.5 million, $15.6 million and $24.2 million for 2005, 2004 and 2003, respectively. Of these amounts, stock-based compensation expense comprised $0.5 million, $1.0 million and $2.5 million, respectively. We sponsor the majority of our research and development activities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development expenses. As discussed in Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements, previously reported stock-based compensation expense was adjusted as part of the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and certain related disclosures.

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

Historically, revenues from international markets have represented the majority of our total revenues. See Item IA, “Risk Factors” for a description of this and other risks. See Note 15, “Geographic Information and Significant Customers” to the Notes to Consolidated Financial Statements for a discussion of financial information by geographic area.

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

We closed our manufacturing facility in the Philippines during 2003, where we built almost all our RF Module subsystem solutions, and sold most of the facility’s manufacturing equipment and raw material inventories to Three-Five Systems, Inc (TFS). Simultaneously, we agreed to subcontract the majority our RF Module subsystem manufacturing to TFS. See Note 4, “Acquisitions and Dispositions,” to the Notes to Consolidated Financial Statements. During 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 3, “Subsystem Module Manufacturing Partner,” to the Notes to Consolidated Financial Statements. We are exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. See Item 1A, “Risk Factors.” We also use Katek in Germany to build a small portion of our RF Module products.

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

Digital TV

Our major RF tuner competitors in the digital TV market include Alps, Broadcom, DiBcom, Freescale, LG Innotek, Philips, RF Magic, Samsung Electro-Mechanics, Siano, Texas Instruments, Thomson and Xceive.

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

Except as described below, the risk factors included in this amended Annual Report on Form 10-K/A for the year ended December 31, 2005 have not been updated for information or events occurring after March 3, 2006, the date of filing of our original Annual Report on Form 10-K for the year ended December 31, 2005.

The following risk factor has been added to this amended Annual Report on Form 10-K/A solely to reflect the impact of the restatement described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Audit Committee and Company Findings, Remedial Measures and Related Proceedings,” Item 9A, “Controls and Procedures” and Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements included in this Form 10-K/A:

The matters relating to the investigation by the Audit Committee of our Board of Directors into our stock option granting practices and the restatement of our consolidated financial statements may result in future litigation or regulatory inquiries which could harm our financial results.

On July 27, 2006, we announced that the Audit Committee of our Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the time from our initial public offering in August 2000 through June 2006.

On November 1, 2006, the Audit Committee announced that it had concluded that the actual accounting measurement dates for certain past stock option grants differed from the measurement dates previously used in accounting for such grants. Because, in certain cases, the prices on the previously used measurement dates were lower than the prices on the actual accounting measurement dates, we determined that we should have recognized material amounts of stock-based compensation expense in connection with these transactions. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as well as the unaudited interim financial statements for the first quarter ended March 31, 2006, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on November 1, 2006. In January 2007, we determined to restate our selected consolidated financial data as of and for the years ended December 31, 2000 and 1999.

This review of our historical stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

        Our stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. We cannot assure you that any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business.

We voluntarily contacted the SEC regarding the Audit Committee’s review and our representatives expect to meet with the SEC to discuss the findings of the Audit Committee’s investigation in detail. We intend to cooperate with the SEC in any investigation into these matters.

While we believe that we have made appropriate judgments in determining the correct measurement dates for stock option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grant measurement date errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated by us. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from The NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements” to the Notes to Consolidated Financial Statements for further information.

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

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our terms and conditions (which do not apply to some of our key customers) typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, our terms typically provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers typically are restricted to the number of days they can delay the ship date. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment and to re-

schedule shipments less than 30 days before the expected date of shipment, with little or no penalty. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. However, we place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our business and results of operations. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. Among other things, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. As recently amended, the effective date of SFAS No. 123R is the beginning of the first fiscal year beginning after June 15, 2005, which is January 1, 2006 for calendar year companies, although early adoption is allowed. This change in accounting treatment will have a material adverse effect on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements.

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

We may be unsuccessful in developing non-infringing products or obtaining licenses upon commercially reasonable terms. We may be unable to resolve these problems which could have a material adverse affect on our business, financial condition and results of operations.

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

Public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

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

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed against us, certain former executive officers and certain investment banks that served as underwriters of our initial public offering. We have accepted a settlement proposal presented to all issuer defendants and are waiting for final court approval. For additional discussion of this litigation, see Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

Class Action Litigation

Beginning in February 2003, Microtune and certain of our former executive officers were named as defendants in several class action lawsuits alleging violations of federal securities laws and regulations.

On November 23, 2004, Microtune and the other defendants entered into a settlement agreement with the plaintiffs under which the defendants agreed to settle the consolidated lawsuit for $5.625 million, inclusive of attorneys’ fees and costs, in return for a full release of all claims and dismissal of the consolidated lawsuit. On April 4, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the securities class action litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement. For additional discussion of this litigation, see Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

Stockholder Derivative Litigation

Beginning on October 30, 2003, various stockholder derivative lawsuits were filed against current and former officers and directors of Microtune, alleging various breaches of fiduciary duties, abuse of control, and waste of corporate assets.

On January 10, 2005, Microtune and the other defendants entered into a settlement agreement with the plaintiffs to settle the derivative litigation. Under the terms of the agreement, Microtune agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $1.125 million and further agreed to adopt certain changes to its corporate governance policies in exchange for a full release of all claims and dismissal of the derivative litigation. On March 31, 2005, the district court entered an order of dismissal and final judgment which gave final approval to the stockholder derivative litigation settlement. Microtune and the other defendants made no admission of wrongdoing as part of the settlement. For additional discussion of this litigation, see Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices and corporate headquarters are located in Plano, Texas. Our Plano location includes administrative, finance, operations, research and development and sales and marketing functions and consists of approximately 44,000 square feet. In 2005, we entered into an amendment to the lease for our corporate headquarters, extending the lease term an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a tenant improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. The design center for our automotive business is in Ingolstadt, Germany, where we lease approximately 35,000 square feet. The Ingolstadt lease will expire in 2021. In February 2006, we opened a design center in Plantation, Florida. We also have sales and technical support offices in Huntsville, Alabama; Campbell, California; Solano Beach, California; Atlanta, Georgia; Chicago, Illinois; Raleigh, North Carolina; Tokyo, Japan; Taipei, Taiwan, Shenzhen, China and Seoul, South Korea. We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed. See Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference and is as disclosed in our original Annual Report on Form 10-K filed on March 3, 2006, and has not been updated as part of this amended Annual Report on Form 10-K/A, except for the reference below to Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A.

See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for more information about legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

On August 9, 2006, we notified The NASDAQ Stock Market that we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC. Therefore, we were not in compliance with NASDAQ’s filing requirement as set forth in NASDAQ Marketplace Rule 4310(c)(14), which requires, among other things, that we timely file all required reports with the SEC. Consequently, on August 14, 2006, we received a staff determination letter from the staff of NASDAQ indicating that our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 served as a basis for delisting our common stock from The NASDAQ Global Market at the opening of business on August 23, 2006 unless we requested a hearing in accordance with NASDAQ Marketplace Rules 4800 through 4811. We requested a hearing, which was held on September 21, 2006, at which we requested the continued listing of our common stock. On November 13, 2006, we notified The NASDAQ Stock Market that we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 with the SEC. Therefore, we were not in compliance with NASDAQ’s filing requirement as set forth in NASDAQ Marketplace Rule 4310(c)(14) and described above. Consequently, on November 14, 2006, we received an additional staff determination letter from the staff of NASDAQ indicating that our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as required served as an additional basis for delisting our common stock from The NASDAQ Global Market.

On November 16, 2006, we received notice that the Listing Qualifications Panel of The NASDAQ Stock Market had granted our request for the continued listing of our common stock on The NASDAQ Global Market. The continued listing of our common stock is subject to two conditions. First, on or about December 4, 2006, we were required to provide additional information to NASDAQ regarding our Audit Committee’s investigation of our stock option grant practices. On December 4, 2006, we provided the NASDAQ Listing Qualifications Panel with the preliminary findings of the Audit Committee’s investigation into our stock option granting practices. Second, on or before January 22, 2007, we were required to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, respectively, and any necessary restatements of our prior financial statements with the SEC. We are filing such Quarterly Reports contemporaneously with this amended Annual Report on Form 10-K/A and an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006. As of the date of this filing, we believe we have satisfied the foregoing conditions for the continued listing of our common stock on The NASDAQ Global Market.

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

For information regarding stock-based compensation awards outstanding and available for future grants, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” For additional information on our stock incentive plans and activity, see Note 12, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been restated and is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data included elsewhere in this report. The comparability of the information presented below is affected by a variety of factors, including acquisitions and dispositions of businesses and restructuring costs. To better understand the information in the table, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Financial Statements and Supplementary Data” in Item 8. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, and selected financial data for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999.

	Year Ended December 31,
	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)	2000(6)	1999
	Reported	Reported	Reported	Reported	Reported	Reported	Reported
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$56,991	$56,162	$46,193	$65,806	$55,528	$70,829	$—
Gross margin	29,661	24,662	9,230	7,116	14,381	24,460	—
Loss from operations	(4,176)	(19,768)	(54,881)	(183,725)	(67,457)	(30,759)	(9,090)
Net income (loss)	(1,791)	5,529	(50,340)	(182,862)	(67,219)	(31,794)	(8,508)
Basic income (loss) per common share (7)	$(0.03)	$0.11	$(1.00)	$(3.50)	$(1.67)	$(1.57)	$(1.34)
Diluted income (loss) per common share (7)	$(0.03)	$0.10	$(1.00)	$(3.50)	$(1.67)	$(1.57)	$(1.34)

	Year Ended December 31,
	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)	2000(6)	1999
	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$—	$—	$—	$—	$—	$—	$—
Gross margin	—	—	—	—	—	—	—
Loss from operations	(647)	(739)	(1,183)	(3,769)	(1,289)	(877)	(232)
Net income (loss)	(647)	(739)	(1,183)	(3,769)	(1,289)	(877)	(232)
Basic income (loss) per common share (7)	$(0.02)	$(0.02)	$(0.02)	$(0.07)	$(0.03)	$(0.04)	$(0.04)
Diluted income (loss) per common share (7)	$(0.02)	$(0.01)	$(0.02)	$(0.07)	$(0.03)	$(0.04)	$(0.04)

	Year Ended December 31,
	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)	2000(6)	1999
	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$56,991	$56,162	$46,193	$65,806	$55,528	$70,829	$—
Gross margin	29,661	24,662	9,230	7,116	14,381	24,460	—
Loss from operations	(4,823)	(20,507)	(56,064)	(187,494)	(68,746)	(31,636)	(9,322)
Net income (loss)	(2,438)	4,790	(51,523)	(186,631)	(68,508)	(32,671)	(8,740)
Basic income (loss) per common share (7)	$(0.05)	$0.09	$(1.02)	$(3.57)	$(1.70)	$(1.62)	$(1.38)
Diluted income (loss) per common share (7)	$(0.05)	$0.09	$(1.02)	$(3.57)	$(1.70)	$(1.62)	$(1.38)

	December 31,
	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)	2000(6)	1999
	Reported	Reported	Reported	Reported	Reported	Reported	Reported
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$5,068	$34,515	$22,637	$61,278	$111,149	$77,650	$20,129
Short-term investments	77,120	44,460	36,745	40,000	62,000	—	—
Working capital	88,764	83,334	59,647	97,639	173,486	90,901	19,643
Long-term investments	—	3,587	14,028	5,000	—	—	—
Total assets	103,321	104,755	100,659	157,096	332,353	153,031	22,277
Total stockholders’ equity	94,695	94,645	86,724	130,689	306,758	132,107	21,605

	December 31,
	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)	2000(6)	1999
	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—
Short-term investments	—	—	—	—	—	—	—
Working capital	(270)	(161)	(20)	(10)	(7)	—	—
Long-term investments	—	—	—	—	—	—	—
Total assets	—	—	—	—	—	—	—
Total stockholders’ equity	(270)	(162)	(20)	(10)	(7)	—	—

	December 31,
	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)	2000(6)	1999
	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$5,068	$34,515	$22,637	$61,278	$111,149	$77,650	$20,129
Short-term investments	77,120	44,460	36,745	40,000	62,000	—	—
Working capital	88,494	83,173	59,627	97,629	173,479	90,901	19,643
Long-term investments	—	3,587	14,028	5,000	—	—	—
Total assets	103,321	104,755	100,659	157,096	332,353	153,031	22,277
Total stockholders’ equity	94,425	94,483	86,704	130,679	306,751	132,107	21,605

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.
(2)	The consolidated results of operations and balance sheet data for 2005 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million benefit to cost of revenue related to replacing TFS as our RF subsystem module manufacturing partner as described above, a $0.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $0.5 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million charge for various income tax and non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations and a $0.3 million foreign currency loss. See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(3)	The consolidated results of operations and balance sheet data for 2004 reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation, a $1.9 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $2.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $1.9 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million benefit for a customs refund, and a $0.7 million foreign currency gain. See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(4)	The consolidated results of operations and balance sheet data for 2003 reflect a $2.7 million charge to cost of revenue for excess inventory related to the manufacturing agreement executed with TFS, a $1.6 million gain on the sale of Microtune Holland Design Center (MHDC), a $1.4 million charge for our former Chairman and CEO’s severance agreement, the write-down of $4.2 million of wireless inventory, and $1.2 million of charges related to the shut down of our wireless business unit. See Item 8, “Financial Statements and Supplementary Data,” for further discussion of these events.
(5)	The consolidated results of operations and balance sheet data for 2002 reflect the effects of a goodwill impairment charge of $50.7 million, a $46.9 million charge for impairment of intangible assets associated with our wireless business, a charge to cost of revenue of approximately $12.8 million representing our estimate of excess wireless inventories and non-cancelable purchase obligation for wireless inventories at December 31, 2002, and restructuring costs of $11.4 million. See Note 1, “Summary of Significant Accounting Policies,” Note 4, “Acquisitions and Dispositions” Note 6, “Inventories,” and Note 14, “Restructuring Costs,” to the Notes to Consolidated Financial Statements for additional information regarding these charges.
(6)	Our results of operations and financial position have been significantly impacted by our acquisition of Transilica Inc. in November 2001, and our acquisition of HMTF Acquisition (Bermuda) Ltd., f/k/a Temic Telefunken, in January 2000.
(7)	See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a description of how the number of shares used to calculate net income (loss) per common share is determined.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Item 1A and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. This section should also be read in conjunction with “Financial Statements and Supplementary Data” in Item 8.

The discussion and analysis set forth below in this Item 7 has been amended to reflect the restatement as described above in the Explanatory Note to this amended Annual Report on Form 10-K/A and in Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS, AUDIT COMMITTEE AND COMPANY FINDINGS, REMEDIAL MEASURES AND RELATED PROCEEDINGS

Restatement of Consolidated Financial Statements

During May 2006, after extensive press coverage regarding the stock option dating practices of other companies, our Board of Directors inquired about our own practices. An initial review of high-level timing and pricing characteristics related to historical equity grants indicated no apparent issues. However, in connection with a proposed annual grant to all employees (originally scheduled to occur in early June 2006), and due to management’s concern about the timing of the proposed grant relative to our normal trading black-out schedule, management further examined past stock option grant paperwork for the purpose of understanding past granting trends and discovered potentially problematic documentation. Management communicated its concerns to the Audit Committee in June 2006, and the Audit Committee self-initiated an investigation into our stock option grant practices covering the period from the date of our initial public offering, or IPO, on August 4, 2000 through June 2006. The Audit Committee retained independent legal counsel on or about July 3, 2006. Subsequently, the Audit Committee’s independent legal counsel retained an independent accounting firm to provide independent accounting and electronic forensic assistance. Management utilized its regular tax advisors to perform certain tax analysis services. The investigation included the evaluation of all stock option grants from August 4, 2000 through June 30, 2006, which encompassed more than 2,000 individual stock option grants to purchase more than 15 million shares of our common stock.

The Audit Committee’s legal and accounting advisors reviewed thousands of pages of hard copy and electronic documents, captured and analyzed over two million e-mail messages and conducted over 20 formal interviews with current and former employees, officers and directors. Current members of our management team cooperated fully with the Audit Committee’s investigation.

On November 1, 2006, the Audit Committee announced that it had concluded that the actual accounting measurement dates for certain past stock option grants differed from the measurement dates previously used in accounting for such grants. Because, in certain cases, the prices on the previously used measurement dates were lower than the prices on the actual accounting measurement dates, we determined that we should have recognized material amounts of stock-based compensation expense in connection with these transactions. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as well as the unaudited interim financial statements for the first quarter ended March 31, 2006, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on November 1, 2006.

On December 29, 2006, we announced that the Audit Committee had completed its investigation and had made certain determinations. As a result of the Audit Committee’s investigation, we have recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period. In January 2007, we determined to restate our selected consolidated financial data as of and for the years ended December 31, 2000 and 1999. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterizations of stock option recipients; (2) modifications to stock option grants; (3) employee stock purchase plan administration deficiencies; (4) stock option grants to non-employees; and (5) related tax liabilities, including those associated with the misclassification of certain stock option grants as incentive stock options, or ISOs, and consequently, the underreporting or withholding of payroll taxes on certain stock option exercises.

The financial impact of the Audit Committee’s findings on our consolidated financial statements for the years ended December 31, 1999 through 2006 is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	Total
Category 1: Improper measurement date for stock option grants	$61	$508	$525	$1,169	$3,513	$823	$21	$—	$6,620
Category 2: Modifications to stock option grants	—	—	(7)	(80)	199	244	71	99	526
Category 3: Employee stock purchase plan	—	30	74	16	10	62	—	—	192
Category 4: Stock option grants to non-employees	—	—	5	68	44	153	785	133	1,188

Total stock-based compensation expense	61	538	597	1,173	3,766	1,282	877	232	8,526

Category 5: Related tax liabilities	304	109	141	11	2	7	—	—	574

Total	$365	$647	$738	$1,184	$3,768	$1,289	$877	$232	$9,100

Although SFAS No. 123 allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123 for our primary financial statements. The pro forma impact of applying SFAS No. 123 will not necessarily be representative of the expense we will incur in future periods under SFAS No. 123R, Share-Based Payment. Our pro forma information, as restated, is as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003	2002	2001
	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net income (loss), as restated	$(2,438)	$4,790	$(51,523)	$(186,631)	$(68,508)
Add stock compensation expense recorded under the intrinsic value method	706	1,497	5,246	17,118	5,204
Less pro forma stock compensation expense computed under the fair value method	(6,146)	(6,902)	(9,821)	(11,143)	(9,761)

Pro forma net loss, as restated	$(7,878)	$(615)	$(56,098)	$(180,656)	$(73,065)

Basic and diluted pro forma loss per common share	$(0.15)	$(0.01)	$(1.11)	$(3.45)	$(1.81)

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for a discussion of the cumulative affect of the above financial impact on beginning retained earnings.

Audit Committee and Company Findings

As disclosed above, our Audit Committee, which consists solely of independent directors, self-initiated an investigation into our stock option grant practices. As a result of this investigation, we have identified errors with an aggregate financial impact of approximately $9.1 million. In the table above describing the financial impact of the Audit Committee’s findings on our restated consolidated financial statements, we have summarized the aggregate financial impact of the errors into five categories as further described in the table. Certain amounts reflected in the table are the result of errors from earlier periods due to the accounting treatment for such errors that requires the amortization of the errors over multiple periods. For example, only approximately $1.0 million of the $9.1 million adjustment resulted from errors in periods after August 12, 2003, the date of the appointment of Mr. James A. Fontaine as CEO; however, approximately $2.0 million of the adjustment actually impacts our financial results after August 12, 2003. As a result of the Audit Committee’s investigation, we have determined the following:

Inappropriate Practices Prior to August 12, 2003. The Audit Committee has identified the following inappropriate practices, each of which occurred prior to the appointment of Mr. Fontaine on August 12, 2003:

•	We followed a regular practice of backdating stock option grants to each new employee to the date corresponding to the lowest closing stock price during approximately a one to two week period after such new employee’s start date. Once a favorable price was selected, other (non-new employee) grants planned during the same timeframe were also generally dated with the date selected to take advantage of the low exercise price. Grants of this type consisted of approximately 1.0 million stock options and involved a large number of individual granting actions. The total financial impact of these errors account for less than $0.4 million of the Category 1 adjustment. New measurement date determinations for this category were generally based on documentation in the corporate minute books indicating when listings of stock prices for a range of dates were printed and/or electronic date stamping showing when the granting action documentation was prepared. The Audit Committee concluded that granting actions were signed on the same date the stock price range page was printed, leading us to conclude that this was the most likely measurement date.

•	On several occasions, in order to select favorable exercise prices for certain newly-hired executives or other senior personnel, we created employment records to establish start dates (and grant dates) that preceded the date they actually began working for us. We do not currently employ any person who benefited from this practice. The total financial impact of these errors, included in the Category 1 adjustment, was approximately $1.2 million and consists of three instances involving four individuals who received an aggregate of 580,000 stock options. For two of these instances, which involved three individuals, the actual start dates were determined to be later than the stated start and grant dates through an examination of the employees’ personnel or payroll files and through a review of email messages dated weeks after the stated start and grant dates, describing the intent of prior senior management to create fictitious start dates for these employees such that favorable exercise prices could be selected. Both of these grants were approved by unanimous written consent, or UWC, with “effective dates” that preceded the date that they were actually signed. Based on an analysis of electronic date stamping information and an examination of the original documentation, we have concluded that the UWC was actually signed on the date of the Compensation Committee meeting and have determined that such date is the most likely measurement date for these grants. The total financial impact of errors for these instances was approximately $1.0 million. For the other instance, which involved one individual, the approval of the grant did not occur until several weeks after the stated grant date. This grant was also approved by a UWC with an “effective date” that preceded the date the UWC was actually signed. We determined the measurement date for this grant to be the date that final approval was received from the Compensation Committee as evidenced by the receipt of an electronic signature page and supporting electronic date stamping evidence. The total financial impact of this error for this grant was approximately $0.2 million.

•	We backdated certain other stock option grants by selecting a grant date and corresponding exercise price that preceded the date that we actually determined to make such grants. In some cases, these stock option grants were backdated by several months. The total financial impact of these errors was approximately $4.2 million and is included in the Category 1 adjustment. For example, on one occasion, for a grant to eleven members of management totaling 439,000 stock options, the approval of the grant did not occur until several weeks after the stated grant date. This grant was approved by a UWC of our Compensation Committee with an “effective date” that preceded the date the UWC was actually signed. We determined the measurement date for this grant to be the date that final approval was received from the Compensation Committee as evidenced by receipt of an electronic signature page and supporting electronic date stamping evidence. The total financial impact for this single error was approximately $2.2 million. On another occasion, for a grant to five members of management totaling 490,000 stock options, the approval of the grant did not occur until several weeks after the stated grant date. This grant was approved by a UWC with an “effective date” that preceded the date the UWC was actually signed. Based on an analysis of electronic date stamping and an examination of original documentation, we have concluded that the UWC was actually signed on the date of the Compensation Committee meeting and that such date is the most likely measurement date for this grant. The total financial impact of this error was approximately $0.7 million and is included in the Category 1 adjustment.

•	In two instances involving a large number of employees, stock options were granted and subsequently regranted using a lower exercise price. The re-grant was not properly accounted for using variable accounting. The total financial impact for these errors was $0.1 million and is included in the Category 1 adjustment.

•	Until August 2004, conditions were in place to allow option holders to select an exercise date (and associated price for calculating any tax impact) up to three days earlier than the date we actually received the employees’ notices of exercise and payment of the exercise price but only for transactions where the employee desired to exercise and “hold” the shares. For cashless exercises, this alternative was not available. In August 2004, the settlement of our stock option exercises was transitioned to a third-party provider, which precluded the possibility of any further occurrences of exercise date manipulation. Due to inconclusive evidence, the Audit Committee could not determine whether this was a widespread practice; however, it did confirm that exercise date manipulation occurred in seven instances. We recorded a nominal amount of compensation expense for these seven instances based on the specific evidence supporting a finding of manipulation. For other stock option exercises, we have determined that slightly more than 50 percent were not dated such that the most favorable exercise price, during the three day period, was obtained. We have therefore determined that the likelihood is remote that these transactions were manipulated. In other cases, a number of transactions exist for which the evidence is inconclusive such that we could not eliminate the possibility that these exercise dates were manipulated; however, we have determined that no additional compensation expense would need to be recorded. If certain of these transactions are later challenged and determined to have been manipulated, we can reduce or eliminate the financial impact to us by amending the previously filed W-2 forms for the affected employees and our related net operating loss carryforward.

Stock Option Plan Administration Deficiencies. The Audit Committee also found that during the period from our IPO until June 2004, when granting employee stock options, we incorrectly used the closing stock price from the day prior to the actual date of grant to determine the fair market value of our common stock and the exercise price of the stock option, rather than the closing stock price on the grant date as contemplated by our 2000 Stock Plan. The Audit Committee and management have determined that we must record a compensation charge as a result of this error. The Audit Committee believes, however, that this practice was not used to select favorable exercise prices. For grants for which there were no other errors, the financial impact of this error was approximately $0.3 million. Amounts related to these errors are included in the Category 1 adjustment. For grants that were misdated and described in other sections of this summary, the error relating to the use of prior day pricing was not separately quantified.

Delays in Completing Granting Actions and Paperwork after August 12, 2003. The Audit Committee also found that, as part of the 2004 and 2005 annual stock option grant process, an aggregate number of grants to all employees were presented to the Board of Directors or Compensation Committee and approved as to total number and exercise price, but the actual number of option shares (or other material stock option terms) to be granted to each individual employee was not finalized for every employee until several days or weeks after the recorded grant date. The Audit Committee and management have determined that compensation expense relating to these annual grants must be recorded. The total financial impact of these errors was approximately $0.4 million and is included in the Category 1 adjustment. For example, in one instance, four block stock option grants, representing different employee groupings, were approved by the Board of Directors with individual stock option grants to be determined by the Chief Executive Officer, pursuant to his delegated authority and in accordance with the terms of the block grants approved by the Board of Directors. Grant allocations to individual recipients for one of the pre-approved block grants were not finalized for six days. For accounting purposes, we determined that the measurement date for all stock option grants in the four block grants must coincide with the date that the stock option grant allocations were determined with finality for all recipients, as evidenced by the date of email messages and the electronic date stamping of relevant spreadsheet files. In this instance, the financial impact of the error resulted in compensation expense of less than $0.1 million and is included in the Category 1 adjustment. In another instance, block stock option grants were approved by the Compensation Committee in a meeting with individual stock option grants to be made by the Chief Executive Officer, pursuant to his delegated authority and in accordance with the terms of the block grants approved by the Compensation Committee. As we could not reasonably determine when the stock option grant allocations were finalized for all recipients, we determined the measurement date based upon the electronic date stamping associated with the granting actions that were recorded in our corporate minute books. In this instance, the financial impact of the error resulted in compensation expense of approximately $0.3 million and is included in the Category 1 adjustment. Separately, the Audit Committee noted that, on occasion, there were administrative delays in executing the paperwork to effectuate certain grants to new employees, though these delays do not create a need to record additional compensation expense. The Audit Committee believes that none of these delays were attempts to select more favorable exercise prices.

Accounting Errors Associated with Stock Option Modifications or Mischaracterizations of Stock Option Recipients. Until approximately December 2003, in connection with the severance arrangements provided to certain terminated employees, we extended the vesting period, the exercise period or both, or provided a nominal salary in order to allow the terminated employee’s stock option awards to continue to vest as part of his or her severance arrangement. We also modified the performance vesting goals of certain stock option grants on several occasions after receiving Board or Compensation Committee approval. Because these practices had the effect of modifying the original terms of the stock option grants, the Audit Committee and management have determined that we should have recorded compensation expense for certain of these stock option grant modifications. These errors resulted in an aggregate compensation expense of approximately $0.5 million, and are included in the Category 2 adjustment. For purposes of accounting for stock option modifications involving the extension of the vesting period, the exercise period or both for a given stock option award, we determined the applicable termination date and modification date of each affected employee from either the applicable severance agreement or other documentation in the employee’s personnel file, including the actual dates reflected in our stock option database.

We also failed to correctly account for certain stock option grants to non-employees (e.g., advisors or independent contractors), with the result that compensation expense was not appropriately recorded. The financial impact of the errors related to the accounting for non-employee stock option grants was approximately $1.2 million and is reflected in the Category 4 adjustment. These grants were accounted for under the fair value provisions of SFAS No. 123.

Taxes. As described above, certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as ISOs, requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or NQs. Given the significant differences in the tax treatment between ISOs and NQs, we underreported or underwithheld certain payroll taxes for those options which were exercised during the period through 2006. We have recorded certain tax liabilities related to these issues in the period of exercise with related penalties and interest charged in subsequent periods, except for periods closed by the statute of limitations where no liability is recorded. We intend to pursue a negotiated settlement with the IRS as soon as practicable, however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In the aggregate, the financial impact of these tax errors was approximately $0.6 million and are included in the Category 5 adjustment.

Administrative Errors Associated with the ESPP. During the investigation, the Audit Committee discovered certain administrative pricing errors with some purchases by certain employees in previous purchase periods under our employee stock purchase plan. These errors resulted in the assignment of purchase prices for some employees that were slightly lower than the purchase prices actually required by the plan. We have agreed in principle to a settlement with the IRS related to these issues for an amount that approximates the liability we have recorded. We have recorded the estimated liabilities in the appropriate past periods. These errors also caused certain purchases to be compensatory; accordingly, we have recorded compensation expense for these instances. The financial impact of these errors was approximately $0.2 million and is included in the Category 3 adjustment.

Involvement of Current Management. As a result of its investigation, our Audit Committee has concluded that there was no intentional wrongdoing by our current Chief Executive Officer, Chief Financial Officer or General Counsel, or by our Board of Directors. The Audit Committee and the Board have further concluded that both our current Chief Executive Officer, Mr. James A. Fontaine, and current Chief Financial Officer, Mr. Jeffrey A. Kupp, have appropriately served and can continue to serve as certifying officers with respect to our financial statements and the Audit Committee and Board have expressed their full confidence in the integrity of Mr. Fontaine and Mr. Kupp.

Remedial Measures

We are committed to remediating the problems associated with our past stock option granting practices. In June 2006, our management identified potentially problematic documentation related to certain past equity compensation awards and reported these findings to the Audit Committee, which contributed to the Audit Committee’s decision to initiate an investigation into our stock option grant practices. In addition, after identifying these deficiencies in June 2006, management implemented certain improvements to our control environment as well as to controls over the administration of and accounting for our equity compensation awards. These control improvements, described below, were applied to all equity compensation awards between mid-June 2006 and the end of October 2006 (at which time all activity under our equity compensation plans was suspended due to the pending restatement) and had the effect of remediating the material weaknesses related to our stock option granting procedures:

•	we added certain procedures to ensure the accuracy and completeness of stock option granting paperwork, including a review by our General Counsel prior to the taking of any granting action;

•	our Chief Financial Officer provided the correct fair market value price on the date of grant to be used to establish the exercise price of the particular equity compensation award, by verifying the correct closing sales price for the grant date;

•	we added certain procedures to ensure that the appropriate authorization of each equity compensation award was actually documented and received by us on the date of grant; and

•	we adjusted the process so that our Chief Financial Officer and General Counsel were aware in advance of planned equity compensation awards to ensure that potential legal and accounting issues were thoroughly investigated and resolved prior to the taking of any granting action.

Furthermore, the Audit Committee issued a report to our Board of Directors in December 2006 recommending certain additional improvements to our stock option granting procedures. We adopted their recommendations, which had the effect of further strengthening our controls related to our stock option granting procedures.

The additional control procedures recommended by the Audit Committee and approved by our Board include the following:

•	We have designated an employee highly trained in the legal and accounting implications of stock option grants to be responsible for administering and monitoring stock option grants. This employee reports to, and his work is reviewed by, our Chief Financial Officer and General Counsel. His responsibilities include, among other things, (1) reviewing all proposed grants before such grants are submitted to the Board or Compensation Committee to ensure that such grants are being made in accordance with applicable law and corporate authority and to ensure that such grants are complete and accurate in all respects; and (2) ensuring that the exercise price established for the stock option grants is equal to or higher than the fair market value of the underlying common stock on the grant date by comparing such exercise price to the closing price of our common stock on the same date that the grant has occurred.

•	Except in unusual circumstances, we will ensure that all stock option grants will be reflected in resolutions set forth in the minutes of a meeting of the Board or Compensation Committee. Such minutes will be prepared promptly following the action taken at the meeting, and unnecessary ratifications or subsequent approvals will not be requested. If stock option grants are awarded pursuant to a unanimous written consent, we will take care to document the circumstances requiring the use of a unanimous written consent. Additionally, the unanimous written consent will be signed by the appropriate persons and returned to us for inclusion in our records by the date specified as the grant date.

•	Except under unusual circumstances, all stock option grants to new hires in connection with their offers of employment will be granted on a predetermined day of the month. Our Equity Compensation Award Policy (described below) specifies the procedures if the predetermined date is a holiday or another date that we are not generally open for business. Further, the policy includes a mechanism for selecting an alternative day, if for any reason, the Board or Compensation Committee is unable to meet and take action as planned.

•	Annual grants to employees for performance or retention will be made during the same time periods each year.

•	No annual stock option grants will be made during any period designated as a quarterly blackout period under our insider trading policy.

•	Our stock option granting procedures will be in writing and will be reviewed by our Chief Financial Officer, General Counsel and outside counsel annually to ensure compliance with all applicable laws and regulations.

•	In no case will awards be made to employees prior to the applicable date of hire.

We are committed to observing all of the above remedial measures and we have adopted an Equity Compensation Award Policy to enact these measures. Among other things, the policy provides that any deviation from the policy must receive prior approval from our Board. Such Board approval may only be given after full consideration of the market timing issues and legal risks associated with any such deviation. The policy generally provides that concerns regarding the timing of any grant should be communicated to our General Counsel and Chief Financial Officer by the Chairperson of the Compensation Committee. Finally, the policy provides for documentation of any such deviation.

Regulatory Matters

We have informed the SEC of the Audit Committee’s investigation of our stock option grant practices and we intend to cooperate with the SEC in any investigation into this matter.

On August 9, 2006, we notified The NASDAQ Stock Market that we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC. Therefore, we were not in compliance with NASDAQ’s filing requirement as set forth in NASDAQ Marketplace Rule 4310(c)(14), which requires, among other things, that we timely file all required reports with the SEC. Consequently, on August 14, 2006, we received a staff determination letter from the staff of NASDAQ indicating that our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 served as a basis for delisting our common stock from The NASDAQ Global Market at the opening of business on August 23, 2006 unless we requested a hearing in accordance with NASDAQ Marketplace Rules 4800 through 4811. We requested a hearing, which was held on September 21, 2006, at which we requested the continued listing of our common stock. On November 13, 2006, we notified The NASDAQ Stock Market that we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 with the SEC. Therefore, we were not in compliance with NASDAQ’s filing requirement as set forth in NASDAQ Marketplace Rule 4310(c)(14) and described above. Consequently, on November 14, 2006, we received an additional staff determination letter from the staff of NASDAQ indicating that our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as required served as an additional basis for delisting our common stock from The NASDAQ Global Market.

On November 16, 2006, we received notice that the Listing Qualifications Panel of The NASDAQ Stock Market had granted our request for the continued listing of our common stock on The NASDAQ Global Market. The continued listing of our common stock was subject to two conditions. First, on or about December 4, 2006, we were required to provide additional information to NASDAQ regarding our Audit Committee’s internal investigation of our stock option grant practices. On December 4, 2006, we provided the NASDAQ Listing Qualifications Panel with the preliminary findings of the Audit Committee’s investigation into our stock option granting practices. Second, on or before January 22, 2007, we were required to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, respectively, and any necessary restatements of our prior financial statements with the SEC. We are filing such Quarterly Reports contemporaneously with this amended Annual Report on Form 10-K/A and an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006. As of the date of this filing, we believe we have satisfied the foregoing conditions for the continued listing of our common stock on The NASDAQ Global Market.

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. We expect to continue to incur substantial expenses in connection with these matters. For example, we also may incur expenses of up to approximately $1.0 million in order to resolve certain Section 409A tax issues, resulting from misdated stock option grants to certain of our employees. In addition, we may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceedings related to these matters.

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

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue for the past three years:

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
Net revenue	100%	100%	100%
Cost of revenue	48	56	80

Gross margin	52	44	20
Operating expenses:
Research and development	29	28	53
Selling, general and administrative	28	45	78
Restructuring costs	—	—	1
Amortization of intangible assets and goodwill	3	7	9
Impairments of intangible assets and goodwill	—	—	—

Total operating expenses	60	80	141

Loss from operations	(8)	(36)	(121)
Other income (expense)	4	44	9

Income (loss) before benefit for income taxes	(4)	8	(112)
Income tax benefit	—	(1)	—

Net income (loss)	(4)%	9%	(112)%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Net Revenue

The following table presents net revenue from each of our product types in 2005 as compared to 2004 and 2003 (in thousands):

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Silicon	$41,388	$28,654	$14,140	$12,734	44.4%	$14,514	102.6%
Modules	15,005	26,449	30,594	(11,444)	(43.3)	(4,145)	(13.5)
Other	598	1,059	1,459	(461)	(43.5)	(400)	(27.4)

Total	$56,991	$56,162	$46,193	$829	1.5%	$9,969	21.6%

The increase in net revenue in 2005 as compared to 2004 is the result of increased shipments of silicon tuner products for set-top box, modem, PC/TV and ATSC applications, partially offset by decreased shipments of subsystem module products for modem and telephony applications and decreased shipments of subsystem module products for PC/TV and ATSC applications, mostly to one significant customer. In addition, the increase in net revenue in 2005 is the result of increased shipments for car TV applications, partially offset by decreased shipments for car radio applications, resulting primarily from the loss of one significant customer. Silicon tuner unit shipments increased approximately 65% from 2004 to 2005 while subsystem module unit shipments decreased by approximately 50%. During 2005 and 2004, we recognized approximately $0.4 million and $0.8 million, respectively, in royalty revenue from third-parties in accordance with the patent litigation settlement agreement signed in June 2004. See Item 3, “Legal Proceedings.” We expect net revenues to grow 15 to 20% in 2006 primarily, due to design wins in the cable, digital TV and mobile TV markets.

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

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in 2005 as compared to 2004 and 2003 (in thousands):

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

Operating Expenses

The following table presents operating expenses for 2005, 2004 and 2003 (in thousands):

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
	Restated(1)	Restated(1)	Restated(1)
Research and development	$16,456	$15,641	$24,196	$815	5.2%	$(8,555)	(35.4)%
Selling, general and administrative	16,020	25,241	36,191	(9,221)	(36.5)	(10,950)	(30.3)
Restructuring costs	—	105	627	(105)	(100.0)	(522)	(83.3)
Amortization of intangible assets	2,008	4,168	4,231	(2,160)	(51.8)	(63)	(1.5)
Impairments of intangible assets and goodwill	—	14	49	(14)	(100.0)	(35)	(71.4)

Total	$34,484	$45,169	$65,294	$(10,685)	(23.7)%	$(20,125)	(30.8)%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

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

In 2005, the increase in research and development expenses is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and an increase in development projects and related prototyping expenses for new silicon projects, partially offset by a decrease in depreciation expense. Stock option compensation related to research and development was $0.5 million and $1.0 million in 2005 and 2004, respectively. We expect research and development expenses to increase in 2006 as we intend to increase the number of RF and communications systems technical personnel.

In 2004, the decrease in research and development expenses is primarily the result of the closure of our wireless design center in December 2003. Stock option compensation related to research and development was $1.0 million and $2.5 million in 2004 and 2003, respectively.

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

In 2005, the decrease in selling, general and administrative expenses is primarily due to an approximate $6.5 million decrease in legal expenses from the settlement of our intellectual property litigation in June 2004; completion of an investigation by the SEC and related settlement on June 29, 2005; and settlement of our shareholder and derivative litigation lawsuits for which we obtained final court approvals on April 4, 2005 and March 31, 2005, respectively. See Item 3, “Legal Proceedings.” We also received a $0.5 million reimbursement of legal expenses in 2005 from our insurance carriers related to our securities and derivative litigation. In addition, directors’ and officers’ insurance expense decreased approximately $2.6 million as a result of a reduced annual premium effective September 2004 and further decreased effective September 2005. Stock option compensation related to selling, general and administrative was $0.2 million and $0.5 million in 2005 and 2004, respectively. We expect selling, general and administrative expenses to increase slightly in 2006 in various expense categories driven by higher anticipated net revenue.

In 2004, the decrease in selling, general and administrative expenses is primarily due to an approximate $6.5 million decrease in legal expenses in 2004 as compared to 2003 due to the settlement of our intellectual property litigation in June 2004, decreased activity related to the investigation by the SEC, decreased activity in our shareholder and derivative lawsuits, and a $1.9 million reimbursement of legal expenses from our insurance carriers, offset by a $0.9 million increase in our directors and officers liability insurance. Stock option compensation related to selling, general and administrative expense was $0.5 million and $2.8 million in 2004 and 2003, respectively.

Restructuring

Restructuring costs for 2004 related primarily to the closure of our wireless design center during the fourth quarter of 2003. The restructuring costs in 2003 included $1.4 million related to the sale of our Philippines manufacturing assets to TFS and closure of our Philippines manufacturing facility during the first quarter of 2003. The restructuring costs of 2003 also included $0.6 million related to reducing payroll by 36 employees, principally at our wireless design center in San Diego, California in the second quarter of 2003 and $0.9 million related to the closure of this design center in the fourth quarter of 2003. These costs were partially offset by a benefit of $1.6 million from the sale of our Netherlands subsidiary in the second quarter of 2003. See Note 4, “Acquisitions and Dispositions,” and Note 14, “Restructuring Costs,” to the Notes to Consolidated Financial Statements.

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

The following table presents other income and expense for 2005, 2004 and 2003 (in thousands):

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

Income Taxes

The following table presents our provision for income taxes for 2005, 2004 and 2003 (in thousands):

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
Income tax benefit	$14	$384	$203	$(370)	(96.4)%	$181	89.2%
Effective tax rate	0.6%	(8.7)%	0.4%	9.3 pts.		(9.1) pts.

In 2005, 2004 and 2003, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates.

For United States federal income tax purposes, at December 31, 2005, we had net operating loss carryforwards of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million. These carryforwards begin to expire in 2011.

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

Net Income (Loss)

The following table presents our net income (loss) for 2005, 2004 and 2003 (in thousands):

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
	Restated(1)	Restated(1)	Restated(1)
Net income (loss)	$(2,438)	$4,790	$(51,523)	$(7,228)	(150.9)%	$56,313	109.3%
Percent of net revenue	(4.3)%	8.5%	(111.5)%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

The decrease in profitability in 2005 as compared to 2004 was primarily the result of a one-time payment of $22.5 million received in 2004 from a competitor to settle all outstanding patent and anti-trust litigation, offset by an 8.1 percentage point improvement in gross margin, which resulted in an increase of $5.0 million in gross margin. In addition, we had significant reductions in selling, general and administrative expenses totaling approximately $9.2 million and an increase in interest income of approximately $1.3 million, offset by an increase in research and development expenses of approximately $0.8 million.

The significant improvement in profitability in 2004 as compared to 2003 was primarily the result of a 23.9 percentage point improvement in gross margin, which resulted in an increase of $15.4 million in gross margin. In addition, we had significant reductions in selling, general and administrative expenses totaling approximately $11.0 million, and research and development expenses of approximately $8.6 million. Our net income in 2004 includes a one-time payment of $22.5 million as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $352.2 million as of December 31, 2005. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Item 1A and under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A, make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Quarterly Financial Information

The following table presents our quarterly financial information for each of the quarters in the year ended December 31, 2005.

	2005
	December 31		September 30		June 30		March 31
	Reported	Restated (1)	Reported	Restated (1)	Reported	Restated (1)	Reported	Restated (1)
Consolidated Statements of operations data:
(In thousands, except per share data)
Net revenue	$14,972	$14,972	$16,351	$16,351	$13,487	$13,487	$12,181	$12,181
Cost of revenue	7,529	7,529	8,201	8,201	5,785	5,785	5,815	5,815

Gross margin	7,443	7,443	8,150	8,150	7,702	7,702	6,366	6,366
Operating expenses:
Research and development	4,208	4,283	3,941	4,083	3,904	3,997	4,003	4,093
Selling, general and administrative	3,629	3,659	3,791	3,897	4,251	4,311	4,102	4,153
Amortization of intangible assets	—	—	660	660	674	674	674	674

Total operating expenses	7,837	7,942	8,392	8,640	8,829	8,982	8,779	8,920

Loss from operations	(394)	(499)	(242)	(490)	(1,127)	(1,280)	(2,413)	(2,554)
Other income (expense)	739	739	672	672	509	509	451	451

Income (loss) before income taxes	345	240	430	182	(618)	(771)	(1,962)	(2,103)
Income tax expense (benefit)	(109)	(108)	73	72	(21)	(21)	43	43

Net income (loss)	$454	$348	$357	$110	$(597)	$(750)	$(2,005)	$(2,146)

Basic income (loss) per common share	$0.01	$0.01	$0.01	$0.00	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Diluted income (loss) per common share	$0.01	$0.01	$0.01	$0.00	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted-average common shares outstanding:
Basic	52,576	52,576	52,341	52,341	52,126	52,126	51,977	51,977

Diluted	55,849	55,617	57,021	56,814	52,126	52,126	51,977	51,977

Consolidated Balance sheet data:
(In thousands)
Cash and cash equivalents	$5,068	$5,068	$6,701	$6,701	$10,323	$10,323	$12,568	$12,568
Short-term investments	77,120	77,120	71,593	71,593	65,568	65,568	61,953	61,953
Total current assets	97,336	97,336	93,550	93,550	91,320	91,320	88,345	88,345
Total assets	103,321	103,321	101,769	101,769	100,726	100,726	100,583	100,583
Total current liabilities	8,572	8,842	8,419	8,665	8,166	8,369	7,852	8,031
Accumulated deficit	(343,500)	(352,236)	(343,954)	(352,584)	(344,311)	(352,694)	(343,714)	(351,944)
Total stockholders’ equity	94,695	94,425	93,320	93,074	92,530	92,327	92,701	92,522

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

The following table presents our quarterly financial information for each of the quarters in the year ended December 31, 2004.

	2004
	December 31		September 30		June 30		March 31
	Reported	Restated (1)	Reported	Restated (1)	Reported	Restated (1)	Reported	Restated (1)
Consolidated Statements of operations data:
(In thousands, except per share data)
Net revenue	$15,385	$15,385	$16,268	$16,268	$13,470	$13,470	$11,039	$11,039
Cost of revenue	8,137	8,137	9,460	9,460	7,958	7,958	5,945	5,945

Gross margin	7,248	7,248	6,808	6,808	5,512	5,512	5,094	5,094
Operating expenses:
Research and development	3,869	4,039	3,840	3,912	3,983	4,067	3,562	3,623
Selling, general and administrative	2,042	2,140	6,705	6,811	7,841	7,878	8,301	8,412
Restructuring costs	(3)	(3)	9	9	(12)	(12)	111	111
Amortization of intangible assets	986	986	1,047	1,047	1,069	1,069	1,066	1,066
Impairment of intangible assets and goodwill	14	14	—	—	—	—	—	—

Total operating expenses	6,908	7,176	11,601	11,779	12,881	13,002	13,040	13,212

Income (loss) from operations	340	72	(4,793)	(4,971)	(7,369)	(7,490)	(7,946)	(8,118)
Other income (expense)	1,742	1,742	339	339	23,516	23,516	(684)	(684)

Income (loss) before income taxes	2,082	1,814	(4,454)	(4,632)	16,147	16,026	(8,630)	(8,802)
Income tax expense (benefit)	(17)	(17)	(568)	(568)	101	101	100	100

Net income (loss)	$2,099	$1,831	$(3,886)	$(4,064)	$16,046	$15,925	$(8,730)	$(8,902)

Basic income (loss) per common share	$0.04	$0.04	$(0.08)	$(0.08)	$0.31	$0.31	$(0.17)	$(0.17)

Diluted income (loss) per common share	$0.04	$0.03	$(0.08)	$(0.08)	$0.30	$0.30	$(0.17)	$(0.17)

Weighted-average common shares outstanding:
Basic	51,735	51,735	51,264	51,264	51,467	51,467	51,399	51,399

Diluted	55,330	55,113	51,264	51,264	53,706	53,519	51,399	51,399

Consolidated Balance sheet data:
(In thousands)
Cash and cash equivalents	$34,515	$34,515	$27,645	$27,645	$40,660	$40,660	$22,676	$22,676
Short-term investments	44,460	44,460	46,500	46,500	38,545	38,545	36,745	36,745
Total current assets	93,415	93,415	89,540	89,540	92,327	92,327	71,041	71,041
Total assets	104,755	104,755	105,384	105,384	110,397	110,397	89,185	89,185
Total current liabilities	10,081	10,242	12,558	12,663	14,539	14,577	9,188	9,218
Accumulated deficit	(341,709)	(349,798)	(343,808)	(351,629)	(339,923)	(347,565)	(355,968)	(363,490)
Total stockholders’ equity	94,645	94,483	91,610	91,505	94,673	94,635	78,533	78,503

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

The results for the first quarter of 2005 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included a benefit of $0.3 million in selling, general and administrative expense related to the reimbursement of legal expenses from our insurance carriers. The results for the second quarter of 2005 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included a benefit of $0.7 million in cost of revenue related to replacing TFS as our RF subsystem module manufacturing partner as described in Note 3. The results for the third quarter of 2005 did not include $0.4 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included charges of $0.3 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecast and $0.3 million for various liabilities as a result of several ongoing foreign tax reviews and examinations. The results for the third quarter of 2005 also included a benefit of $0.2 million in selling, general and administrative expenses related to the reimbursement of legal expenses from our insurance carriers. The results from the fourth quarter of 2005 did not include $0.3 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter.

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

The following table shows certain data from our consolidated quarterly statements of operations expressed as a percentage of net revenue:

	2005				2004
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	50	50	43	48	53	58	59	54

Gross margin	50	50	57	52	47	42	41	46
Operating expenses:
Research and development	29	25	30	34	26	24	30	33
Selling, general and administrative	24	24	32	34	14	42	59	76
Restructuring costs	—	—	—	—	—	—	—	1
Amortization of intangible assets and goodwill	—	4	5	6	6	6	8	10
Impairments of intangible assets and goodwill	—	—	—	—	—	—	—	—

Total operating expenses	53	53	67	74	46	72	97	120

Income (loss) from operations	(3)	(3)	(10)	(22)	1	(30)	(56)	(74)
Other income (expense)	5	4	4	4	11	2	175	(6)

Income (loss) before benefit for income taxes	2	1	(6)	(18)	12	(28)	119	(80)
Income tax expense (benefit)	(1)	—	—	—	—	(3)	1	1

Net income (loss)	3%	1%	(6)%	(18)%	12%	(25)%	118%	(81)%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for 2005, 2004 and 2003:

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	% Change	Change	% Change
	Restated(1)	Restated(1)	Restated(1)
Operating cash flow	$(1,082)	$6,952	$(38,170)	$(8,034)	(115.6)%	$45,122	118.2%
Investing cash flows	(29,720)	2,323	(4,932)	(32,043)	(1,379.4)	7,255	147.1
Financing cash flows	1,620	1,918	1,518	(298)	(15.5)	400	26.4

Capital expenditures	785	506	759	279	55.1	(253)	(33.3)

Cash and cash equivalents	$5,068	$34,515	$22,637	$(29,447)	(85.3)	$11,878	52.5
Short-term investments	77,120	44,460	36,745	32,660	73.5	7,715	21.0
Long-term investments	—	3,587	14,028	(3,587)	(100.0)	(10,441)	(74.4)

Total	$82,188	$82,562	$73,410	$(374)	(0.5)%	$9,152	12.5%

Accounts receivable, net	5,911	5,738	4,260	173	3.0	1,478	34.7
Inventories	7,944	7,095	4,165	849	12.0	2,930	70.4
Working capital	88,494	83,173	59,627	5,321	6.4	23,546	39.5

Days sales outstanding in accounts receivable	37.3	36.8	33.2
Inventory turns	3.4	4.4	8.8

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

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

In 2005, 2004 and 2003, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 12, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At December 31, 2005, the unamortized discounts on our investments were insignificant. In the aggregate, our cash, cash equivalents and short-term and long-term investments declined by approximately $0.4 million during 2005 as a result of our continued operating losses and changes in working capital. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements.

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

See Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

During 2005 and 2004, we recognized approximately $0.4 million and $0.8 million in royalty revenue from third-parties in accordance with the patent settlement agreement signed in June 2004. See Item 3, “Legal Proceedings.”

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

We have established a valuation allowance to fully reserve our deferred tax assets at December 31, 2005 and 2004 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

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

OTHER FINANCIAL INFORMATION

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 3, “Subsystem Module Manufacturing Partner,” to the Notes to Consolidated Financial Statements.

Manufacturing Agreement with Three-Five Systems, Inc.

On March 27, 2003, we executed a five-year manufacturing agreement with TFS, a worldwide supplier of engineering and manufacturing services. TFS was replaced by Ionics as our RF subsystem module manufacturing partner during the second quarter of 2005. See Note 3, “Subsystem Module Manufacturing Partner,” to the Notes to Consolidated Financial Statements.

Sale of Microtune Holland Design Center

On October 16, 2001, we acquired the personnel, technology, and assets of privately held Semiconductor Products and Systems Engineering, B.V. (SPaSE), located in the Netherlands, which was subsequently renamed the Microtune Holland Design Center (MHDC), for approximately $5.4 million. In the second quarter of 2003, we sold MHDC to Micronas Group. See Note 4, “Acquisitions and Dispositions,” and Note 14, “Restructuring Costs,” to the Notes to Consolidated Financial Statements.

Closure of Wireless Business

On November 28, 2001, we acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately held company based in California, which was subsequently renamed Microtune (San Diego), Inc., for approximately $146.1 million. We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. See Note 4, “Acquisitions and Dispositions,” and Note 14, “Restructuring Costs,” to the Notes to Consolidated Financial Statements.

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

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but the “modified retrospective” method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We expect to adopt SFAS No. 123R using the “modified prospective” method.

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

We believe adopting SFAS No. 123R will have a material impact on our consolidated results of operations. At December 31, 2005, the balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to unvested share-based awards, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $12.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 1A, “Risk Factors.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-36 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background of Restatement. On November 1, 2006, our Board of Directors, Audit Committee and management concluded that we should restate certain financial statements and related footnote disclosures for the years of 2001 through 2005 and the first quarter of 2006 to record additional non-cash stock-based compensation expense resulting from prior stock option grants that were incorrectly accounted for under generally accepted accounting principles, or GAAP, and to recognize certain related estimated tax liabilities. The decision to restate our financial statements was based on facts obtained by management and a review of our historical stock option grants and stock option grant practices that was conducted by our Audit Committee, with the assistance of independent legal counsel, independent accounting advisors and our regular tax advisors.

The Audit Committee reached the conclusion that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the actual accounting measurement dates for certain past stock option grants differed from the stated measurement dates previously used in accounting for such grants. In certain cases, the differences in these measurement dates resulted in non-cash, stock-based compensation charges that were not recorded in our financial statements during the applicable periods. In addition, certain of the stock option grants identified as having incorrect measurement dates were misclassified as incentive stock option grants, resulting in the underreporting or underwithholding of certain payroll taxes. These charges had the effect of decreasing earnings and retained earnings as reported in our historical financial statements.

As a result of the findings of the Audit Committee and the internal review of management, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 3, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and related disclosures. This amended Annual Report on Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, which is included in Item 6, “Selected Financial Data,” and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Quarterly Financial Information.” We also concluded that we needed to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on April 28, 2006, to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2006 and the related disclosures.

Effectiveness of Disclosure Controls and Procedures. We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of that date. Additionally, in “Management’s Report on Internal Control over Financial Reporting” included in our original Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

As a result of the findings described in this amended Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weaknesses described below existed as of December 31, 2005, as more fully described below in “Management’s Report on Internal Control over Financial Reporting (Restated).” As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). For these reasons, we have now concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting (Restated). Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to our original assessment of effectiveness and due to the findings described in this amended Annual Report on Form 10-K/A, we have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

1. Control Environment. We did not maintain an effective control environment based on criteria established in the COSO framework. Controls were not effective to adequately identify, assess and address significant risks associated with the granting of stock options that could impact our financial reporting. The following findings of our Audit Committee led us to conclude that a control deficiency existed at December 31, 2005:

•	our legal and accounting personnel were not adequately involved in the stock option granting process;

•	our human resources personnel were inappropriately allowed to control and administer our stock option grant process without adequate education and without adequate input or supervision by our legal and accounting personnel;

•	we failed to recognize stock option grant practices as a significant risk and to ensure that managers and other personnel involved in the stock option grant process understood the potential accounting impact of their actions and the need to seek guidance from our legal and accounting personnel;

•	we failed to ensure that our personnel received adequate supervision and training regarding compliance with the requirements of generally accepted accounting principles applicable to stock options; and

•	we did not maintain or adequately monitor controls related to our equity compensation awards.

As a result of this control deficiency, in certain prior periods, we failed to prevent or detect the override of controls by certain former members of senior management, which in turn resulted in the restatement of our consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. This control deficiency could result in misstatements of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

2. Controls over Stock Option Granting Procedures. We did not maintain effective controls over our accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activities related to our granting and modification of stock options. This control deficiency resulted in the misstatement of our stock-based compensation expense and additional paid-in capital accounts and related disclosures, the failure to recognize certain related tax liabilities, and in the restatement of our consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Our Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weaknesses described above existed as of December 31, 2005. As a result, we have now concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by COSO. Accordingly, Management’s Report on Internal Control over Financial Reporting has also been restated.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting. In June 2006, our management identified potentially problematic documentation related to certain past equity compensation awards and reported these findings to the Audit Committee, which contributed to the Audit Committee’s decision to initiate an investigation into our stock option grant practices. In addition, after identifying these deficiencies in June 2006, management implemented certain improvements to our control environment as well as to controls over the administration of and accounting for our equity compensation awards. These control improvements, described below, were applied to all equity compensation awards between mid-June 2006 and the end of October 2006 (at which time all activity under our equity compensation plans was suspended due to the pending restatement) and had the effect of remediating the material weaknesses described above:

•	we added certain procedures to ensure the accuracy and completeness of stock option granting paperwork, including a review by our General Counsel prior to the taking of any granting action;

•	our Chief Financial Officer provided the correct fair market value price on the date of grant to be used to establish the exercise price of the particular equity compensation award, by verifying the correct closing sales price for the grant date.

•	we added certain procedures to ensure that the appropriate authorization of each equity compensation award was actually documented and received by us on the date of grant.

•	we adjusted the process so that our Chief Financial Officer and General Counsel were aware in advance of planned equity compensation awards to ensure that potential legal and accounting issues were thoroughly investigated and resolved prior to the taking of any granting action.

Furthermore, the Audit Committee issued a report to our Board of Directors in December 2006 recommending certain additional improvements to our stock option granting procedures. We adopted their recommendations, which had the effect of further strengthening our controls related to our stock option granting procedures. The additional control procedures recommended by the Audit Committee and approved by our Board include the following:

•	We have designated an employee highly trained in the legal and accounting implications of stock option grants to be responsible for administering and monitoring stock option grants. This employee reports to, and has his work reviewed by, our Chief Financial Officer and General Counsel. His responsibilities include, among other things, (1) reviewing all proposed grants before such grants are submitted to the Board or Compensation Committee to ensure that such grants are being made in accordance with applicable law and corporate authority and to ensure that such grants are complete and accurate in all respects; and (2) ensuring that the exercise price established for the stock option grants is equal to or higher than the fair market value of the underlying common stock on the grant date by comparing such exercise price to the closing price of our common stock on the same date that the grant has occurred.

•	Except in unusual circumstances, we will ensure that all stock option grants will be reflected in resolutions set forth in the minutes of a meeting of the Board or Compensation Committee. Such minutes will be prepared promptly following the action taken at the meeting, and unnecessary ratifications or subsequent approvals will not be requested. If stock option grants are awarded pursuant to a unanimous written consent, we will take care to document the circumstances requiring the use of a unanimous written consent. Additionally, the unanimous written consent will be signed by the appropriate persons and returned to us for inclusion in our records by the date specified as the grant date.

•	Except under unusual circumstances, all stock option grants to new hires in connection with their offers of employment will be granted on a predetermined day of the month. Our Equity Compensation Award Policy (described below) specifies the procedures if the predetermined date is a holiday or another date that we are not generally open for business. Further, the policy includes a mechanism for selecting an alternative day, if for any reason, the Board or Compensation Committee is unable to meet and take action as planned.

•	Annual grants to employees for performance or retention will be made during the same time periods each year.

•	No annual stock option grants will be made during any period designated as a quarterly blackout period under our insider trading policy.

•	Our stock option granting procedures will be in writing and will be reviewed by our Chief Financial Officer, General Counsel and outside counsel annually to ensure compliance with all applicable laws and regulations.

•	In no case will awards be made to employees prior to the applicable date of hire.

We are committed to observing all of the above remedial measures and we have adopted an Equity Compensation Award Policy to enact these measures. Among other things, the policy provides that any deviation from the policy must receive prior approval from our Board. Such Board approval may only be given after full consideration of the market timing issues and legal risks associated with any such deviation. The policy generally provides that concerns regarding the timing of any grant should be communicated to our General Counsel and Chief Financial Officer by the Chairperson of the Compensation Committee. Finally, the policy provides for documentation of any such deviation.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal No. 1-Election of Directors,” and “Executive Compensation-Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements, related Notes and Reports of Independent Registered Public Accounting Firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K:

(a)(2) FINANCIAL STATEMENT SCHEDULES

See Item 15(c) below.

(a)(3) EXHIBITS

Exhibit Number
3.1(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1(2)	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.2(2)	2000 Stock Plan and form of agreements thereunder.

10.3(1)	2000 Director Option Plan (as amended and restated as of April 13, 2005) and form of agreements thereunder.

10.4(2)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.5(7)	Amendment to 2000 Stock Plan, as amended on February 27, 2004.

10.6(7)	Amendment to 2000 Director Option Plan, as amended on February 27, 2004.

10.7(7)	Amendment to 2000 Employee Stock Purchase Plan, as amended on February 27, 2004.

10.8(2)	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074.

10.9(8)	First Amendment to Commercial Lease Agreement, dated April 8, 2005, by and between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074.

Exhibit Number
10.10(2)	Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.

10.11(3)	Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent, dated as of March 4, 2002 (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.12(4)*	Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.13(4)*	Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.14(4)*	Business Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.15(5)	Amendment No. 1 dated August 13, 2004 to Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.16(5)*	Amendment No. 1 dated August 13, 2004 to Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.17(5)*	Settlement and Release Agreement dated November 22, 2004 between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio.

10.18(5)	Stipulation and Agreement of Settlement dated November 23, 2004 between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson.

10.19(5)*	Supplemental Agreement to the Stipulation and Agreement of Settlement dated November 23, 2004 between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson.

10.20(5)*	Addendum to Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio, dated January 9, 2005.

10.21(5)	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated January 10, 2005.

10.22(5)*	Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated June 13, 2000.

10.23(5)	Amendment 1 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 14, 2005.

10.24(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

Exhibit Number
10.25(4)	Employment Agreement between Phillip D. Peterson and the Registrant, dated April 7, 2004.

10.26(5)	Indemnification Agreement between Phillip D. Peterson and the Registrant, dated April 7, 2004.

10.27(4)*	Change of Control Agreement between Justin M. Chapman and the Registrant, dated November 29, 2004.

10.28(4)*	Indemnification Agreement between Justin M. Chapman and the Registrant, dated November 29, 2004.

10.29(5)	Change of Control Agreement between Phillip D. Peterson and the Registrant, dated January 20, 2005.

10.30(5)	Indemnification Agreement between Albert H. Taddiken and the Registrant, dated February 10, 2005.

10.31(5)	Indemnification Agreement between Robert S. Kirk and the Registrant, dated February 10, 2005.

10.32(9)	Letter agreement, dated April 28, 2005, between Rob-Roy J. Graham and the Registrant regarding the terms and conditions of Mr. Graham’s resignation from the Registrant as Vice President, Chief Development Officer and Secretary.

10.33(10)	Offer Letter between Mr. Jeffrey A. Kupp and the Registrant, dated April 28, 2005.

10.34(10)	Indemnification Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.35(10)	Change of Control Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.36(12)	Indemnification Agreement between Microtune, Inc. and Bernard T. Marren, dated August 30, 2005.

10.37(11)*	Manufacturing Agreement dated May 24, 2005 between Ionics EMS, Inc. and the Registrant.

10.38(11)	Asset Purchase Agreement dated May 25, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

10.39(11)	Termination and Mutual Release dated June 3, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

14.1(13)	Code of Ethics and Business Conduct.

21.1(13)	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 70).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340), declared effective August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2002.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-120091), declared effective October 29, 2004.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 1, 2005.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2005.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

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

Date: January 22, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/S/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer, President and Director (Principal Executive Officer)	January 22, 2007

By:	/S/ JEFFREY A. KUPP Jeffrey A. Kupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 22, 2007

By:	/S/ WALTER S. CICIORA* Walter S. Ciciora	Director	January 22, 2007

By:	/S/ JAMES H. CLARDY* James H. Clardy	Director	January 22, 2007

By:	/S/ STEVE CRADDOCK* Steve Craddock	Director	January 22, 2007

By:	/S/ ANTHONY J. LEVECCHIO* Anthony J. LeVecchio	Director	January 22, 2007

By:	/S/ BERNARD T. MARREN* Bernard T. Marren	Director	January 22, 2007

By:	/S/ MICHAEL T. SCHUEPPERT Michael T. Schueppert	Director	January 22, 2007

By:	/S/ WILLIAM P. TAI* William P. Tai	Director	January 22, 2007

By:	/S/ A. TRAVIS WHITE* A. Travis White	Director	January 22, 2007

*	By Jeffery A. Kupp, as attorney-in-fact.

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

As discussed in Note 2 to the consolidated financial statements, the 2005, 2004 and 2003 consolidated financial statements have been restated to correct errors in recording stock-based compensation expense, and the related tax impact.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microtune, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, except for the effects of the material weaknesses described in the fifth and sixth paragraphs of that report, as to which the date is January 22, 2007, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

ERNST & YOUNG LLP

Dallas, Texas

February 28, 2006, except for Note 2 as to which the date is January 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Restated), that Microtune, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company’s material weaknesses related to the controls over their accounting for and disclosure of their stock-based compensation expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microtune, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated February 28, 2006, we expressed an unqualified opinion on management’s previous assessment that Microtune, Inc. maintained effective internal control over financial reporting as of December 31, 2005, and an unqualified opinion that the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that deficiencies in controls relating to their accounting for and disclosure of stock-based compensation existed as of the previous assessment date, and has further concluded that such deficiencies represented material weaknesses as of December 31, 2005. As a result, management has revised its assessment, as presented in Management’s Report on Internal Control over Financial Reporting, to conclude that Microtune, Inc.’s internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of Microtune Inc.’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified in management’s assessment: In its assessment as of December 31, 2005, management identified material weaknesses in Microtune, Inc.’s control environment related to deficient controls over the identification, assessment and addressing of significant risks associated with the granting of stock options and in Microtune, Inc.’s controls over its accounting for and disclosure of stock-based compensation, and as a result, concluded that Microtune, Inc.’s previously reported stock-based compensation expense and related tax expense had been understated. The deficient controls resulted in the restatement of Microtune, Inc.’s previously issued consolidated financial statements. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of the

2005, 2004 and 2003 financial statements, and this report does not effect our report dated February 28, 2006, except for the effects of the restatement described in Note 2, as to which the date is January 22, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Microtune, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the internal control criteria, Microtune, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets (as restated) of Microtune, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows (as restated) for each of the three years in the period ended December 31, 2005 and our report dated February 28, 2006, except for Note 2 as to which the date is January 22, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 28, 2006, except for the effects of the material weaknesses described in the fifth and sixth paragraphs above as to which the date is January 22, 2007

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
	Restated(1)	Restated(1)
Assets
Current assets:
Cash and cash equivalents	$5,068	$34,515
Short-term investments	77,120	44,460
Accounts receivable, net	5,911	5,738
Inventories	7,944	7,095
Other current assets	1,293	1,607

Total current assets	97,336	93,415
Property and equipment, net	4,398	5,536
Long-term investments	—	3,587
Intangible assets, net	—	2,008
Other assets and deferred charges	1,587	209

Total assets	$103,321	$104,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,414	$5,498
Accrued compensation	1,769	1,718
Accrued expenses	1,651	3,009
Deferred revenue	8	17

Total current liabilities	8,842	10,242
Other non-current liabilities	54	30
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares—52,761 and 51,953 respectively	53	52
Additional paid-in capital	448,726	446,726
Unearned stock compensation	(1,105)	(1,436)
Accumulated other comprehensive loss	(1,013)	(1,061)
Accumulated deficit	(352,236)	(349,798)

Total stockholders’ equity	94,425	94,483

Total liabilities and stockholders’ equity	$103,321	$104,755

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
Net revenue	$56,991	$56,162	$46,193
Cost of revenue	27,330	31,500	36,963

Gross margin	29,661	24,662	9,230
Operating expenses:
Research and development:	16,456	15,641	24,196
Selling, general and administrative	16,020	25,241	36,191
Restructuring costs	—	105	627
Amortization of intangible assets	2,008	4,168	4,231
Impairments of intangible assets and goodwill	—	14	49

Total operating expenses	34,484	45,169	65,294

Loss from operations	(4,823)	(20,507)	(56,064)
Other income (expense):
Interest income	2,541	1,271	1,340
Foreign currency gains (losses), net	(265)	685	2,943
Settlement of patent and anti-trust litigation	—	22,500	—
Other	95	457	55

Income (loss) before benefit for income taxes	(2,452)	4,406	(51,726)
Income tax benefit	(14)	(384)	(203)

Net income (loss)	$(2,438)	$4,790	$(51,523)

Net income (loss) per common share:
Basic	$(0.05)	$0.09	$(1.02)

Diluted	$(0.05)	$0.09	$(1.02)

Weighted-average common shares outstanding:
Basic	52,255	51,434	50,376

Diluted	52,255	53,771	50,376

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Loans Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
			Restated(1)	Restated(1)			Restated(1)	Restated(1)
Balance at December 31, 2002	49,917	$50	$449,178	$(14,099)	$(397)	$(988)	$(303,065)	$130,679
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,240	1	1,412	—	—	—	—	1,413
Stock options cancelled	—	—	(6,773)	7,199	—	—	—	426
Amortization of unearned stock option compensation	—	—	—	5,314	—	—	—	5,314
Unearned stock option compensation	—	—	1,038	(1,038)	—	—	—	—
Payments on loans receivable from stockholders	—	—	—	—	105	—	—	105
Other	—	—	—	—	262	—	—	262
Unrealized gain on available for sale investments	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(51,523)	(51,523)

Comprehensive loss								(51,495)

Balance at December 31, 2003	51,157	51	444,855	(2,624)	(30)	(960)	(354,588)	86,704
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,264	1	1,887	—	—	—	—	1,888
Stock options cancelled	—	—	(852)	852	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	1,503	—	—	—	1,503
Unearned stock option compensation	—	—	1,167	(1,167)	—	—	—	—
Payments on loans receivable from stockholders	—	—	—	—	30	—	—	30
Return of escrow shares issued in connection with acquisition of Transilica, Inc.	(468)	—	(331)	—	—	—	—	(331)
Unrealized loss on available for sale investments	—	—	—	—	—	(101)	—	(101)
Net income	—	—	—	—	—	—	4,790	4,790

Comprehensive income								4,689

Balance at December 31, 2004	51,953	$52	$446,726	$(1,436)	$—	$(1,061)	$(349,798)	$94,483
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	808	1	1,619	—	—	—	—	1,620
Stock options cancelled	—	—	(172)	172	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	706	—	—	—	706
Unearned stock option compensation	—	—	547	(547)	—	—	—	—
Non-employee stock option compensation	—	—	6	—	—	—	—	6
Unrealized gain on available for sale investments	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(2,438)	(2,438)

Comprehensive loss								(2,390)

Balance at December 31, 2005	52,761	$53	$448,726	$(1,105)	$—	$(1,013)	$(352,236)	$94,425

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
Operating activities:
Net income (loss)	$(2,438)	$4,790	$(51,523)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,908	2,442	6,490
Amortization of intangible assets	2,008	4,168	4,231
Impairments of intangible assets	—	14	49
Write-off of patent costs	—	489	—
Non-cash restructuring costs	—	(43)	2,124
Foreign currency (gains) losses, net	265	(685)	(2,943)
Stock option compensation	712	1,503	5,314
Loss (gain) on sale of assets	(45)	(235)	612
Gain on sale of MHDC	—	—	(1,627)
Allowance for uncollectible accounts receivable	—	(132)	(243)
Write-off (recovery) of uncollectible loan receivable	(30)	—	518
Changes in operating assets and liabilities:
Accounts receivable, net	(173)	(1,346)	3,608
Inventories	(849)	(2,930)	2,206
Other assets	(1,064)	2,609	3,045
Accounts payable	(84)	(1,588)	(1,197)
Accrued expenses	(1,367)	(1,184)	(9,230)
Accrued compensation	51	516	(193)
Other liabilities	24	(1,436)	589

Net cash provided by (used in) operating activities	(1,082)	6,952	(38,170)
Investing activities:
Purchases of property and equipment	(785)	(506)	(759)
Proceeds from sale of assets	60	318	2,141
Loans receivable	30	—	(46)
Proceeds from sale of available for sale investments	59,575	48,200	75,800
Proceeds from maturity and redemption of held to maturity investments	5,000	6,045	3,000
Purchase of available for sale investments	(90,600)	(51,620)	(75,500)
Purchase of held to maturity investments	(3,000)	—	(9,045)
Acquisition of intangible assets	—	(114)	(523)

Net cash provided by (used in) investing activities	(29,720)	2,323	(4,932)
Financing activities:
Proceeds from issuance of common stock	1,620	1,888	1,413
Proceeds from loans receivable from stockholders	—	30	105

Net cash provided by financing activities	1,620	1,918	1,518
Effect of foreign currency exchange rate changes on cash	(265)	685	2,943

Net increase (decrease) in cash and cash equivalents	(29,447)	11,878	(38,641)
Cash and cash equivalents at beginning of year	34,515	22,637	61,278

Cash and cash equivalents at end of year	$5,068	$34,515	$22,637

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

December 31, 2005

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

During 2005 and 2004, we recognized approximately $0.4 million and $0.8 million in royalty revenue from third-parties in accordance with the patent settlement agreement signed in June 2004.

We grant limited stock rotation rights to certain distributors for qualifying product in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock subject to repurchase rights and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for 2005 and 2003.

Our computation of income (loss) per common share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
Net income (loss)	$(2,438)	$4,790	$(51,523)
Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	52,255	51,434	50,376
Weighted average dilutive potential common shares:
Stock options	—	2,277	—
Restricted common stock	—	3	—
Employee stock purchase plan	—	57	—

Weighted average common and dilutive potential common shares	52,255	53,771	50,376
Diluted income (loss) per common share	$(0.05)	$0.09	$(1.02)

Basic income (loss) per common share	$(0.05)	$0.09	$(1.02)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	December 31,
	2005	2004	2003
Stock options	9,254	187	6,603
Restricted common stock	—	—	8

Employee stock purchase plan	83	—	25

Total anti-dilutive securities excluded	9,337	187	6,636

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

Stock option compensation expense results from grants of stock options with exercise prices below the estimated fair value per share of our common stock at the date of grant under the provisions of APB No. 25. In 2005, 2004 and 2003, under the provisions of APB No. 25, we recorded stock option compensation expense of approximately $0.7 million, $1.5 million and $5.3 million, respectively. Stock option compensation expense reported for 2003 included $1.0 million for our former

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Chairman and CEO. Stock option compensation is deferred and amortized as a charge to operations over the vesting period of the related options. As of December 31, 2005 and 2004, unearned deferred stock compensation was $1.1 million and $1.4 million, respectively. The weighted average remaining vesting period of outstanding compensatory stock options was approximately 2.4 years at December 31, 2005.

During 2005, we granted our employees approximately 3.3 million stock options with exercise prices ranging from $3.60 to $6.95 per share. Certain stock options were granted with exercise prices less than the fair value per share on the measurement date. See Note 2, “Restatement of Consolidated Financial Statements.” The stock options generally vest over the following three to five years. In addition, during 2005, we issued approximately 519,000 shares of common stock upon exercise of stock options by employees pursuant to our stock-based compensations plans.

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

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
Net income (loss), as reported	$(2,438)	$4,790	$(51,523)
Add stock compensation expense recorded under the intrinsic value method	706	1,497	5,246
Less pro forma stock compensation expense computed under the fair value method	(6,146)	(6,902)	(9,821)

Pro forma net loss	$(7,878)	$(615)	$(56,098)

Basic and diluted pro forma loss per common share	$(0.15)	$(0.01)	$(1.11)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

Inputs used for the current valuation model are as follows:

	Year Ended December 31,
	2005	2004	2003
Volatility	86.5%	86.5%	99.0%
Weighted-average expected lives	4.5	4.5	4.5
Expected dividend yields	—	—	—

Weighted-average risk-free interest rates	3.8%	3.2%	2.8%
Fair value of options granted	$2.75	$2.84	$1.94

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

basis. The inability of a third-party foundry to continue manufacturing our integrated circuits would have a material adverse effect on our operations. Our integrated circuit products are primarily manufactured in the United States, Korea and the Philippines.

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions. See Note 3, “Subsystem Module Manufacturing Partner.” We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our operations. We are also dependent upon third-parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 11, “Commitments and Contingencies.” We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Our lease for our Germany facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 11, “Commitments and Contingencies.”

2. Restatement of Consolidated Financial Statements

During May 2006, after extensive press coverage regarding the stock option dating practices of other companies, our Board of Directors inquired about our own practices. An initial review of high-level timing and pricing characteristics related to historical equity grants indicated no apparent issues. However, in connection with a proposed annual grant to all employees (originally scheduled to occur in early June 2006), and due to management’s concern about the timing of the proposed grant relative to our normal trading black-out schedule, management further examined past stock option grant paperwork for the purpose of understanding past granting trends and discovered potentially problematic documentation. Management communicated its concerns to the Audit Committee in June 2006, and the Audit Committee self-initiated an investigation into our stock option grant practices covering the period from the date of our initial public offering, or IPO, on August 4, 2000 through June 2006. The Audit Committee retained independent legal counsel on or about July 3, 2006. Subsequently, the Audit Committee’s independent legal counsel retained an independent accounting firm to provide independent accounting and electronic forensic assistance. Management utilized its regular tax advisors to perform certain tax analysis services. The investigation included the evaluation of all stock option grants from August 4, 2000 through June 30, 2006, which encompassed more than 2,000 individual stock option grants to purchase more than 15 million shares of our common stock.

The Audit Committee’s legal and accounting advisors reviewed thousands of pages of hard copy and electronic documents, captured and analyzed over two million e-mail messages and conducted over 20 formal interviews with current and former employees, officers and directors. Current members of our management team cooperated fully with the Audit Committee’s investigation.

On November 1, 2006, the Audit Committee announced that it had concluded that the actual accounting measurement dates for certain past stock option grants differed from the measurement dates previously used in accounting for such grants. Because, in certain cases, the prices on the previously used measurement dates were lower than the prices on the actual

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

accounting measurement dates, we determined that we should have recognized material amounts of stock-based compensation expense in connection with these transactions. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as well as the unaudited interim financial statements for the first quarter ended March 31, 2006, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on November 1, 2006.

On December 29, 2006, we announced that the Audit Committee had completed its investigation and had made certain determinations. As a result of the Audit Committee’s investigation, we have recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterizations of stock option recipients; (2) modifications to stock option grants; (3) employee stock purchase plan administration deficiencies; (4) stock option grants to non-employees; and (5) related tax liabilities, including those associated with the misclassification of certain stock option grants as incentive stock options, or ISOs, and consequently, the underreporting or withholding of payroll taxes on certain stock option exercises.

The financial impact of the Audit Committee’s findings on our restated consolidated financial statements for the years ended December 31, 2003 through 2005 is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Improper measurement date for stock option grants	$508	$525	$1,169
Modifications to stock option grants	—	(7)	(80)
Employee stock purchase plan	30	74	16
Stock option grants to non-employees	—	5	68

Total stock-based compensation expense	538	597	1,173
Related tax liabilities	109	141	11

Total	$647	$738	$1,184

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Our consolidated financial statements and related financial information have been restated as follows (in thousands, except per share data):

	Year Ended December 31,
	2005		2004		2003
	Reported	Restated	Reported	Restated	Reported	Restated
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$16,056	$16,456	$15,254	$15,641	$24,062	$24,196
Selling, general and administrative	15,773	16,020	24,889	25,241	35,142	36,191
Loss from operations	(4,176)	(4,823)	(19,768)	(20,507)	(54,881)	(56,064)
Income (loss) before benefit for income taxes	(1,805)	(2,452)	5,145	4,406	(50,543)	(51,726)
Net income (loss)	(1,791)	(2,438)	5,529	4,790	(50,340)	(51,523)
Basic income (loss) per common share	$(0.03)	$(0.05)	$0.11	$0.09	$(1.00)	$(1.02)
Diluted income (loss) per common share	$(0.03)	$(0.05)	$0.10	$0.09	$(1.00)	$(1.02)

Consolidated Balance Sheet Data:
Accrued compensation	$1,499	$1,769	$1,557	$1,718
Total current liabilities	8,572	8,842	10,081	10,242
Additional paid-in capital	439,163	448,726	437,539	446,726
Unearned stock compensation	(8)	(1,105)	(176)	(1,436)
Accumulated deficit	(343,500)	(352,236)	(341,709)	(349,798)
Total stockholders’ equity	$94,695	$94,425	$94,645	$94,483

The following table presents the financial impact of the Audit Committee’s findings on retained earnings as of December 31, 2002 (in thousands):

Total accumulated deficit, as reported	$(296,898)
Stock-based compensation expense and related tax liabilities	(6,167)

Total accumulated deficit, as restated	$(303,065)

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. We expect to continue to incur substantial expenses in connection with these matters. We may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceedings related to these matters.

Update Regarding SEC Communications

We have informed the SEC of the Audit Committee’s investigation of our stock option grant practices and we intend to cooperate with the SEC in any investigation into this matter.

Stock Option Amendment Agreements with Certain Executive Officers

On December 28, 2006, we entered into Stock Option Amendment Agreements with James A. Fontaine, Chief Executive Officer and President of the Company, Albert H. Taddiken, Chief Operating Officer of the Company, and Robert S. Kirk, Vice President of Worldwide Sales. The purpose of the agreements was to adjust certain stock option awards

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

held by such executives so that the exercise price of portions of these awards will equal the fair market value of the Company’s common stock on the actual accounting measurement date of such awards, in order to eliminate potential tax liabilities facing these employees.

The agreements for Messrs. Kirk and Taddiken provide compensation to them of $62,804 and $40,957, respectively in 2008 and of $1,152 and $0, respectively in 2009 for the increase in the exercise price of their stock option awards subject to the agreement, provided they each are employed by us on those dates. Mr. Fontaine has declined this cash payment and this is reflected in his agreement.

3. Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced Three-Five Systems (TFS) as our RF subsystem module manufacturing partner. See Note 4, “Acquisitions and Dispositions.” The significant terms of the agreement are:

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

4. Acquisitions and Dispositions

On March 27, 2003, we executed a five-year manufacturing agreement with TFS, a worldwide supplier of engineering and manufacturing services. TFS was replaced as our RF subsystem module manufacturing partner during the second quarter of 2005 as described above in Note 3, “Subsystem Module Manufacturing Partner.” Under the significant terms of the agreement, TFS would manufacture, assemble and test our RF Module subsystems in its manufacturing facility in Manila, Philippines; purchase most of the manufacturing equipment and raw materials inventory from our former Philippines facility and manage our former Philippines manufacturing facility as manufacturing was transferred to TFS’ facility.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

As a result of the sale of assets to TFS in 2003, we reduced our payroll by approximately 1,000 employees and recorded restructuring costs totaling $1.4 million in the first quarter of 2003 including $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for restructuring charges and $0.1 million for the loss on the disposal of the assets. See Note 14, “Restructuring Costs.”

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

Closure of Wireless Business

On November 28, 2001, we acquired all of the outstanding capital stock of Transilica Inc. (Transilica), a privately held company based in California, which was subsequently renamed Microtune (San Diego) Inc., for approximately $146.1 million. During the first quarter of 2003, one of our wireless customers returned $2.8 million of product that was shipped during the fourth quarter of 2002. Additionally, we were informed by two potential wireless customers of their plans to cancel orders. In reviewing these events, we learned that our wireless technology had been surpassed by our competitors. Continuing evaluation of our wireless inventories resulted in $4.2 million of write-downs during 2003. We discontinued all wireless development as of December 15, 2003 and closed our Microtune (San Diego) design center. The closure resulted in a restructuring charge of $0.9 million, which included approximately $0.7 million of development equipment. See Note 14, “Restructuring Costs.”

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

5. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2005	2004
Gross accounts receivable	$6,143	$5,803
Deferred revenue	(232)	(65)

Accounts receivable, net	$5,911	$5,738

6. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$4,768	$4,188
Work-in-process	3,131	2,907
Raw materials	45	—

Total inventory	$7,944	$7,095

During 2005, we entered into an Asset Purchase Agreement with TFS to purchase certain raw materials, work-in-process and finished goods inventories for approximately $1.7 million. See Note 3, “Subsystem Module Manufacturing Partner.” During 2004, we purchased $1.3 million of inventories from TFS that became excess as a result of our canceling purchase orders placed with TFS. See Note 4, “Acquisitions and Dispositions”. At December 31, 2004, our wireless inventory had no carrying value.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

8. Intangible Assets and Goodwill

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

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued non-cancelable inventory purchase obligations	$359	$1,513
Other	1,292	1,496

Total accrued expenses	$1,651	$3,009

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 11, “Commitments and Contingencies.” The accrued expenses are expected to be paid during the next twelve months.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

10. Income Taxes

The provision (benefit) for income taxes is reconciled with the United States federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
Provision (benefit) computed at the U.S. federal statutory rate	$(858)	$1,542	$(18,104)
Benefit of losses not recognized (recognized)	934	(1,176)	19,247
Deemed dividends of foreign earnings	74	652	—
Non-deductible stock option compensation	—	(36)	1,256
Effect of foreign income taxes rate differential	(164)	(1,054)	(2,631)
Other, net	—	(312)	29

Income tax provision (benefit)	$(14)	$(384)	$(203)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Foreign income taxes:
Current	$(14)	$(491)	$(203)
Deferred	—	107	—

Total	$(14)	$(384)	$(203)

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

The significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2005	2004
	Restated(1)	Restated(1)
Deferred tax assets:
Inventories	$522	$1,063
Accounts receivable	3	29
Intangible assets	5,920	5,496
Accrued expenses	472	472
Net operating loss carryforwards	59,511	66,552
Research and development credits	4,424	4,470
Stock-based compensation expense	901	1,072
Unrealized currency loss	312	—
Other	137	—

Total deferred tax assets	72,202	79,154
Valuation allowance	(69,310)	(77,319)

Total deferred tax assets, net	$2,892	$1,835

Deferred tax liabilities:
Unrealized currency gains	$(2,208)	$(1,667)
Property and equipment	(576)	(41)
Other	(108)	(127)

Total deferred tax liabilities	(2,892)	(1,835)

Net deferred tax assets	$—	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2005 and 2004 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

11. Commitments and Contingencies

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

12. Stockholders’ Equity

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

In August 2000, we adopted the 2000 Stock Plan. The 2000 Plan, as amended, provides for incentive stock options and nonqualified stock options to be granted to key employees and consultants. Our Board of Directors or designated committee establishes the terms of each option granted under the 2000 Stock Plan. At December 31, 2005, we had 3,473,857 options available for grant and 8,069,965 options granted and unexercised under the 2000 Plan. At December 31, 2005, we had reserved 11,543,822 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 Stock Plan.

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

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. At December 31, 2005, we had no options available for grant and 57,650 options granted and unexercised under the Transilica Stock Option Plan. At December 31, 2005, we had reserved 57,650 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

See Note 2, “Restatement of Consolidated Financial Statements,” for a discussion of the Audit Committee’s independent investigation into our stock option grant practices.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

13. Employee Benefit Plans

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

14. Restructuring Costs

In the second quarter of 2003, we entered into an agreement to sell MHDC to the Micronas Group. See Note 4, “Acquisitions and Dispositions”. The agreement stipulated that the Micronas Group would assume the ongoing operations and certain related financial obligations. As a result of the transaction, we recorded a gain of approximately $1.6 million, which is included as a reduction of restructuring expense. As a result of this sale, we reduced payroll by 23 employees.

As a result of the sale of assets to TFS described in Note 4, “Acquisitions and Dispositions” we reduced our payroll by approximately 1,000 employees and charged restructuring costs $1.4 million in the first quarter of 2003. The restructuring costs included $0.5 million for employee severance and benefits, $0.4 million for settlement of our lease obligations, $0.4 million for other transaction costs and $0.1 million for the loss on the disposal of the assets.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

The following table summarizes the restructuring accrual activity (in thousands):

	Severance and benefits	Lease obligations and facility closure costs	Other exit costs	Total
Balance at December 31, 2003	149	53	—	202
Provision	49	73	26	148
Change in prior estimates	(2)	(41)	—	(43)
Cash payments	(196)	(85)	(26)	(307)

Balance at December 31, 2004	$—	$—	$—	$—

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. See Note 9, “Accrued Expenses.”

15. Geographic Information and Significant Customers

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2005 and 2004 as previously reported and as restated (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Reported	Reported	Reported	Reported
Net revenue	$14,972	$16,351	$13,487	$12,181
Cost of revenue	7,529	8,201	5,785	5,815
Gross margin	7,443	8,150	7,702	6,366
Loss from operations	(394)	(242)	(1,127)	(2,413)
Income (loss) before income taxes	345	430	(618)	(1,962)
Net income (loss)	454	357	(597)	(2,005)
Basic income (loss) per Common share	0.01	0.01	(0.01)	(0.04)
Diluted income (loss) per Common share	0.01	0.01	(0.01)	(0.04)

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)
Net revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross margin	—	—	—	—
Loss from operations	(105)	(248)	(153)	(141)
Income (loss) before income taxes	(105)	(248)	(153)	(141)
Net income (loss)	(106)	(247)	(153)	(141)
Basic income (loss) per Common share	—	(0.01)	—	—
Diluted income (loss) per Common share	—	(0.01)	—	—

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net revenue	$14,972	$16,351	$13,487	$12,181
Cost of revenue	7,529	8,201	5,785	5,815
Gross margin	7,443	8,150	7,702	6,366
Loss from operations	(499)	(490)	(1,280)	(2,554)
Income (loss) before income taxes	240	182	(771)	(2,103)
Net income (loss)	348	110	(750)	(2,146)
Basic income (loss) per Common share	0.01	0.00	(0.01)	(0.04)
Diluted income (loss) per Common share	0.01	0.00	(0.01)	(0.04)

	For the Quarter Ended
Year Ended December 31, 2004	December 31	September 30	June 30	March 31
	Reported	Reported	Reported	Reported
Net revenue	$15,385	$16,268	$13,470	$11,039
Cost of revenue	8,137	9,460	7,958	5,945
Gross margin	7,248	6,808	5,512	5,094
Income (loss) from operations	340	(4,793)	(7,369)	(7,946)
Income (loss) before income taxes	2,082	(4,454)	16,147	(8,630)
Net income (loss)	2,099	(3,886)	16,046	(8,730)
Basic income (loss) per Common share	0.04	(0.08)	0.31	(0.17)
Diluted income (loss) per Common share	0.04	(0.08)	0.30	(0.17)

	For the Quarter Ended
Year Ended December 31, 2004	December 31	September 30	June 30	March 31
	Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)
Net revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross margin	—	—	—	—
Loss from operations	(268)	(178)	(121)	(172)
Income (loss) before income taxes	(268)	(178)	(121)	(172)
Net income (loss)	(268)	(178)	(121)	(172)
Basic income (loss) per Common share	—	—	—	—
Diluted income (loss) per Common share	(0.01)	—	—	—

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	For the Quarter Ended
Year Ended December 31, 2004	December 31	September 30	June 30	March 31
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net revenue	$15,385	$16,268	$13,470	$11,039
Cost of revenue	8,137	9,460	7,958	5,945
Gross margin	7,248	6,808	5,512	5,094
Income (loss) from operations	72	(4,971)	(7,490)	(8,118)
Income (loss) before income taxes	1,814	(4,632)	16,026	(8,802)
Net income (loss)	1,831	(4,064)	15,925	(8,902)
Basic income (loss) per Common share	0.04	(0.08)	0.31	(0.17)
Diluted income (loss) per Common share	0.03	(0.08)	0.30	(0.17)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The results for the first quarter of 2005 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included a benefit of $0.3 million in selling, general and administrative expense related to the reimbursement of legal expenses from our insurance carriers. The results for the second quarter of 2005 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included a benefit of $0.7 million in cost of revenue related to replacing TFS as our RF subsystem module manufacturing partner as described in Note 3, “Subsystem Module Manufacturing Partner.” The results for the third quarter of 2005 did not include $0.4 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included charges of $0.3 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecast and $0.3 million for various liabilities as a result of several ongoing foreign tax reviews and examinations. The results for the third quarter of 2005 also included a benefit of $0.2 million in selling, general and administrative expenses related to the reimbursement of legal expenses from our insurance carriers. The results from the fourth quarter of 2005 did not include $0.3 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter.

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