Form 10-Q/A
period 2006-03-31
MICROTUNE INC
filed 2007-01-22
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

MICROTUNE, INC.

FORM 10-Q/A

March 31, 2006

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

All statements in this amended Quarterly Report on Form 10-Q/A, other than statements of historical fact, are forward-looking statements. These forward-looking statements reflect our expectations, estimates and projections about our business and our industry, and reflect our beliefs based upon information available to us and our assumptions as of April 28, 2006, the original filing date of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the impact of new accounting pronouncements related to the expensing of stock options on our future results, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, our ability to successfully address new markets where competition is intense, the effect of improvements in our stock option granting practices and our ability to enter into any agreement with the IRS to settle certain issues related to our stock option investigation.

We caution readers that, except as set forth below, the forward-looking statements in this amended Quarterly Report on Form 10-Q/A are predictions, based on our expectations about future events as of the original filing date of our Quarterly Report on Form 10-Q for the period ended March 31, 2006, and therefore, you should not rely on these forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements. In addition to the other information in this amended Quarterly Report on Form 10-Q/A we encourage you to review the information regarding the risks and uncertainties associated with our business set forth in “Item 1A. Risk Factors” and in our other filings with the United States Securities and Exchange Commission, or SEC. We have not updated any forward-looking statements in this amended Quarterly Report on Form 10-Q/A for events occurring after the original filing date except for forward-looking statements related to the Audit Committee’s investigation or the restatement in the sections of this amended Quarterly Report on Form 10-Q/A identified in the “Explanatory Note” below. Please read our reports filed subsequent to the original filing date pursuant to the Securities Exchange Act of 1934, as amended, which update and supersede certain information contained in the original Quarterly Report on Form 10-Q and in this amended Quarterly Report on Form 10-Q/A. We undertake no obligation to update the forward-looking statements in this amended Quarterly Report on Form 10-Q/A.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on April 28, 2006, to restate our unaudited interim consolidated financial statements for the quarter ended March 31, 2006 and certain related disclosures. See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for a detailed discussion of the effect of the restatement.

The restatement of the unaudited interim consolidated financial statements for the quarter ended March 31, 2006 from our original Quarterly Report on Form 10-Q reflected in this amended Quarterly Report on Form 10-Q/A includes adjustments arising from the determinations of the Audit Committee of our Board of Directors, which conducted an investigation into our past stock option grant practices, with the assistance of independent legal counsel, independent accounting advisors, and our regular tax advisors, as well as our own internal review relating to these matters.

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

For more information on these matters, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Audit Committee and Company Findings, Remedial Measures and Related Proceedings,” Item 4 “Controls and Procedures” and Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

We have not amended and we do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement other than this amended Quarterly Report on Form 10-Q/A and our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, filed contemporaneously herewith. For this reason, the consolidated financial statements and related financial information contained in our previously filed reports should no longer be relied upon. Except for the sections of this amended Quarterly Report on Form 10-Q/A identified below, all of the information in this amended Quarterly Report on Form 10-Q/A is as of March 31, 2006 and does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on April 28, 2006, and does not modify or update disclosures (including the exhibits to the original Quarterly Report on Form 10-Q, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. Accordingly, this amended Quarterly Report on Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Quarterly Report on Form 10-Q. In accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q in its entirety, as amended to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the original Quarterly Report on Form 10-Q is amended hereby as a result of the restatement:

Part I—	Item 1	—	Financial Statements;
Part I—	Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I—	Item 4	—	Controls and Procedures;
Part II—	Item 1	—	Legal Proceedings;
Part II—	Item 1A	—	Risk Factors; and
Part II—	Item 6	—	Exhibits.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2006	December 31, 2005
	Restated(1)
Assets
Current assets:
Cash and cash equivalents	$4,119	$5,068
Short-term investments	76,781	77,120
Accounts receivable, net	7,047	5,911
Inventories	7,292	7,944
Other current assets	1,551	1,293

Total current assets	96,790	97,336
Property and equipment, net	4,151	4,398
Other assets and deferred charges	1,542	1,587

Total assets	$102,483	$103,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,537	$5,414
Accrued compensation	1,809	1,769
Accrued expenses	1,357	1,651
Deferred revenue	78	8

Total current liabilities	6,781	8,842
Other non-current liabilities	56	54
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares— 52,855 and 52,761, respectively	53	53
Additional paid-in capital	449,195	448,726
Unearned stock compensation	—	(1,105)
Accumulated other comprehensive loss	(1,002)	(1,013)
Accumulated deficit	(352,600)	(352,236)

Total stockholders’ equity	95,646	94,425

Total liabilities and stockholders’ equity	$102,483	$103,321

See accompanying notes.

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	Restated(1)
Net revenue	$15,525	$12,181
Cost of revenue	7,406	5,815

Gross margin	8,119	6,366
Operating expenses:
Research and development	4,801	4,093
Selling, general and administrative	4,641	4,153
Amortization of intangible assets	—	674

Total operating expenses	9,442	8,920

Loss from operations	(1,323)	(2,554)
Other income (expense):
Interest income	903	505
Foreign currency gains (losses), net	59	(110)
Other	27	56

Loss before provision for income taxes	(334)	(2,103)
Income tax expense	30	43

Net loss	$(364)	$(2,146)

Basic and diluted net loss per common share	$(0.01)	$(0.04)

Weighted-average common shares used in computing basic and diluted loss per common share	52,813	51,977

See accompanying notes.

Net loss for the first quarter of 2006 included stock-based compensation expense under SFAS No. 123(R) of approximately $1.4 million. See Note 1, “Summary of Significant Accounting Policies.”

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	Restated(1)
Operating activities:
Net loss	$(364)	$(2,146)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	375	514
Amortization of intangible assets	—	674
Foreign currency (gains) losses, net	(59)	110
Stock-based compensation	1,412	142
Gain on sale of assets	—	(49)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,136)	(504)
Inventories	652	875
Other assets	(213)	(1,596)
Accounts payable	(1,877)	(1,282)
Accrued expenses	(224)	(828)
Accrued compensation	40	(101)
Other liabilities	2	—

Net cash used in operating activities	(1,392)	(4,191)
Investing activities:
Purchases of property and equipment	(128)	(273)
Proceeds from sale of assets	—	51
Proceeds from sale of available-for-sale investments	20,350	7,500
Purchase of available-for-sale investments	(20,000)	(25,000)

Net cash provided by (used in) investing activities	222	(17,722)
Financing activities:
Proceeds from issuance of common stock	162	76

Net cash provided by financing activities	162	76
Effect of foreign currency exchange rate changes on cash	59	(110)

Net decrease in cash and cash equivalents	(949)	(21,947)
Cash and cash equivalents at beginning of period	5,068	34,515

Cash and cash equivalents at end of period	$4,119	$12,568

See accompanying notes.

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

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

General

The accompanying unaudited financial statements as of and for the first quarter of 2006 and 2005 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2006 was $1.4 million, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the first quarter of 2005 was $0.1 million. See Note 9.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operating losses, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

Our future cash commitments are primarily for long-term facility leases. See Note 8.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

Our consolidated financial statements and related financial information as of and for the first quarter of 2006 have been restated as follows (in thousands, except per share data):

	Three Months Ended March 31, 2006
	Reported	Restated
Consolidated Statements of Operations Data:
Cost of revenue	$7,402	$7,406
Operating expenses:
Research and development	4,714	$4,801
Selling, general and administrative	4,651	4,641
Loss from operations	(1,242)	(1,323)
Loss before benefit for income taxes	(253)	(334)
Net loss	(283)	(364)
Basic and diluted loss per common share	$(0.01)	$(0.01)

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

	Three Months Ended March 31, 2006
	Reported	Restated
Consolidated Balance Sheet Data:
Accrued compensation	$1,501	$1,809
Total current liabilities	6,473	6,781
Additional paid-in capital	440,686	449,195
Unearned stock compensation	—	—
Accumulated deficit	(343,783)	(352,600)
Total stockholders’ equity	$95,954	$95,646

The following table presents the financial impact of the Audit Committee’s findings on retained earnings as of December 31, 2005 (in thousands):

Total accumulated deficit, as reported	$(343,500)
Stock-based compensation expense and related tax liabilities	(8,736)

Total accumulated deficit, as restated	$(352,236)

See our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 for a discussion of the financial impact of the Audit Committee’s findings on our restated consolidated financial statements for the years ended December 31, 2005, 2004, and 2003.

Cost of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. None of these expenses were incurred in the quarter ended March 31, 2006. We expect to continue to incur substantial expenses in connection with these matters. We may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceedings related to these matters.

Update Regarding SEC Communications

We have informed the SEC of the Audit Committee’s investigation of our stock option grant practices and we intend to cooperate with the SEC in any investigation into this matter.

Stock Option Amendment Agreements with Certain Executive Officers

On December 28, 2006, we entered into Stock Option Amendment Agreements with James A. Fontaine, Chief Executive Officer and President of the Company, Albert H. Taddiken, Chief Operating Officer of the Company, and Robert S. Kirk, Vice President of Worldwide Sales. The purpose of the agreements was to adjust certain stock option awards held by such executives so that the exercise price of portions of these awards will equal the fair market value of the Company’s common stock on the actual accounting measurement date of such awards, in order to eliminate potential tax liabilities facing these employees.

The agreements for Messrs. Kirk and Taddiken provide compensation to them in 2008 of $62,804 and $40,957, respectively, and in 2009 of $1,152 and $0, respectively, for the increase in the exercise price of their stock option awards subject to the agreement, provided they each are employed by us on those dates. Mr. Fontaine has declined this cash payment and this is reflected in his agreement.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Finished goods	$4,069	$4,768
Work-in-process	3,161	3,131
Raw materials	62	45

Total inventory	$7,292	$7,944

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued non-cancelable inventory purchase obligations	$381	$359
Other	976	1,292

Total accrued expenses	$1,357	$1,651

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 8. The accrued expenses are expected to be paid during the next twelve months.

7. Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

8. Commitments and Contingencies

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of March 31, 2006 are as follows (in thousands):

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

Legal Proceedings

The “Legal Proceedings” disclosure below is presented as disclosed in our original Quarterly Report on Form 10-Q filed on April 28, 2006, and has not been updated as part of this amended Quarterly Report on Form 10-Q/A.

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

Intellectual Property Litigation

From January 24, 2001 until June 13, 2004, Microtune and Broadcom Corporation were adverse parties in numerous litigation proceedings that related to patent infringement and anti-trust litigation. These proceedings were all dismissed under the terms of a settlement entered into on June 13, 2004. See our 2005 amended Annual Report on Form 10-K/A filed contemporaneously herewith for a description of these proceedings and the settlement.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

9. Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

See Note 2 for a discussion of the Audit Committee’s independent investigation into our stock option grant practices.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

	Three Months Ended March 31,
	2006	2005
	Restated(1)
Cost of revenue	$13	$—
Research and development	597	—
Selling, general and administrative	798	—

Total stock-based compensation expense included in operating expenses	$1,395	—

Total stock-based compensation expense	$1,408	$—

The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for the first quarter of 2005 (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
	Restated(1)
Net loss, as reported for prior periods (2)	N/A	$(2,146)
Add stock compensation expense recorded under the intrinsic value method	N/A	142
Less stock-based compensation expense computed under the fair value method (3)		(1,503)

Net loss, including the effect of stock-based compensation expense (4)	$(364)	$(3,507)

Basic and diluted loss per common share, as reported in prior periods (2)	N/A	$(0.07)

Basic and diluted loss per common share, including the effect of stock-based compensation expense (4)	$(0.01)	$(0.07)

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”
(2)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(3)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(4)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights existing under this plan during the first quarter of 2006 was $1.96. During the first quarter of 2006, we recognized approximately $0.1 million of stock-based compensation expense as a result of this plan.

At March 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $10.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.8 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

See Note 2 for a discussion of the Audit Committee’s independent investigation into our stock option grant practices.

10. Geographic Information and Significant Customers

Our corporate headquarters and principal design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $0.6 million and $0.2 million for the first quarter of 2006 and 2005, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2006	2005
North America	$5,763	$5,375
Europe	2,833	2,182
Asia Pacific	6,928	4,595
Other	1	29

Total	$15,525	$12,181

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:
	Three Months Ended March 31,
	2006	2005
Scientific-Atlanta (a Cisco company)(1)	23%	26%
Asuspower/Asustek(2)	12%	11%
Ten largest customers(3)	71%	72%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the first quarter of 2006. Net revenue in the first quarter of 2005 excludes amounts attributed to Cisco.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Part II, Item 1A, and “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3. This section should also be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Item 1.

The discussion and analysis set forth below in this Item 2 has been amended to reflect the restatement as described above in the Explanatory Note to this amended Quarterly Report on Form 10-Q/A and in Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

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

On December 29, 2006, we announced that the Audit Committee had completed its investigation and had made certain determinations. As a result of the Audit Committee’s investigation, we have recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period. In January 2007, we determined to restate our selected consolidated financial data as of and for the years ended December 31, 2000 and 1999. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterizations of stock option recipients; (2) modifications to stock option grants; (3) employee stock purchase plan administration deficiencies; (4) stock option grants to non-employees; and (5) related tax liabilities, including those associated with the misclassification of certain stock option grants as incentive stock options, or ISOs, and consequently, the underreporting or withholding of payroll taxes on certain stock option exercises.

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

Remedial Measures

We are committed to remediating the problems associated with our past stock option granting practices. In June 2006, our management identified potentially problematic documentation related to certain past equity compensation awards and reported these findings to the Audit Committee, which contributed to the Audit Committee’s decision to initiate an investigation into our stock option grant practices. In addition, after identifying these deficiencies, in June 2006, management implemented certain improvements to our control environment as well as to controls over the administration of and accounting for our equity compensation awards. These control improvements, described below, were applied to all equity compensation awards between mid-June 2006 and the end of October 2006 (at which time all activity under our equity compensation plans was suspended due to the pending restatement) and had the effect of remediating the material weaknesses related to our stock option granting procedures:

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

On November 16, 2006, we received notice that the Listing Qualifications Panel of The NASDAQ Stock Market had granted our request for the continued listing of our common stock on The NASDAQ Global Market. The continued listing of our common stock was subject to two conditions. First, on or about December 4, 2006, we were required to provide additional information to NASDAQ regarding our Audit Committee’s internal investigation of our stock option grant practices. On December 4, 2006, we provided the NASDAQ Listing Qualifications Panel with the preliminary findings of the Audit Committee’s investigation into our stock option granting practices. Second, on or before January 22, 2007, we were required to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, respectively, and any necessary restatements of our prior financial statements with the SEC. We are filing such Quarterly Reports contemporaneously with this amended Quarterly Report on Form 10-Q/A and an amended Annual Report on Form 10-K/A for the year ended December 31, 2005. As of the date of this filing, we believe we have satisfied the foregoing conditions for the continued listing of our common stock on The NASDAQ Global Market.

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. None of these expenses were incurred in the quarter ended March 31, 2006. We expect to continue to incur substantial expenses in connection with these matters. For example, we also may incur expenses of up to approximately $1.0 million in order to resolve certain Section 409A tax issues, resulting from misdated stock option grants to certain of our employees. In addition, we may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceedings related to these matters.

The following table presents our financial information for the first quarter of 2006 and as of March 31, 2006 (in thousands, except per share data):

	Three Months Ended March 31.
	2006	2006
	Reported	Restated (1)
Consolidated Statements of operations data:
Net revenue	$15,525	$15,525
Cost of revenue	7,402	7,406

Gross margin	8,123	8,119
Operating expenses:
Research and development	4,714	4,801
Selling, general and administrative	4,651	4,641
Amortization of intangible assets	—	—

Total operating expenses	9,365	9,442

Loss from operations	(1,242)	(1,323)
Other income (expense)	989	989

Loss before income taxes	(253)	(334)
Income tax expense	30	30

Net Loss	$(283)	$(364)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted-average common shares outstanding:
Basic and diluted	52,813	52,813

Consolidated Balance sheet data:
Cash and cash equivalents	$4,119	$4,119
Short-term investments	76,781	76,781
Total current assets	96,790	96,790
Total assets	102,483	102,483
Total current liabilities	6,473	6,781
Accumulated deficit	(343,783)	(352,600)
Total stockholders’ equity	95,954	95,646

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

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

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, integrated circuit assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess and obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. The significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing cost efficiencies and inefficiencies; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventories. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is expected to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely average selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs ranges generally from $2 to $3. The typical selling price of our subsystem module products ranges generally from $6 to $25. Throughout the remainder of 2006, we expect the average selling price of our products to slightly decrease, which could have a material adverse impact on our financial condition and results of operations.

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

	Three Months Ended March 31,
	2006	2005
	Restated(1)
Net loss, as reported for prior periods (2)	N/A	$(2,146)
Add stock compensation expense recorded under the intrinsic value method	N/A	142
Less stock-based compensation expense computed under the fair value method (3)		(1,503)

Net loss, including the effect of stock-based compensation expense (4)	$(364)	$(3,507)

Basic and diluted loss per common share, as reported in prior periods (2)	N/A	$(0.07)

Basic and diluted loss per common share, including the effect of stock-based compensation expense (4)	$(0.01)	$(0.07)

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.
(2)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(3)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(4)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2006	2005
	Restated(1)
Net revenue	100%	100%
Cost of revenue	48	48

Gross margin	52	52
Operating expenses:
Research and development	31	34
Selling, general and administrative	30	34
Amortization of intangible assets	—	6

Total operating expenses	61	74

Loss from operations	(9)	(22)
Other income (expense)	7	4

Loss before provision for income taxes	(2)	(18)
Income tax expense	—	—

Net loss	(2)%	(18)%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net Revenue

The following table presents net revenue from each of our product types in the first quarter of 2006 as compared to the first quarter of 2005 (in thousands):

	Three Months Ended March 31,		Change	% Change
	2006	2005
Silicon	$11,401	$8,395	$3,006	35.8%
Modules	3,818	3,664	154	4.2
Other	306	122	184	150.8

Total	$15,525	$12,181	$3,344	27.5%

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

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2006	2005
Scientific-Atlanta (a Cisco company)(1)	23%	26%
Asuspower/Asustek(2)	12%	11%

Ten largest customers(3)	71%	72%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the first quarter of 2006. Net revenue in the first quarter of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the first quarter of 2006, and primarily for the benefit of ARRIS and Terayon in the first quarter of 2005
(3)	Includes respective manufacturing subcontractors

In the first quarter of 2006 and 2005, we recognized 3% and 6%, respectively, of our net revenue upon receipt of payment.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the first quarter of 2006 as compared to the first quarter of 2005 (in thousands):

	Three Months Ended March 31,		Change	% Change
	2006	2005
	Restated(1)
Cost of Revenue	$7,406	$5,815	$1,591	27.4%

Gross Margin	8,119	6,366	1,753	27.5
Gross Margin %	52.3%	52.3%	0.0 pts.

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (R) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended March 31,
	2006	2005
	Restated(1)
Cost of revenue	$13	$—

Research and development	597	—
Selling, general and administrative	798	—

Total stock-based compensation expense included in operating expenses	$1,395	—

Total stock-based compensation expense	$1,408	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

Operating Expenses

The following table presents operating expenses for the first quarter of 2006 as compared to the first quarter of 2005 (in thousands):

	Three Months Ended March 31,		Change	% Change
	2006	2005
	Restated(1)
Research and development	$4,801	$4,093	$708	17.3%
Selling, general and administrative	4,641	4,153	488	11.8%
Amortization of intangibles	—	674	(674)	(100.0)

Total	$9,442	$8,920	$522	5.9%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

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

The increase in research and development expenses in the first quarter of 2006 as compared to the first quarter of 2005 is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and stock-based compensation expense, partially offset by a decrease in prototyping expenses for new silicon projects due to the timing of expenditures and a decrease in depreciation expense. Stock-based compensation expense related to research and development was approximately $0.6 million and $0.1 million in the first quarter of 2006 and 2005, respectively. We expect research and development expenses to increase in 2006 as we intend to increase the number of RF IC and systems technical personnel.

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

The following table presents other income and expense for the first quarter of 2006 and 2005 (in thousands):

	Three Months Ended March 31,		Change	% Change
	2006	2005
Interest income	$903	$505	$398	78.8%
Foreign currency gains (losses), net	59	(110)	169	153.6
Other	27	56	(29)	(51.8)

Total	$989	$451	$538	119.3%

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

Income Taxes

The following table presents our provision for income taxes for the first quarter of 2006 and 2005 (in thousands):

	Three Months Ended March 31,		Change	% Change
	2006	2005
Income tax expense	$30	$43	$(13)	(30.2)%
Effective tax rate	(9.0)%	(2.0)%	(7.0) pts.

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

For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

Net Income (Loss)

The following table presents our net income (loss) for the first quarter of 2006 and 2005 (in thousands):

	Three Months Ended March 31,		Change	% Change
	2006	2005
	Restated(1)
Net income (loss)	$(364)	$(2,146)	$1,782	83.0%
Percent of net revenue	(2.3)%	(17.6)%	15.3 pts.

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

The decrease in net loss in the first quarter of 2006 as compared to the first quarter of 2005 was primarily the result of an increase in net revenue, which resulted in an increase of $1.8 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses due to stock-based compensation expense as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $352.6 million as of March 31, 2006. Our operating history and our business risks, including those risks set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. and under the caption “Risk Factors” in Part II, Item 1A., make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31.
	2006	2006
	Reported	Restated (1)
Net revenue	100%	100%
Cost of revenue	48	48

Gross margin	52	52
Operating expenses:
Research and development	30	31
Selling, general and administrative	30	30
Restructuring costs	—	—
Amortization of intangible assets and goodwill	—	—
Impairments of intangible assets and goodwill	—	—

Total operating expenses	60	61

Loss from operations	(8)	(9)
Other income (expense)	6	7

Loss before benefit for income taxes	(2)	(2)
Income tax expense	—	—

Net Loss	(2%)	(2%)

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first quarter of 2006 and 2005 and at March 31, 2006 and December 31, 2005 (in thousands):

	Three Months Ended March 31,		Change	% Change
	2006	2005
	Restated(1)
Operating cash flows	$(1,392)	$(4,191)	$2,799	66.8%
Investing cash flows	222	(17,722)	17,944	101.3
Financing cash flows	162	76	86	113.2

Capital expenditures	128	273	(145)	(53.1)

Days sales outstanding in accounts receivable	41	46	(5)	(10.9)
Inventory turns	4.1	3.7	0.4	10.8

	March 31, 2006	December 31, 2005	Change	% Change
	Restated(1)
Cash and cash equivalents	$4,119	$5,068	$(949)	(18.7)%
Short-term investments	76,781	77,120	(339)	(0.4)

Total	$80,900	$82,188	$(1,288)	(1.6)%

Accounts receivable, net	7,047	5,911	1,136	19.2
Inventories	7,292	7,944	(652)	(8.2)
Working capital	90,009	88,494	1,515	1.7

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

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

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At March 31, 2006, the unamortized discounts on our investments were insignificant. In the aggregate, our cash, cash equivalents and short-term investments declined by approximately $1.3 million during the first quarter of 2006 as a result of changes in working capital. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

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

See Note 8 of Notes to Unaudited Consolidated Financial Statements.

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

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2011. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2006 was $1.4 million, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the first quarter of 2005 was $0.1 million.

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

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights existing under this plan during the first quarter of 2006 was $1.96. During the first quarter of 2006, we recognized approximately $0.1 million of stock-based compensation expense as a result of this plan.

At March 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $10.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.8 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8 of Notes to Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Our lease for our Germany facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

OTHER FINANCIAL INFORMATION

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 3 of Notes to Unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Background of Restatement

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

As a result of the findings of the Audit Committee and the internal review of management, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 3, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and related disclosures. The amended Annual Report on Form 10-K/A filed contemporaneously herewith also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to:

•	restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2006 and the related disclosures, which restated financial statements are included in this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006; and

•	restate our unaudited condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2005 and the related disclosures, which restated income statements and balance sheets are included in the amended Annual Report on Form 10-K/A for the year ended December 31, 2005, filed contemporaneously herewith.

Effectiveness of Disclosure Controls and Procedures

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

As a result of the findings described in this amended Quarterly Report on Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weaknesses described below existed as of December 31, 2005, as more fully described below in “Management’s Report on Internal Control over Financial Reporting (Restated).” As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). For these reasons, and because there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006, we have now concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

Management’s Report on Internal Control over Financial Reporting (Restated)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to our original assessment of effectiveness and due to the findings described in this amended Quarterly Report on Form 10-Q/A, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the changes to our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006 and concluded that as a result of such changes, we maintained effective internal control over financial reporting as of June 30, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading “Legal Proceedings” in Note 8 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference and is as disclosed in our original Quarterly Report on Form 10-Q filed on April 28, 2006, and has not been updated as part of this amended Quarterly Report on Form 10-Q/A, except for the reference below to Note 2.

See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for more information about legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, the risk factors included in this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 have not been updated for information or events occurring after April 28, 2006, the date of filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

The following risk factor has been added to this amended Quarterly Report on Form 10-Q/A solely to reflect the impact of the restatement described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Audit Committee and Company Findings, Remedial Measures and Related Proceedings,” Item 4, “Controls and Procedures” and Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements included in this Form 10-Q/A:

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

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed against us, certain former executive officers and certain investment banks that served as underwriters of our initial public offering. We have accepted a settlement proposal presented to all issuer defendants and are waiting for final court approval. For additional discussion of this litigation, see Note 8 of Notes to Unaudited Consolidated Financial Statements.

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

ITEM 6. EXHIBITS

Exhibit Number
3.1(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1(2)	General Managing Contract between Microtune GmbH & Co. KG and Mr. Barry F. Koch, dated effective May 17, 2000.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on April 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 22, 2007