Form 10-Q
period 2006-06-30
MICROTUNE INC
filed 2007-01-22
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of January 15, 2007, there were approximately 53,290,164 shares of the Registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

June 30, 2006

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,743	$5,068
Short-term investments	80,968	77,120
Accounts receivable, net	7,555	5,911
Inventories	7,160	7,944
Other current assets	1,684	1,293

Total current assets	100,110	97,336
Property and equipment, net	4,143	4,398
Other assets and deferred charges	1,319	1,587

Total assets	$105,572	$103,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,912	$5,414
Accrued compensation	2,179	1,769
Accrued expenses	1,135	1,651
Deferred revenue	112	8

Total current liabilities	7,338	8,842
Other non-current liabilities	56	54
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares— 53,230 and 52,761, respectively	53	53
Additional paid-in capital	451,574	448,726
Unearned stock compensation	—	(1,105)
Accumulated other comprehensive loss	(995)	(1,013)
Accumulated deficit	(352,454)	(352,236)

Total stockholders’ equity	98,178	94,425

Total liabilities and stockholders’ equity	$105,572	$103,321

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$19,170	$13,487	$34,695	$25,668
Cost of revenue	9,623	5,785	17,029	11,600

Gross margin	9,547	7,702	17,666	14,068
Operating expenses:
Research and development	5,343	3,997	10,144	8,090
Selling, general and administrative	5,025	4,311	9,666	8,464
Amortization of intangible assets	—	674	—	1,348

Total operating expenses	10,368	8,982	19,810	17,902

Loss from operations	(821)	(1,280)	(2,144)	(3,834)
Other income (expense):
Interest income	1,004	583	1,907	1,088
Foreign currency gains (losses), net	92	(107)	151	(217)
Other	—	33	27	89

Income (loss) before provision for income taxes	275	(771)	(59)	(2,874)
Income tax expense (benefit)	129	(21)	159	22

Net income (loss)	$146	$(750)	$(218)	$(2,896)

Net income (loss) per common share:
Basic	$0.00	$(0.01)	$0.00	$(0.06)

Diluted	$0.00	$(0.01)	$0.00	$(0.06)

Weighted-average common shares outstanding:
Basic	53,104	52,126	52,959	52,052

Diluted	55,530	52,126	52,959	52,052

See accompanying notes.

Net income for the second quarter and first half of 2006 included stock-based compensation expense under SFAS No. 123(R) of approximately $1.5 million and $2.9 million, respectively. See Note 1.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(218)	$(2,896)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	741	1,021
Amortization of intangible assets	—	1,348
Foreign currency (gains) losses, net	(151)	217
Stock-based compensation	2,920	309
Loss (gain) on sale of assets	5	(49)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,644)	(327)
Inventories	784	(953)
Other assets	(123)	(1,402)
Accounts payable	(1,502)	(261)
Accrued expenses	(412)	(1,553)
Accrued compensation	410	(59)
Other liabilities	2	—

Net cash provided by (used in) operating activities	812	(4,605)
Investing activities:
Purchases of property and equipment	(491)	(356)
Proceeds from sale of assets	—	51
Proceeds from maturity of held-to-maturity investments	1,620	—
Proceeds from sale of available-for-sale investments	24,650	10,500
Purchase of available-for-sale investments	(30,100)	(30,000)

Net cash used in investing activities	(4,321)	(19,805)
Financing activities:
Proceeds from issuance of common stock	1,033	435

Net cash provided by financing activities	1,033	435
Effect of foreign currency exchange rate changes on cash	151	(217)

Net decrease in cash and cash equivalents	(2,325)	(24,192)
Cash and cash equivalents at beginning of period	5,068	34,515

Cash and cash equivalents at end of period	$2,743	$10,323

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

General

The accompanying unaudited financial statements as of and for the second quarter and first half of 2006 and 2005 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed simultaneously with this report on January 22, 2007.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the second quarter and first half of 2006 and 2005 have been made. Results of operations for the second quarter and first half of 2006 and 2005 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At June 30, 2006, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, included $76.0 million of available-for-sale investments and $5.0 million of held-to-maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At June 30, 2006, we held no long-term investments. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At June 30, 2006, the unamortized discounts on our investments were insignificant.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the second quarter and first half of 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of June 30, 2006 and December 31, 2005.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the second quarter of 2006 and 2005 was a benefit to cost of revenue of approximately $0.1 million and $0.2 million, respectively. The net impact of changes in the inventory valuation allowances for the first half of 2006 and 2005 was a benefit to cost of revenue of approximately $0.4 million and $0.1 million, respectively.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and customer base, have been recorded as the result of our business or asset acquisitions. During the second quarter and first half of 2005, the remaining unamortized intangible assets were being amortized on the straight-line basis over 3 years. Amortization expense on intangible assets was $0.7 million and $1.3 million for the second quarter and first half of 2005, respectively. No amortization expense on intangible assets was recorded in the second quarter and first half of 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2006, no revenue was deferred for products shipped during the quarter. At December 31, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.2 million. All of the revenue deferred at December 31, 2005 was recognized during the first quarter of 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the second quarter of 2006 and 2005, we recognized 10% and 8%, respectively, of our net revenue upon receipt of payment. In the first half of 2006 and 2005, we recognized 7% and 7%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.1 million at June 30, 2006. At December 31, 2005, deferred revenue as a result of customer prepayments was insignificant.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of revenue.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Foreign currency gains (losses), net were $0.1 million and $(0.1) million during the second quarter of 2006 and 2005, respectively. Foreign currency gains (losses), net were $0.2 million and $(0.2) million during the first half of 2006 and 2005, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved at June 30, 2006 and December 31, 2005.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the second quarter and first half of 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Our computation of income (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$146	$(750)	$(218)	$(2,896)

Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	53,104	52,126	52,959	52,052
Weighted average dilutive potential common shares:
Stock options	2,407	—	—	—
Restricted stock units	19	—	—	—
Employee stock purchase plan	—	—	—	—

Weighted average common and dilutive potential common shares	55,530	52,126	52,959	52,052

Diluted income (loss) per common share:	$0.00	$(0.01)	$0.00	$(0.06)

Basic income (loss) per common share:	$0.00	$(0.01)	$0.00	$(0.06)

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	391	9,635	9,325	9,635
Employee stock purchase plan	78	105	73	105

Total anti-dilutive securities excluded	469	9,740	9,398	9,740

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the second quarter and first half of 2006 was $1.5 million and $2.9 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the second quarter and first half of 2005 was $0.2 million and $0.3 million, respectively. See Note 9.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) at June 30, 2006 includes foreign currency translation adjustments of $1.0 million and unrealized gains or losses on investments.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At June 30, 2006, approximately 68% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During the second quarter and first half of 2006 and 2005, charges to write off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of June 30, 2006.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

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

See our amended Annual Report on Form 10-K/A for the year ended December 31, 2005 for a discussion of the financial impact of the Audit Committee’s findings on our restated consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

Cost of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee investigation, the preparation of the restated financial statements and the related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. None of these expenses were incurred in the quarter ended June 30, 2006. We expect to continue to incur substantial expenses in connection with these matters. We may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceedings related to these matters.

Update Regarding SEC Communications

We have informed the SEC of the Audit Committee’s investigation of our stock option grant practices and we intend to cooperate with the SEC in any investigation into this matter.

Stock Option Amendment Agreements with Certain Executive Officers

On December 28, 2006, we entered into Stock Option Amendment Agreements with James A. Fontaine, Chief Executive Officer and President of the Company, Albert H. Taddiken, Chief Operating Officer of the Company, and Robert S. Kirk, Vice President of the Worldwide Sales. The purpose of the agreements was to adjust certain stock option awards held by such executives so that the exercise price of portions of these awards will equal the fair market value of the Company’s common stock on the actual accounting measurement date of such awards, in order to eliminate potential tax liabilities facing these employees.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

The agreements for Messrs. Kirk and Taddiken provide compensation to them in 2008 of $62,804 and $40,957, respectively, and in 2009 of $1,152 and $0, respectively, for the increase in the exercise price of their stock option awards subject to the agreement, provided they are employed by us on those dates. Mr. Fontaine has declined this cash payment and this is reflected in his agreement.

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

4. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Gross accounts receivable	$7,555	$6,143
Deferred revenue	—	(232)

Accounts receivable, net	$7,555	$5,911

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Finished goods	$4,538	$4,768
Work-in-process	2,543	3,131
Raw materials	79	45

Total inventory	$7,160	$7,944

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued non-cancelable inventory purchase obligations	$165	$359
Other	970	1,292

Total accrued expenses	$1,135	$1,651

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 8. The accrued expenses are expected to be paid during the next twelve months.

7. Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at June 30, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the second quarter and first half of 2006 and 2005, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement and changes in valuation allowances and lower foreign tax rates. The provision for taxes during the second quarter and first half of 2006 and 2005 consists of foreign income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During the third quarter of 2005, we recorded a provision for income taxes of approximately $0.1 million relating to certain ongoing foreign reviews and examinations. These foreign reviews and examinations were fully resolved and all tax liabilities were paid during the fourth quarter of 2005 and first quarter of 2006. The tax liabilities paid differed from the previously recorded provision by an insignificant amount.

Subsequent to the end of the second quarter of 2006, we agreed in principle with the German tax authorities to fully resolve a then ongoing review and examination relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. In resolving these matters, we agreed to pay a nominal amount of income tax and interest, agreed to a permanent reduction of our loss carryforward for corporate tax purposes of approximately 2.4 million Euros and agreed to a temporary reduction of our loss carryforward for corporate tax purposes of approximately 0.8 million Euros. Because of our current loss carryforward position in Germany, we do not believe the permanent reduction in our loss carryforward will impact our taxes payable until 2010 or later. The temporary reduction in our loss carryforward will be fully recovered by 2015. As our deferred tax assets are fully reserved, the reductions to our loss carryforward for corporate tax purposes in Germany will not impact our current operating results.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

8. Commitments and Contingencies

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of June 30, 2006 are as follows (in thousands):

Year Ending December 31,
2006	$537
2007	1,041
2008	950
2009	875
2010	871
Thereafter	6,777

$11,051

Rent expense for the second quarter of 2006 and 2005 was $0.3 million, respectively. Rent expense for the first half of 2006 and 2005 was $0.6 million, respectively.

Purchase Commitments

As of January 15, 2007, we had approximately $14.2 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of June 30, 2006, we are unaware of any such claims by any of our customers.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or combined) may materially and adversely affect our financial position, results of operations and liquidity. Moreover, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future. Such matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

Intellectual Property Litigation

From January 24, 2001 until June 13, 2004, Microtune and Broadcom Corporation were adverse parties in numerous litigation proceedings that related to patent infringement and anti-trust litigation. These proceedings were all dismissed under the terms of a settlement entered into on June 13, 2004. See our 2005 amended Annual Report on Form 10-K/A for a description of these proceedings and the settlement.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of our U.S. Patent No. 5,737,035 (‘035 patent) that were previously determined to be valid by a U.S. federal court. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 patent claims undergoing re-examination, confirming certain claims and rejecting others. We responded to the examiner presenting our arguments that these rejected claims were patentable and should be confirmed. On June 20, 2005, the USPTO examiner issued a final office action, confirming certain claims and rejecting others. We responded numerous times to the USPTO and January 23, 2006, the USPTO issued a replacement final office action. On April 11, 2006, the USPTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” and on November 7, 2006, the USPTO issued an “Ex Parte Reexamination Certificate” officially terminating the re-examination proceedings.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants several investment banking firms that served as underwriters of our initial public offering, and in one instance, naming Microtune and several of our former officers. The complaints were brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The consolidated complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933, as amended (1933 Act Claims) and §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. Similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases were consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. The Court denied the motions to dismiss the claims.

We accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs will dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases will guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers will pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants will not be required to pay any money in the settlement. However, any payment made by the insurers will be charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments will be divided by the number of cases that settle). If the pro rata charge exceeds the amount of insurance coverage for an issuer, that issuer would be responsible for additional payments. The proposal also provides that the insurers will pay for the company’s legal fees going forward. On December 5, 2006, the U.S. Second Circuit Court of Appeals reversed the district court’s ruling certifying the consolidated cases as class actions. The issuer defendants’ settlement is contingent upon final approval by the district court. It cannot be determined at this time what effect this ruling will have on the settlement.

9. Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On June 30, 2006, 53,229,611 rights were outstanding.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors or designated committee establishes the terms of each option granted under the 1996 Stock Option Plan. The stock options granted under this plan generally vest over 4 to 5 years and have a maximum contractual life of 10 years. At June 30, 2006, we had no options available for grant and 663,486 options granted and outstanding under the 1996 Stock Option Plan. At June 30, 2006, we had reserved 663,486 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

In August 2000, we adopted the 2000 Stock Plan. The 2000 Stock Plan, as amended, provides for incentive stock options, nonqualified stock options, restricted stock and restricted stock units to be granted to our employees and consultants. Our Board of Directors or designated committees establish the terms of each option granted under the 2000 Stock Plan. The stock options granted under this plan generally vest over 3 to 5 years and have a maximum contractual life of 10 years. During the second quarter of 2006, our Board of Directors approved an executive bonus program for the year 2006 (2006 Executive Bonus Plan) covering executive officers and providing for bonus compensation, to the extent any such compensation is earned, to be paid exclusively through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 93,000 restricted stock units were awarded under the 2006 Executive Bonus Plan. The number of total restricted stock units that will ultimately vest and result in the issuance of underlying shares to the executive officers is calculated based on certain scoring factors, as defined in the Plan, including net revenue and adjusted profitability for 2006 and the achievement of certain business goals as of December 31, 2006. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2007. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. At June 30, 2006, we had 3,139,000 awards available for grant and 8,117,921 options and 93,000 restricted stock units granted and outstanding under the 2000 Stock Plan. At June 30, 2006, we had reserved 11,349,921 shares of common stock for issuance upon exercise of options or grant of other equity awards pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. The stock options granted under this plan generally vest over 2 to 3 years and have a maximum contractual life of 10 years. At June 30, 2006, we had 393,000 options available for grant and 485,750 options granted and outstanding under the Directors’ Stock Option Plan. At June 30, 2006, we had reserved 878,750 shares of common stock for issuance upon exercise of options granted pursuant to the Directors’ Stock Option Plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. The stock options granted under this plan generally vest over 4 years and have a maximum contractual life of 10 years. At June 30, 2006, we had no options available for grant and 57,650 options granted and outstanding under the Transilica Stock Option Plan. At June 30, 2006, we had reserved 57,650 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

On November 1, 2006, we temporarily ceased all activities under our 1996 Stock Option Plan, 2000 Stock Plan, Directors’ Stock Option Plan and Employee Stock Purchase Plan due to the pending restatement of certain historical financial statements as announced on that date. See Note 2, “Restatement of Consolidated Financial Statements.” We expect to resume normal activities under these plans once the restatement is complete.

A summary of our stock option activity, excluding restricted stock units, and related information for the year ended December 31, 2005 and the first half of 2006 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2004	6,726,862	$2.94
Granted	3,298,260	3.94
Exercised	(519,316)	1.96
Canceled	(251,903)	3.63

Balance at December 31, 2005	9,253,903	$3.33
Granted	542,500	5.90
Exercised	(338,953)	1.97
Canceled	(132,643)	3.18

Balance at June 30, 2006	9,324,807	$3.53

The total intrinsic value of options exercised during the second quarter and first half of 2006 was approximately $0.9 million and $1.2 million, respectively. During the second quarter and first half of 2006, there were no grants to non-employees.

The following presents certain information about outstanding stock options, excluding restricted stock units, at June 30, 2006 (in thousands, except years and per share data):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.13 -$ 0.20	26,167	1.2	$0.15	$160	26,167	$0.15	$160
$ 0.38 -$ 0.88	537,784	3.5	0.82	2,926	537,784	0.82	2,926
$ 1.25 -$ 1.85	156,587	5.2	1.52	742	123,222	1.52	584
$ 1.94 -$ 2.85	3,188,640	7.1	2.47	12,085	2,204,795	2.46	8,378
$ 2.92 -$ 4.35	3,381,489	8.7	3.77	8,420	586,822	3.56	1,584
$ 4.47 -$ 6.64	1,859,973	8.4	5.10	2,158	456,718	4.79	671
$ 7.75 -$10.40	65,067	5.0	9.30	—	65,067	9.30	—
$ 12.35 -$15.45	106,100	5.0	13.81	—	98,717	13.90	—
$ 26.52 -$37.88	3,000	4.3	28.41	—	3,000	28.41	—

$ 0.13 -$37.88	9,324,807	7.7	$3.53	$26,491	4,102,292	$3.02	$14,303

The aggregate intrinsic value in the table above is based on the closing price of our common stock of $6.26 as of June 30, 2006.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

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

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including employee stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenue	$12	$—	$25	$—

Research and development	634	—	1,231	—
Selling, general and administrative	858	—	1,656	—

Total stock-based compensation expense included in operating expenses	$1,492	—	$2,887	—

Total stock-based compensation expense	$1,504	$—	$2,912	$—

The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for the second quarter and first half of 2005 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported for prior periods (1)	N/A	$(750)	N/A	$(2,896)
Add stock compensation expense recorded under the intrinsic value method	N/A	167	N/A	309
Less stock-based compensation expense computed under the fair value method (2)		(1,216)		(2,719)

Net income (loss), including the effect of stock-based compensation expense (3)	$146	$(1,799)	$(218)	$(5,306)

Basic and diluted loss per common share, as reported in prior periods (1)	N/A	$(0.03)	N/A	$(0.10)

Basic net income (loss) per common share, including the effect of stock-based compensation expense (3)	$0.00	$(0.03)	$0.00	$(0.10)

Diluted net income (loss) per common share, including the effect of stock-based compensation expense (3)	$0.00	$(0.03)	$0.00	$(0.10)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

The weighted-average estimated value of the stock options granted during the second quarter and first half of 2006 was approximately $3.53 per share and $3.35 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	59.6%	62.3%
Risk-free interest rate	4.9%	4.6%
Expected dividends	0.0%	0.0%
Expected term (years)	5.0	5.0

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

The per share value of the restricted stock units granted during the second quarter of 2006 under the 2006 Executive Bonus Plan was $6.40 using our closing stock-price on the grant date.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights outstanding under this plan during the second quarter and first half of 2006 was $2.08 and $2.02, respectively. During the second quarter and first half of 2006, we recognized approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense as a result of this plan.

At June 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $10.1 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.8 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

See Note 2 for a discussion of the Audit Committee’s independent investigation into our stock option grant practices.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

10. Geographic Information and Significant Customers

Our corporate headquarters and principal design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $0.3 million and $(0.8) million for the second quarter of 2006 and 2005, respectively. Net income (loss) from foreign operations totaled $0.9 million and $(0.6) million for the first half of 2006 and 2005, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	$6,303	$4,058	$12,066	$9,433
Europe	2,866	2,510	5,699	4,692
Asia Pacific	9,976	6,919	16,904	11,514
Other	25	—	26	29

Total	$19,170	$13,487	$34,695	$25,668

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Scientific-Atlanta (a Cisco company)(1)	19%	19%	21%	23%
Asuspower/Asustek(2)	18%	17%	16%	14%
Arkian(3)	11%
Panasonic		11%
Samsung Electro-Mechanics		10%

Ten largest customers(4)	81%	79%	75%	72%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the second quarter and first half of 2006. Net revenue in the second quarter and first half of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the second quarter and first half of 2006 and 2005.
(3)	Primarily for the benefit of LG Electronics in the second quarter of 2006.
(4)	Includes respective manufacturing subcontractors

The locations of property and equipment are summarized below (in thousands):

	June 30, 2006	December 31, 2005
North America	$3,049	$3,139
Europe	844	893
Asia Pacific	250	366

Total	$4,143	$4,398

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the impact of new accounting pronouncements related to the expensing of stock options on our future results, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, and our ability to successfully address new markets where competition is intense.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements as a result of various factors, some of which are described under the caption “Part II, Item 1A. Risk Factors” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Part II, Item 1A. below and in our other filings with the SEC which describes some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to make an investment in our stock. You should also read “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3.

You should also read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Part I, Item 1, “Financial Statements.”

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

Taxes. As described above, certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as ISOs, requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or NQs. Given the significant differences in the tax treatment between ISOs and NQs, we underreported or underwithheld certain payroll taxes for those options which were exercised during the period through June 30, 2006. We have recorded certain tax liabilities related to these issues in the period of exercise with related penalties and interest charged in subsequent periods, except for periods closed by the statute of limitations where no liability is recorded. We intend to pursue a negotiated settlement with the IRS as soon as practicable, however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In the aggregate, the financial impact of these tax errors was approximately $0.6 million and are included in the Category 5 adjustment.

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

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. None of these expenses were incurred in the quarter ended June 30, 2006. We expect to continue to incur substantial expenses in connection with these matters. For example, we also may incur expenses of up to approximately $1.0 million in order to resolve certain Section 409A tax issues, resulting from misdated stock option grants to certain of our employees. In addition, we may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceeding related to these matters.

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

The cable, digital TV and automotive markets are intensely competitive and historically have seen rapid changes in demand. Our markets are also characterized as having short product life cycles due to rapid technological changes. This may result in rapidly decreasing average selling prices, which makes product cost reduction efforts, involving both product design and manufacturing processes, critical. The volatility of demand within our target markets makes it difficult for us to identify and discuss business trends or to predict future results.

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

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers (cable) within the cable, digital TV and automotive markets. The devices or applications that our customers produce include cable TV set-top boxes; cable high-speed data modems; cable high-speed voice modems enabling cable-based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including HDTVs; PC/TV multimedia products; and mobile TVs. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenues are generated through the efforts of our sales organization. However, we generated approximately 25% and 13% of our net revenue from sales made through distributors in the second quarter of 2006 and 2005, respectively. We generated approximately 21% and 10% of our net revenue from sales made through distributors in the first half of 2006 and 2005, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•	Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is expected to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs ranges generally from $2 to $3. The typical selling price of our subsystem module products ranges generally from $6 to $25. Throughout the remainder of 2006, we expect the average selling price of our products to remain flat or slightly decrease; however, more significant decreases could have a material adverse impact on our gross margins, financial condition and results of operations.

•	Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. Beginning January 1, 2006, stock-based compensation is recorded in operating expenses in accordance with SFAS No. 123(R) and will result in a material charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

•	Other Income and Expense: We analyze the individual components of other income and expense. We also analyze interest income and the rate of return earned on our cash and cash equivalents and short-term investments.

•	Liquidity and Cash Flows: Our cash flows are primarily driven by our net income. The primary source of our liquidity is our cash and cash equivalents and short-term investments. From period to period, we experience fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and shares purchased under our employee stock purchase program.

•	Balance Sheet: We view cash and cash equivalents, short-term and long-term investments, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective-transition method. The adoption of SFAS No. 123(R) had a significant negative impact on our operating results in the second quarter and first half of 2006 and is expected to have a significant negative impact on future periods. The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for the second quarter and first half of 2005 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported for prior periods (1)	N/A	$(750)	N/A	$(2,896)
Add stock compensation expense recorded under the intrinsic value method	N/A	167	N/A	309
Less stock-based compensation expense computed under the fair value method (2)		(1,216)		(2,719)

Net income (loss), including the effect of stock-based compensation expense (3)	$146	$(1,799)	$(218)	$(5,306)

Basic and diluted loss per common share, as reported in prior periods (1)	N/A	$(0.03)	N/A	$(0.10)

Basic income (loss) per common share, including the effect of stock-based compensation expense (3)	$0.00	$(0.03)	$0.00	$(0.10)

Diluted income (loss) per common share, including the effect of stock-based compensation expense (3)	$0.00	$(0.03)	$0.00	$(0.10)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%
Cost of revenue	50	43	49	45

Gross margin	50	57	51	55
Operating expenses:
Research and development	28	29	29	32
Selling, general and administrative	26	32	28	33
Amortization of intangible assets	—	5	—	5

Total operating expenses	54	66	57	70

Loss from operations	(4)	(9)	(6)	(15)
Other income (expense)	5	4	6	4

Income (loss) before provision for income taxes	1	(5)	0	(11)
Income tax expense	—	—	—	—

Net income (loss)	1%	(5)%	0%	(11)%

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Revenue

The following table presents net revenue from each of our product types in the second quarter and first half of 2006 as compared to the second quarter and first half of 2005 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Silicon	$15,432	$9,831	$5,601	57.0%	$26,832	$18,226	$8,606	47.2%
Modules	3,716	3,653	63	1.7	7,535	7,317	218	3.0
Other	22	3	19	633.3	328	125	203	162.4

Total	$19,170	$13,487	$5,683	42.1%	$34,695	$25,668	$9,027	35.2%

The increase in net revenue in the second quarter of 2006 as compared to the second quarter of 2005 is primarily the result of increased shipments of silicon tuner and amplifier products for cable and digital TV markets, partially offset by decreased shipments of module products for cable markets. In addition, the increase in net revenue in the second quarter of 2006 is the result of increased shipments for automotive markets. Silicon tuner unit shipments increased approximately 92% from the second quarter of 2005 to the second quarter of 2006, primarily in cable and digital TV markets and the change in module unit shipments was insignificant. We expect net revenues to grow approximately 20 to 22% for the year 2006, primarily due to design wins in the cable and digital TV markets and growth from existing designs.

The increase in net revenue in the first half of 2006 as compared to the first half of 2005 is primarily the result of increased shipments of silicon tuner and amplifier products for cable and digital TV markets, partially offset by decreased shipments of module products for cable and digital TV markets and decreased shipments of silicon upconverter products for cable markets. The increase in shipments for automotive markets also contributed to the increase in net revenue in the first half of 2006. Silicon tuner unit shipments increased approximately 68% from the first half of 2005 to the first half of 2006, primarily in cable and digital TV markets and the change in module unit shipments was insignificant.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Scientific-Atlanta (a Cisco company)(1)	19%	19%	21%	23%
Asuspower/Asustek(2)	18%	17%	16%	14%
Arkian(3)	11%
Panasonic		11%
Samsung Electro-Mechanics		10%

Ten largest customers(4)	81%	79%	75%	72%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the second quarter and first half of 2006. Net revenue in the second quarter and first half of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the second quarter and first half of 2006 and 2005.
(3)	Primarily for the benefit of LG Electronics in the second quarter of 2006.
(4)	Includes respective manufacturing subcontractors

In the second quarter of 2006 and 2005, we recognized 10% and 8%, respectively, of our net revenue upon receipt of payment. In the first half of 2006 and 2005, we recognized 7% and 7%, respectively, of our net revenue upon receipt of payment.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the second quarter and first half of 2006 as compared to the second quarter and first half of 2005 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Cost of Revenue	$9,623	$5,785	$3,838	66.3%	$17,029	$11,600	$5,429	46.8%

Gross Margin	9,547	7,702	1,845	23.9%	17,666	14,068	3,598	25.6%
Gross Margin %	49.8%	57.1%	(7.3) pts.		50.9%	54.8%	(3.9) pts.

Gross margin increased in the second quarter of 2006 as compared to the second quarter of 2005 primarily due to an approximate $5.7 million increase in net revenue. Gross margin percentage in the second quarter of 2006 as compared to the second quarter of 2005 decreased primarily due to a one-time cost of revenue credit of approximately $0.7 million realized in conjunction with the transition of our third-party contract manufacturer for our module products during the second quarter of 2005. In addition, gross margin percentage in the second quarter of 2006 as compared to the second quarter of 2005 was negatively impacted by a change in the product and customer mix of our silicon tuner products for cable and digital TV markets, decreased revenue from our silicon upconverter products for cable markets, which generally have a higher gross margin percentage as compared to other products and a decreased benefit from changes in inventory valuation allowances. Gross margin percentage in the second quarter of 2006 as compared to the second quarter of 2005 was positively impacted by increased revenue from our silicon products as a percentage of net revenue, which generally have a higher gross margin percentage compared to the mix of products sold in the second quarter of 2005. We expect our gross margin percentage to remain fairly flat throughout 2006.

Gross margin increased in the first half of 2006 as compared to the first half of 2005 primarily due to an approximate $9.0 million increase in net revenue. Gross margin percentage in the first half of 2006 as compared to the first half of 2005 decreased primarily due to a one-time cost of revenue credit of approximately $0.7 million realized in conjunction with the transition of our third-party contract manufacturer for our module products during the second quarter of 2005. In addition, gross margin percentage in the first half of 2006 as compared to the first half of 2005 was negatively impacted by a change in the product mix of our silicon tuner products for cable and digital TV markets and decreased revenue from our silicon upconverter products for cable markets, which generally have a higher gross margin percentage as compared to other products. Gross margin percentage in the first half of 2006 as compared to the first half of 2005 was positively impacted by increased revenue from our silicon products as a percentage of net revenue, which generally have a higher gross margin percentage compared to the mix of products sold in the first half of 2005, and an increased benefit from changes in inventory valuation allowances.

Our cost of revenue for the second quarter of 2006 and 2005 did not include approximately $0.2 million and $0.2 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowances for the second quarter of 2006 and 2005 was a benefit to cost of revenue of approximately $0.1 million and $0.2 million, respectively.

Our cost of revenue for the first half of 2006 and 2005 did not include approximately $0.6 million and $0.4 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowances for the first half of 2006 and 2005 was a benefit to cost of revenue of approximately $0.4 million and $0.1 million, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenue	$12	$—	$25	$—

Research and development	634	—	1,231	—
Selling, general and administrative	858	—	1,656	—

Total stock-based compensation expense included in operating expenses	$1,492	—	$2,887	—

Total stock-based compensation expense	$1,504	$—	$2,912	$—

Operating Expenses

The following table presents operating expenses for the second quarter and first half of 2006 as compared to the second quarter and first half of 2005 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Research and development	$5,343	$3,997	$1,346	33.7%	$10,144	$8,090	$2,054	25.4%
Selling, general and administrative	5,025	4,311	714	16.6	9,666	8,464	1,202	14.2
Amortization of intangibles	—	674	(674)	(100.0)	—	1,348	(1,348)	(100.0)

Total	$10,368	$8,982	$1,386	15.4%	$19,810	$17,902	$1,908	10.6%

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

The increase in research and development expenses in the second quarter of 2006 as compared to the second quarter of 2005 is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and stock-based compensation expense and an increase in prototyping expenses for new silicon projects due to the timing of these expenditures, partially offset by a decrease in depreciation expense. Stock-based compensation expense related to research and development was approximately $0.6 million and $0.1 million in the second quarter of 2006 and 2005, respectively. We expect research and development expenses to increase in 2006 as we intend to increase the number of RF IC and systems technical personnel.

The increase in research and development expenses in the first half of 2006 as compared to the first half of 2005 is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and stock-based compensation expense and an increase in prototyping expenses for new silicon projects due to the timing of these expenditures, partially offset by a decrease in depreciation expense. Stock-based compensation expense related to research and development was approximately $1.2 million and $0.2 million in the first half of 2006 and 2005, respectively.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 67 issued United States utility patents and have more than 40 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The increase in selling, general and administrative expenses in the second quarter of 2006 as compared to the second quarter of 2005 is primarily due to an increase in stock-based compensation expense, personnel-related expenses and accounting fees, partially offset by a decrease in legal expenses and directors’ and officers’ insurance expense. Stock-based compensation expense related to selling, general and administrative was $0.9 million and $0.1 million in the second quarter of 2006 and 2005, respectively. Directors’ and officers’ insurance expense decreased as a result of a reduced annual premium effective September 2005. We expect selling, general and administrative expenses to increase significantly in 2006 primarily due to increased accounting and legal fees associated with our investigation into stock option granting practices and the related restatement of certain historical financial statements (See Note 2, “Restatement of Consolidated Financial Statements” to the Notes to Unaudited Financial Statements) but to a lesser extent due to various expense categories driven by higher anticipated net revenue.

The increase in selling, general and administrative expenses in the first half of 2006 as compared to the first half of 2005 is primarily due to an increase in stock-based compensation expense and accounting fees, partially offset by a decrease in legal expenses, directors’ and officers’ insurance expense and other insurance expenses. Stock-based compensation expense related to selling, general and administrative was $1.7 million and $0.1 million in the first half of 2006 and 2005, respectively. Directors’ and officers’ insurance expense decreased as a result of a reduced annual premium effective September 2005. The results in the first half of 2005 include an approximate $0.3 million reimbursement of legal expenses from our insurance carriers related to our securities and derivative litigation. See our 2005 amended Annual Report on Form 10-K/A for a description of these proceedings.

Amortization of Intangible Assets

In the second quarter and first half of 2005, amortization of intangible assets resulted principally from our acquired patents. Our intangible assets were fully amortized as of September 30, 2005.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for the second quarter and first half of 2006 and 2005 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Interest income	$1,004	$583	$421	72.2%	$1,907	$1,088	$819	75.3%
Foreign currency gains (losses), net	92	(107)	199	186.0	151	(217)	368	169.6
Other	—	33	(33)	(100.0)	27	89	(62)	(69.7)

Total	$1,096	$509	$587	115.3%	$2,085	$960	$1,125	117.2%

The increase in interest income in the second quarter and first half of 2006 as compared to the second quarter and first half of 2005 is primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents our provision for income taxes for the second quarter and first half of 2006 and 2005 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change	% Change	2006	2005	Change		% Change
Income tax expense (benefit)	$129	$(21)	$150	714.3%	$159	$22	$137		622.7%

Effective tax rate	46.9%	2.7%	44.2 pts.		(269.5)%	(0.8)%	(268.7	) pts.

In the second quarter and first half of 2006 and 2005, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement and stock-based compensation expense, changes in valuation allowances and lower foreign tax rates. The provision for taxes during second quarter of 2006 consists of foreign income taxes.

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at June 30, 2006 and December 31, 2005.

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

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During the third quarter of 2005, we recorded a provision for income taxes of approximately $0.1 million relating to certain ongoing foreign reviews and examinations. These foreign reviews and examinations were fully resolved and all tax liabilities were paid during the fourth quarter of 2005 and first quarter of 2006. The tax liabilities paid differed from the previously recorded provision by an insignificant amount.

Subsequent to the end of the second quarter of 2006, we agreed in principle with the German tax authorities to fully resolve a then ongoing review and examination relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. In resolving these matters, we agreed to pay a nominal amount of income tax and interest, agreed to a permanent reduction of our loss carryforward for corporate tax purposes of approximately 2.4 million Euros and agreed to a temporary reduction of our loss carryforward for corporate tax purposes of approximately 0.8 million Euros. Because of our current loss carryforward position in Germany, we do not believe the permanent reduction in our loss carryforward will impact our taxes payable until 2010 or later. The temporary reduction in our loss carryforward will be fully recovered by 2015. As our deferred tax assets are fully reserved, the reductions to our loss carryforward for corporate tax purposes in Germany will not impact our current operating results.

Net Income (Loss)

The following table presents our net income (loss) for the second quarter and first half of 2006 and 2005 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change	% Change	2006	2005	Change	%Change
Net income (loss)	$146	$(750)	$896	119.5%	$(218)	$(2,896)	$2,678	92.5%

Percent of net revenue	0.8%	(5.5)%	6.3 pts.		(0.6)%	(11.3)%	10.7 pts.

The increase in net income in the second quarter of 2006 as compared to the second quarter of 2005 was primarily the result of an increase in net revenue, which resulted in an increase of $1.8 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses due to stock-based compensation expense as described above.

The increase in net income in the first half of 2006 as compared to the first half of 2005 was primarily the result of an increase in net revenue, which resulted in an increase of $3.6 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses due to stock-based compensation expense as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $352.5 million as of June 30, 2006. Our operating history and our business risks, including those risks set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3., under the caption “Risk Factors” in Part II, Item 1A. and in our other filings with the SEC make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following tables present key components of our liquidity and capital resources for the second quarter and first half of 2006 and 2005 and at June 30, 2006 and December 31, 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005	Change	% Change
Operating cash flows	$812	$(4,605)	$5,417	117.6%
Investing cash flows	(4,321)	(19,805)	15,484	78.2
Financing cash flows	1,033	435	598	137.5

Capital expenditures	491	356	135	37.9

Days sales outstanding in accounts receivable	39	43	(4)	(9.3)
Inventory turns	4.8	2.9	1.9	65.5

	June 30, 2006	December 31, 2005	Change	% Change
Cash and cash equivalents	$2,743	$5,068	$(2,325)	(45.9)%
Short-term investments	80,968	77,120	3,848	5.0

Total	$83,711	$82,188	$1,523	1.9%

Accounts receivable, net	7,555	5,911	1,644	27.8
Inventories	7,160	7,944	(784)	(9.9)
Working capital	92,772	88,494	4,278	4.8

The increase in cash provided by operating activities resulted primarily from improved operating results and lesser impact from working capital increases in inventories, other assets and accrued expenses, partially offset by working capital changes in accounts receivable and accounts payable due to the timing of cash receipts and disbursements. Cash operating results improved in the second quarter and first half of 2006 as compared to the second quarter and first half of 2005 due to increased revenues, reduced cash operating expenses and increased interest income as described above.

In the first half of 2006 and 2005, our primary use of cash from investing activities was the purchase of available-for-sale investments, partially offset by the sale of available-for-sale investments to achieve higher returns on our investments.

In the first half of 2006 and 2005, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our Employee Stock Purchase Plan.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At June 30, 2006, the unamortized discounts on our investments were insignificant. In the aggregate, our cash, cash equivalents and short-term investments increased by approximately $1.5 million during the first half of 2006 as a result of improved cash operating results and changes in working capital. We currently have no long-term debt. See Note 1 of Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and foreign locations. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of June 30, 2006 are as follows (in thousands):

Year Ending December 31,
2006	$537
2007	1,041
2008	950
2009	875
2010	871
Thereafter	6,777

$11,051

Rent expense for the second quarter of 2006 and 2005 was $0.3 million and $0.3 million, respectively. Rent expense for the first half of 2006 and 2005 was $0.6 million and $0.6 million, respectively.

Purchase Commitments

As of January 15, 2007, we had approximately $14.2 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our product of a third party’s intellectual property. As of June 30, 2006, we are unaware of any such claims by any of our customers.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2006, no revenue was deferred for products shipped during the quarter. At December 31, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.2 million. All of the revenue deferred at December 31, 2005 was recognized during the first quarter of 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the second quarter of 2006 and 2005, we recognized 10% and 8%, respectively, of our net revenue upon receipt of payment. In the first half of 2006 and 2005, we recognized 7% and 7%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.1 million as of June 30, 2006 and insignificant as of December 31, 2005.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the second quarter and first half of 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of June 30, 2006 and December 31, 2005.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the second quarter of 2006 and 2005 was a benefit to cost of revenue of approximately $0.1 million and $0.2 million, respectively. The net impact of changes in the inventory valuation allowances for the first half of 2006 and 2005 was a benefit to cost of revenue of approximately $0.4 million and $0.1 million, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved at June 30, 2006 and December 31, 2005.

We have established a valuation allowance to fully reserve our net deferred tax assets at June 30, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the second quarter and first half of 2006 was $1.5 million and $2.9 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the second quarter and first half of 2005 was $0.2 million and $0.3 million, respectively.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2006.

At June 30, 2006, we have five stock-based compensation plans covering employees and directors, including four stock option plans and our employee stock purchase plan. During the second quarter of 2006, we granted our employees approximately 283,000 stock options with exercise prices ranging from $5.18 to $6.64 per share. The stock options generally vest over the following three to five years. The weighted-average estimated value of the stock options granted during the second quarter of 2006 was $3.53 per share, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	59.6%	62.3%
Risk-free interest rate	4.9%	4.6%
Expected dividends	0.0%	0.0%
Expected term (years)	5.0	5.0

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

During the second quarter of 2006, our Board of Directors approved an executive bonus program for the year 2006 (2006 Executive Bonus Plan) covering executive officers and providing for bonus compensation, to the extent any such compensation is earned, to be paid exclusively through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 93,000 restricted stock units were awarded under the 2006 Executive Bonus Plan. The number of total restricted stock units that will ultimately vest and result in the issuance of underlying shares to the executive officers is calculated based on certain scoring factors, as defined in the Plan, including net revenue and adjusted profitability for 2006 and the achievement of certain business goals as of December 31, 2006. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2007. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. The value of the restricted stock units granted during the second quarter of 2006 was $6.40 per unit using our closing stock-price on the grant date. During the second quarter of 2006, we recognized approximately $0.1 million of stock-based compensation expense as a result of this plan.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights existing under this plan during the second quarter and first half of 2006 was $2.08 and $2.02, respectively. During the second quarter and first half of 2006, we recognized approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense as a result of this plan.

At June 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $10.1 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.8 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8 “Commitments and Contingencies” to the Notes to Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Our lease for our Germany facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 8 “Commitments and Contingencies” to the Notes to Unaudited Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the financial information required under this Item 3 from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

As a result of the findings of the Audit Committee and the internal review of management, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 3, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and related disclosures. The amended Annual Report on Form 10-K/A, filed contemporaneously herewith, also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to:

•	restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2006 and the related disclosures, which restated financial statements are included in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, filed contemporaneously herewith; and

•	restate our unaudited condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2005 and the related disclosures, which restated income statements and balance sheets are included in the amended Annual Report on Form 10-K/A for the year December 31, 2005, filed contemporaneously herewith.

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

As a result of the findings described in this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weaknesses described below existed as of December 31, 2005, as more fully described below in “Management’s Report on Internal Control over Financial Reporting (Restated).” As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). For these reasons, we have now concluded that our disclosure controls and procedures were not effective as of December 31, 2005 and as of March 31, 2006.

We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). As a result of the changes made to our internal controls over financial reporting in the second quarter of 2006, which are discussed below, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to our original assessment of effectiveness and due to the findings described in this Quarterly Report on Form 10-Q, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

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

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

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

Furthermore, the Audit Committee issued a report to our Board of Directors in December 2006 recommending certain additional improvements to our stock option granting procedures. We adopted their recommendations, which along with the remedial actions that we had taken in June 2006, had the effect of further strengthening our controls related to our stock option granting procedures. The additional control procedures recommended by the Audit Committee and approved by our Board include the following:

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2006, we made certain changes to our internal control over financial reporting with regard to certain controls and procedures surrounding the administration of our equity compensation plans, including the controls and procedures related to stock option grants discussed above. Specifically, we added controls to ensure the accuracy and timeliness of stock option granting paperwork and related approvals; the correctness of fair market value pricing for each grant; and communication among the executive, accounting, legal and human resource departments to ensure potential accounting or legal issues are identified and resolved.

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

PART II .

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 8 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for more information about legal proceedings.

ITEM 1A. RISK FACTORS

Our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (2005 10-K/A) includes a detailed discussion of our risk factors and our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 (First Quarter 10-Q/A) includes material amendments and updates to certain of these risk factors and incorporates additional risk factors not included in our 2005 10-K/A.

The information presented below sets forth material changes from the risk factors previously disclosed in our 2005 10-K/A and First Quarter 10-Q/A. The description of these material changes does not represent a comprehensive list of risk factors that could cause our actual results to differ from those that are currently anticipated and therefore should be read in conjunction with the risk factors and other information disclosed in our 2005 10-K/A, First Quarter 10-Q/A and our other filings with the SEC.

The risk factor set forth immediately below has been added to describe risks related to our stock option grant practices and restatement:

The matters relating to the investigation by the Audit Committee of our Board of Directors into our stock option granting practices and the restatement of our consolidated financial statements may result in future litigation or regulatory inquiries which could harm our financial results.

On July 27, 2006, we announced that the Audit Committee of the Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the time from our initial public offering in August 2000 through June 2006.

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

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. We cannot assure you that any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business.

We voluntarily contacted the SEC regarding the Audit Committee’s review and our representatives expect to meet with the SEC to discuss the findings of the Audit Committee’s investigation in detail. We intend to cooperate with the SEC in any investigation into these matters.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for stock option grants, the SEC may also disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grant measurement date errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from The NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements for further information.

The risk factor set forth immediately below has been modified to describe risks related to new technological requirements of the mobile TV market segment:

Market specific risks affecting the mobile TV market segment within the digital TV market could impair our ability to compete successfully in this new market segment.

The market for mobile TV is new and is characterized by various market-specific risks, any of which may adversely affect our ability to compete in this new market segment.

Examples of market-specific risks affecting the mobile TV market segment include:

•	the risk that the mobile TV market segment may develop more slowly than expected or not develop at all;

•	the risk that we will fail to achieve or continue to achieve design wins with major mobile phone manufacturers;

•	the risk that we will fail to effectively partner with strategic demodulator partners who are necessary to effectively market our products and secure design wins with major mobile phone manufacturers, or even if we are initially successful in partnering with such strategic demodulator partners, that they will develop or market their own tuner, system-in-package (SIP) or system-on-chip (SOC) mobile TV solutions rather than continuing to market our joint solution;

•	the risk that products that we develop with a partner, such as a SIP or SOC, will not be available on a timeframe acceptable to mobile phone manufacturers or may not meet necessary performance levels or cost targets;

•	the risk that other companies with more focused engineering efforts will compete effectively against us;

•	the risk that we may overallocate our engineering resources to the development of mobile TV products, only to fail to penetrate this market segment and consequently, harm other areas of our product development;

•	the risk that even if we are successful initially, we may have difficulty sustaining our market position as the mobile TV market segment will likely be highly competitive with extreme pricing pressure and price erosion;

•	the risk that solutions that integrate the tuner and demodulator on one chip (SOC) or in one package (SIP) will be more compelling to potential customers than our discrete silicon tuner solutions;

•	the risk that SIP or SOC solutions will be adopted as the preferred implementation by mobile phone manufacturers and we fail to successfully partner with major demodulator manufacturers to support SIP or SOC solutions;

•	the risk that tuners fabricated in CMOS to enable or to aid integration with the CMOS demodulator in a SIP or SOC solution will be favored over our tuner solutions fabricated in SiGe;

•	the risk that mobile TV broadcasting formats other than DVB-H, such as MediaFLO™, that our products do not currently support will gain greater acceptance than DVB-H and possibly become the universally adopted standard in the mobile TV market segment; and

•	the risk that multi-standard, poly-band, universal TV tuners will be preferred by mobile phone manufacturers and our multi-standard, poly-band, universal TV tuners may not meet performance expectations or be available in the necessary timeframe.

To the extent our efforts to penetrate the mobile TV market segment are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business prospects, financial condition and results of operations.

The risk factor set forth immediately below has been modified to describe risks related to competition by module tuner suppliers, our inability to meet customer performance requirements, the timing of open customer design windows and new technological requirements:

Market-specific risks affecting the television, digital TV set-top converter box and television peripheral market segments of the digital TV market could impair our ability to compete successfully in that market.

The market for digital TV applications in televisions, digital TV set-top converter boxes and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting this market segment include:

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will continue to be used by OEMs and will be viewed as more attractive by our current and potential customers including the use by our potential customers of “captive” module tuner suppliers due to more favorable economics;

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that the suppliers of module tuners who currently sell tuners to television manufacturers that we are currently targeting with our silicon tuner, may dramatically lower their prices, including to levels below their cost, in order to protect their existing relationships, thereby making our silicon tuners undesirable from an economic standpoint;

•	the risk that we will be unable to develop silicon tuners that meet the performance requirements of our customers;

•	risks related to systems integration and other risks, including the timing of open design windows, inherent in the highly complex design-in process of the products designed to address this market;

•	the risk that we will not be able to finalize the highly complex design-in process for a particular customer application during the narrow customer design window;

•	the risk that module products implementing our silicon tuners will not be selected by potential end customers due to the economics of the entire module solution where other components are unattractively priced;

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs;

•	the risk that an influx of entrants into the digital TV market due to a faster than expected transition to all digital will accelerate average selling price erosion; and

•	the risk that multi-standard, poly-band, universal TV tuners will be preferred by digital TV manufacturers and our multi-standard, poly-band, universal TV tuners may not meet performance expectations or be available in the necessary timeframe.

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

The risk factor set forth immediately below has been added to describe risks related to our design-in activities and customer design windows:

If we do not complete our design-in activities before a customer’s design window closes, we will lose the design opportunity which could have a material adverse impact on our business, results of operations and future prospects.

The timing of our design-in activities with key customers and prospective customers may not align with their open design windows, which may or may not be known to us, making design win predictions more difficult. It may be difficult for us to determine our customer’s design window timing. If we miss a particular customer’s design window, we may be forced to wait an entire year or even longer for the next opportunity to compete for the customer’s next design. Because the timing of our design-in activities with key customers and prospective customers are not always aligned with these customers’ open design windows, it is extremely difficult for us to make design win predictions. Any failure to complete a design-in during a customer’s design window may eliminate or substantially delay revenues from certain target customers and markets, which could have a material adverse effect on our business, results of operations and future prospects.

The risk factor set forth immediately below has been added to describe risks related to our ability to retain key personnel and our ability to attract and retain qualified engineering personnel:

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

Additionally, we may have to explore the possibility of opening design centers in locations where attractive candidates prefer to live. We opened a design center in Plantation, Florida in February 2006 and in Longmont, Colorado in September, 2006 in order to acquire additional engineering talent. To the extent we pursue the strategy of opening additional remote locations, our cost structure may increase at a higher rate than if attractive candidates were employed at existing facilities.

The competition for attracting qualified candidates is intense, particularly in the RF silicon and RF systems industries. Our ability to attract qualified candidates is essential to any success we may have in the future. For the reasons described above, there can be no assurance that we will be able to continue to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our RF products in the future.

The risk factor set forth immediately below has been modified to describe risks related to the difficulty experienced by our customers in forecasting the demand for their new products, which could cause our quarterly results to fluctuate:

We expect our quarterly results of operations to continue to fluctuate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2006, the Company held its Annual Meeting. The Company received 48,395,937 shares represented in person or by valid proxies, constituting 91.56% of the 52,854,599 shares outstanding on the record date of March 15, 2006. The Company submitted three proposals to its stockholders for consideration, and all three proposals were approved. With regard to the proposals offered for consideration, the following votes were cast:

Proposal 1: Election of Directors

At the Annual Meeting, stockholders voted in the election of directors. Each of Microtune’s eight directors were nominated for election. As a result of the election, Messrs. Ciciora, Clardy, Craddock, Fontaine, LeVecchio, Marren, Tai, and White were duly elected as directors of the Company to serve until the 2007 annual meeting of stockholders. The results of the voting were as follows:

Nominee	For	% of Voting	% of Outstanding	Withheld	% of Voting Withheld	% of Outstanding Withheld
Walter S. Ciciora	47,503,565	98.16	89.88	892,372	1.84	1.69
James H. Clardy	47,501,231	98.16	89.87	894,706	1.84	1.69
Steven Craddock	48,147,769	99.49	91.09	248,168	0.51	0.47
James A. Fontaine	48,146,935	99.49	91.09	249,002	0.51	0.47
Anthony J. LeVecchio	48,145,469	99.49	91.09	250,468	0.51	0.47
Bernard T. Marren	47,502,565	98.16	89.87	893,372	1.84	1.69
William P. Tai	48,147,969	99.49	91.10	247,968	0.51	0.47
A. Travis White	48,146,869	99.49	91.09	249,068	0.51	0.47

Proposal 2: Approval of the Amendment and Restatement of the Company’s 2000 Stock Plan to Allow for the Award of Restricted Stock, to Provide for a Limitation on the Number of Shares of Restricted Stock that may be Awarded Under the 2000 Stock Plan and to make Certain Technical Revisions and Improvements to the 2000 Stock Plan

At the Annual Meeting, stockholders voted on a proposal to amend and restate the Company’s 2000 Stock Plan to allow for the award of restricted stock, to provide for a limitation on the number of shares of restricted stock that may be awarded under the Plan and to make certain technical revisions and improvements to the Plan. The results of the voting were as follows:

	Shares	% of Voting	% of Outstanding
For	11,574,317	57.14	21.90
Against	8,676,884	42.84	16.42
Abstain	5,281	0.02	0.00
Broker Non-Vote	28,139,455	N/A	N/A

Proposal 3: Ratification of Appointment of Independent Auditors

At the Annual Meeting, stockholders voted on a proposal to ratify the appointment of Ernst & Young L.L.P. as independent auditors for the fiscal year ending December 31, 2006. The results of the voting were as follows:

	Shares	% of Voting	% of Outstanding
For	47,962,653	99.10	90.74
Against	416,073	0.86	0.79
Abstain	17,210	0.04	0.03

Proposals by stockholders that are intended to be presented at our 2007 annual meeting of stockholders (the “2007 Annual Meeting”) must be received at the Company’s principal executive offices no later than November 30, 2006, in order to be considered for possible inclusion in the Proxy Statement and form of Proxy relating to the 2007 Annual Meeting.

ITEM 6. EXHIBITS

Exhibit Number
3.1	(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2	(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1	(2)	Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.2	(3)	Description of Microtune, Inc. 2006 Executive Bonus Program.

10.3	(3)	Form of Common Stock Equivalent Agreement for the Amended and Restated Microtune, Inc. 2000 Stock Plan.

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 8, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 22, 2007