Form 10-Q
period 2006-09-30
MICROTUNE INC
filed 2007-01-22
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

MICROTUNE, INC.

FORM 10-Q

September 30, 2006

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19,602	$5,068
Short-term investments	62,773	77,120
Accounts receivable, net	7,637	5,911
Inventories	9,134	7,944
Other current assets	2,339	1,293

Total current assets	101,485	97,336
Property and equipment, net	4,208	4,398
Other assets and deferred charges	1,121	1,587

Total assets	$106,814	$103,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,894	$5,414
Accrued compensation	2,265	1,769
Accrued expenses	2,139	1,651
Deferred revenue	62	8

Total current liabilities	8,360	8,842
Other non-current liabilities	57	54
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares— 53,274 and 52,761, respectively	53	53
Additional paid-in capital	453,317	448,726
Unearned stock compensation	—	(1,105)
Accumulated other comprehensive loss	(990)	(1,013)
Accumulated deficit	(353,983)	(352,236)

Total stockholders’ equity	98,397	94,425

Total liabilities and stockholders’ equity	$106,814	$103,321

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$17,965	$16,351	$52,660	$42,019
Cost of revenue	9,071	8,201	26,100	19,801

Gross margin	8,894	8,150	26,560	22,218
Operating expenses:
Research and development	5,172	4,083	15,316	12,173
Selling, general and administrative	6,331	3,897	15,997	12,361
Amortization of intangible assets	—	660	—	2,008

Total operating expenses	11,503	8,640	31,313	26,542

Loss from operations	(2,609)	(490)	(4,753)	(4,324)
Other income (expense):
Interest income	1,117	662	3,024	1,750
Foreign currency gains (losses), net	(38)	6	113	(211)
Other	4	4	31	93

Income (loss) before provision for income taxes	(1,526)	182	(1,585)	(2,692)
Income tax expense (benefit)	3	72	162	94

Net income (loss)	$(1,529)	$110	$(1,747)	$(2,786)

Net income (loss) per common share:
Basic	$(0.03)	$0.00	$(0.03)	$(0.05)

Diluted	$(0.03)	$0.00	$(0.03)	$(0.05)

Weighted-average common shares outstanding:
Basic	53,249	52,341	53,055	52,148

Diluted	53,249	56,814	53,055	52,148

See accompanying notes.

Net income for the third quarter and first three quarters of 2006 included stock-based compensation expense under SFAS No. 123(R) of approximately $1.7 million and $4.6 million, respectively. See Note 1.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(1,747)	$(2,786)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,141	1,474
Amortization of intangible assets	—	2,008
Foreign currency (gains) losses, net	(113)	211
Stock-based compensation	4,584	606
Loss (gain) on sale of assets	3	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,726)	(1,553)
Inventories	(1,190)	571
Other assets	(580)	(1,369)
Accounts payable	(1,520)	(510)
Accrued expenses	542	(1,094)
Accrued compensation	496	27
Other liabilities	3	—

Net cash used in operating activities	(107)	(2,460)
Investing activities:
Purchases of property and equipment	(961)	(447)
Proceeds from sale of assets	7	58
Proceeds from maturity of held-to-maturity investments	1,620	—
Proceeds from sale of available-for-sale investments	47,600	33,800
Purchase of available-for-sale investments	(34,850)	(59,300)

Net cash provided by (used in) investing activities	13,416	(25,889)
Financing activities:
Proceeds from issuance of common stock	1,112	746

Net cash provided by financing activities	1,112	746
Effect of foreign currency exchange rate changes on cash	113	(211)

Net increase (decrease) in cash and cash equivalents	14,534	(27,814)
Cash and cash equivalents at beginning of period	5,068	34,515

Cash and cash equivalents at end of period	$19,602	$6,701

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

General

The accompanying unaudited financial statements as of and for the third quarter and first three quarters of 2006 and 2005 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed simultaneously with this report on January 22, 2007.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the third quarter and first three quarters of 2006 and 2005 have been made. Results of operations for the third quarter and first three quarters of 2006 and 2005 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital TV and automotive electronics markets characterized by intense competition and rapidly changing technology, on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution and on the successful development and marketing of new products in new and existing markets. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See Item 1A, “Risk Factors” below.

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

September 30, 2006

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At September 30, 2006, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, included $57.8 million of available-for-sale investments and $5.0 million of held-to-maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At September 30, 2006, we held no long-term investments. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At September 30, 2006, the unamortized discounts on our investments were insignificant.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the third quarter and first three quarters of 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2006 and December 31, 2005.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the third quarter of 2006 and 2005 was a charge (benefit) to cost of revenue of approximately $0.4 million and $(0.1) million, respectively. The net impact of changes in the inventory valuation allowances for the first three quarters of 2006 was insignificant. The net impact of changes in the inventory valuation allowances for the first three quarters 2005 was a benefit to cost of revenue of approximately $0.2 million.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets, which consist primarily of acquired patents and customer base, have been recorded as the result of our business or asset acquisitions. During the third quarter and first three quarters of 2005, the remaining unamortized intangible assets were being amortized on the straight-line basis over 3 years. Amortization expense on intangible assets was $0.7 million and $2.0 million for the third quarter and first three quarters of 2005, respectively. No amortization expense on intangible assets was recorded in the third quarter and first three quarters of 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2006 and December 31, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.1 million and $0.2 million, respectively. All of the revenue deferred at December 31, 2005 was recognized during the first quarter of 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the third quarter of 2006 and 2005, we recognized 1% and 2%, respectively, of our net revenue upon receipt of payment. In the first three quarters of 2006 and 2005, we recognized 5% and 5%, respectively, of our net revenue upon receipt of payment.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of September 30, 2006 and December 31, 2005.

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

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Foreign currency gains (losses), net were insignificant during the third quarter of 2006 and 2005. Foreign currency gains (losses), net were $0.1 million and $(0.2) million during the first three quarters of 2006 and 2005, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved at September 30, 2006 and December 31, 2005.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the third quarter of 2006 and first three quarters of 2006 and 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Our computation of income (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(1,529)	$110	$(1,747)	$(2,786)

Diluted earnings (loss) per common and dilutive potential common share:
Weighted average common shares outstanding	53,249	52,341	53,055	52,148
Weighted average dilutive potential common shares:
Stock options	—	4,401	—	—

Restricted stock units	—	—	—	—
Employee stock purchase plan	—	72	—	—

Weighted average common and dilutive potential common shares	53,249	56,814	53,055	52,148

Diluted income (loss) per common share:	$(0.03)	$0.00	$(0.03)	$(0.05)

Basic income (loss) per common share:	$(0.03)	$0.00	$(0.03)	$(0.05)

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options	9,674	232	9,674	9,493
Employee stock purchase plan	81	—	71	159

Total anti-dilutive securities excluded	9,755	232	9,745	9,652

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the third quarter and first three quarters of 2006 was $1.7 million and $4.6 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 was $0.3 million and $0.6 million for the third quarter and first three quarters of 2005, respectively. See Note 9.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operating losses, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) at September 30, 2006 includes foreign currency translation adjustments of $1.0 million and unrealized gains or losses on investments.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At September 30, 2006, approximately 66% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During the third quarter and first three quarters of 2006 and 2005, charges to write off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of September 30, 2006.

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

September 30, 2006

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

Cost of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. We incurred approximately $1.4 million in the quarter ended September 30, 2006. We expect to continue to incur substantial expenses in connection with these matters. We may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceedings related to these matters.

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

September 30, 2006

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

4. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Gross accounts receivable	$7,724	$6,143
Deferred revenue	(87)	(232)

Accounts receivable, net	$7,637	$5,911

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$5,001	$4,768
Work-in-process	4,045	3,131
Raw materials	88	45

Total inventory	$9,134	$7,944

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued non-cancelable inventory purchase obligations	$437	$359
Accrued accounting and audit fees	590	364
Accrued legal fees	505	61
Other	607	867

Total accrued expenses	$2,139	$1,651

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 8. The accrued expenses are expected to be paid during the next twelve months.

7. Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at September 30, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the third quarter and first three quarters of 2006 and 2005, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency, remeasurement, changes in valuation allowances and lower foreign tax rates. The provision for taxes during the third quarter and first three quarters of 2006 and 2005 consists of foreign income taxes.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

8. Commitments and Contingencies

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of September 30, 2006 are as follows (in thousands):

Year Ending December 31,
2006	$295
2007	1,055
2008	909
2009	834
2010	830
Thereafter	6,331

$10,254

Rent expense for the third quarter of 2006 and 2005 was $0.4 million and $0.3 million, respectively. Rent expense for the first three quarters of 2006 and 2005 was $1.0 million and $0.9 million, respectively.

Purchase Commitments

As of January 15, 2007, we had approximately $14.2 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of September 30, 2006, we are unaware of any such claims by any of our customers.

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

Intellectual Property Litigation

From January 24, 2001 until June 13, 2004, Microtune and Broadcom Corporation were adverse parties in numerous litigation proceedings that related to patent infringement and anti-trust litigation. These proceedings were all dismissed under the terms of a settlement entered into on June 13, 2004. See our amended 2005 Annual Report on Form 10-K/A filed contemporaneously herewith for a description of these proceedings and the settlement.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of our U.S. Patent No. 5,737,035 (‘035 patent) that were previously determined to be valid by a U.S. federal court. The USPTO issued an order granting the re-examination proceeding on January 8, 2004. On September 14, 2004, the USPTO examiner assigned to the re-examination issued an action with respect to the patentability of the ‘035 patent claims undergoing re-examination, confirming certain claims and rejecting others. We responded to the examiner presenting our arguments that these rejected claims were patentable and should be confirmed. On June 20, 2005, the USPTO examiner issued a final office action, confirming certain claims and rejecting others. We responded numerous times to the USPTO and January 23, 2006, the USPTO issued a replacement final office action. On April 11, 2006, the USPTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” and on November 7, 2006, the USPTO issued an “Ex Parte Reexamination Certificate,” terminating the re-examination proceedings.

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

9. Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On September 30, 2006, 53,274,435 rights were outstanding.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors or designated committee establishes the terms of each option granted under the 1996 Stock Option Plan. The stock options granted under this plan generally vest over 4 to 5 years and have a maximum contractual life of 10 years. At September 30, 2006, we had no options available for grant and 644,152 options granted and outstanding under the 1996 Stock Option Plan. At September 30, 2006, we had reserved 644,152 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

In August 2000, we adopted the 2000 Stock Plan. The 2000 Stock Plan, as amended, provides for incentive stock options, nonqualified stock options, restricted stock and restricted stock units to be granted to our employees and consultants. Our Board of Directors or designated committees establish the terms of each option granted under the 2000 Stock Plan. The stock options granted under this plan generally vest over 3 to 5 years and have a maximum contractual life of 10 years. During the second quarter of 2006, our Board of Directors approved an executive bonus program for the year 2006 (2006 Executive Bonus Plan) covering executive officers and providing for bonus compensation, to the extent any such compensation is earned, to be paid exclusively through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 93,000 restricted stock units were awarded under the 2006 Executive Bonus Plan. The number of total restricted stock units that will ultimately vest and result in the issuance of underlying shares to the executive officers is calculated based on certain scoring factors, as defined in the Plan, including net revenue and adjusted profitability for 2006 and the achievement of certain business goals as of December 31, 2006. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2007. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. At September 30, 2006, we had 2,759,558 shares available for grant and 8,471,873 options and 93,000 restricted stock units granted and outstanding under the 2000 Stock Plan. At September 30, 2006, we had reserved 11,324,431 shares of common stock for issuance upon exercise of options or grant of other equity awards granted pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. The stock options granted under this plan generally vest over 2 to 3 years and have a maximum contractual life of 10 years. At September 30, 2006, we had 378,000 options available for grant and 500,750 options granted and outstanding under the Directors’ Stock Option Plan. At September 30, 2006, we had reserved 878,750 shares of common stock for issuance upon exercise of options granted pursuant to the Directors’ Stock Option Plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. The stock options granted under this plan generally vest over 4 years and have a maximum contractual life of 10 years. At September 30, 2006, we had no options available for grant and 57,650 options granted and outstanding under the Transilica Stock Option Plan. At September 30, 2006, we had reserved 57,650 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

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

A summary of our stock option activity, excluding restricted stock units, and related information for the year ended December 31, 2005 and the first three quarters of 2006 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2004	6,726,862	$2.94
Granted	3,298,260	3.94
Exercised	(519,316)	1.96
Canceled	(251,903)	3.63

Balance at December 31, 2005	9,253,903	$3.33
Granted	952,500	5.82
Exercised	(383,777)	1.94
Canceled	(148,201)	3.41

Balance at September 30, 2006	9,674,425	$3.63

The total intrinsic value of options exercised during the third quarter and first three quarters of 2006 was approximately $0.2 million and $1.4 million, respectively. During the third quarter and first three quarters of 2006, there were no grants to non-employees.

The following presents certain information about outstanding stock options, excluding restricted stock units, at September 30, 2006 (in thousands, except years and per share data):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.13 -$ 0.20	26,167	1.01	$0.15	$123	26,167	$0.15	$123
$ 0.38 -$ 0.88	518,450	3.19	0.82	2,095	518,450	0.82	2,095
$ 1.25 -$ 1.85	155,587	4.9	1.52	520	128,554	1.52	429
$ 1.94 -$ 2.85	3,168,526	6.9	2.47	7,573	2,378,991	2.46	5,710
$ 2.92 -$ 4.35	3,377,447	8.5	3.77	3,681	624,044	3.56	811
$ 4.47 -$ 6.64	2,254,081	8.5	5.21	—	505,396	4.85	5
$ 7.75 -$10.40	65,067	4.7	9.30	—	65,067	9.30	—
$ 12.35 -$15.45	106,100	4.8	13.81	—	103,467	13.83	—
$ 26.52 -$37.88	3,000	4.1	28.41	—	3,000	28.41	—

$ 0.13 -$37.88	9,674,425	7.5	$3.63	$13,992	4,353,136	$3.05	$9,173

The aggregate intrinsic value in the table above is based on the closing price of our common stock of $4.86 as of September 30, 2006.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

See Note 2 for a discussion of the Audit Committee’s independent investigation into our stock plan grant practices.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue	$14	$—	$39	$—

Research and development	672	—	1,903	—
Selling, general and administrative	976	—	2,632	—

Total stock-based compensation expense included in operating expenses	$1,648	—	$4,535	—

Total stock-based compensation expense	$1,662	$—	$4,574	$—

The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for the third quarter and first three quarters of 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005(1)
Net income (loss), as reported for prior periods (1)	N/A	$110	N/A	$(2,786)
Add stock compensation expense recorded under the intrinsic value method	N/A	297	N/A	606
Less stock-based compensation expense computed under the fair value method (2)		(1,687)		(4,406)

Net income (loss), including the effect of stock-based compensation expense (3)	$(1,529)	$(1,280)	$(1,747)	$(6,586)

Basic and diluted loss per common share, as reported in prior periods (1)	N/A	$0.00	N/A	$(0.05)

Basic net income (loss) per common share, including the effect of stock-based compensation expense (3)	$(0.03)	$(0.02)	$(0.03)	$(0.13)

Diluted net income (loss) per common share, including the effect of stock-based compensation expense (3)	$(0.03)	$(0.02)	$(0.03)	$(0.13)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

The weighted-average estimated value of the stock options granted during the third quarter and first three quarters of 2006 was approximately $3.12 per share and $3.25 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	57.8%	60.3%
Risk-free interest rate	5.1%	4.8%
Expected dividends	0.0%	0.0%
Expected term (years)	5.0	5.0

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

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights outstanding under this plan during the third quarter and first three quarters of 2006 was $1.98 and $2.01, respectively. During the third quarter and first three quarters of 2006, we recognized approximately $0.1 million and $0.4 million, respectively, of stock-based compensation expense as a result of this plan.

At September 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $9.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.7 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

See Note 2 for a discussion of the Audit Committee’s independent investigation into our stock plan grant practices.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

10. Geographic Information and Significant Customers

Our corporate headquarters and principal design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $0.4 million and $(0.2) million for the third quarter of 2006 and 2005, respectively. Net income (loss) from foreign operations totaled $1.3 million and $(0.8) million for the first three quarters of 2006 and 2005, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	$6,234	$5,573	$18,300	$15,006
Europe	2,918	2,272	8,616	6,964
Asia Pacific	8,777	8,506	25,681	20,021
Other	36	—	63	28

Total	$17,965	$16,351	$52,660	$42,019

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Scientific-Atlanta (a Cisco company)(1)	25%	22%	22%	22%
Asuspower/Asustek(2)	17%	25%	16%	18%

Ten largest customers(3)	78%	82%	76%	75%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Revenue generated from Cisco, excluding Scientific-Atlanta, in the third quarter and first three quarters of 2006 was insignificant. Net revenue in the third quarter and first three quarters of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the third quarter and first three quarters of 2006 and 2005.
(3)	Includes respective manufacturing subcontractors.

The locations of property and equipment are summarized below (in thousands):

	September 30, 2006	December 31, 2005
North America	$2,849	$3,139
Europe	1,005	893
Asia Pacific	354	366

Total	$4,208	$4,398

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

On December 29, 2006, we announced that the Audit Committee had completed its investigation and had made certain determinations. As a result of the Audit Committee’s investigation, we have recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period. In January 2007, we determined to restate our selected consolidated financial data as of and for the years ended December 31, 2000 and 1999. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterizations of stock option recipients; (2) modifications to stock option grants; (3) employee stock purchase plan administration deficiencies; (4) stock option grants to non-employees; and (5) related tax liabilities, including those associated with the misclassification of certain stock option grants as incentive stock options, or ISOs, and consequently, the underreporting or underwithholding of payroll taxes on certain stock option exercises.

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

Inappropriate Practices Prior to August 12, 2003. The Audit Committee has identified the following inappropriate practices, each of which occurred prior to the appointment of Mr. Fontaine on August 12, 2003:

•	We followed a regular practice of backdating stock option grants to each new employee to the date corresponding to the lowest closing stock price during approximately a one to two week period after such new employee’s start date. Once a favorable price was selected, other (non-new employee) grants planned during the same timeframe were also generally dated with the date selected to take advantage of the low exercise price. Grants of this type consisted of approximately 1.0 million stock options and involved a large number of individual granting actions. The total financial impact of these errors account for less than $0.4 million of the Category 1 adjustment. New measurement date determinations for this category were generally based on documentation in the corporate minute books indicating when listings of stock prices for a range of dates were printed and/or electronic date stamping showing when the granting action documentation was prepared. The Audit Committee concluded that granting actions were signed on the same date the stock price range page was printed, leading us to conclude that this was the most likely measurement date.

•	On several occasions, in order to select favorable exercise prices for certain newly-hired executives or other senior personnel, we created employment records to establish start dates (and grant dates) that preceded the date they actually began working for us. We do not currently employ any person who benefited from this practice. The total financial impact of these errors, included in the Category 1 adjustment, was approximately $1.2 million and consists of three instances involving four individuals who received an aggregate of 580,000 stock options. For two of these instances, which involved three individuals, the actual start dates were determined to be later than the stated start and grant dates through an examination of the employees’ personnel or payroll files and through a review of email messages dated weeks after the stated start and grant dates, describing the intent of prior senior management to create fictitious start dates for these employees such that favorable exercise prices could be selected. Both of these grants were approved by unanimous written consent, or UWC, with “effective dates” that preceded the date that they were actually signed. Based on an analysis of electronic date stamping information and an examination of the original documentation, we have concluded that the UWC was actually signed on the date of the Compensation Committee meeting and have determined that such date is the most likely measurement date for these grants. The total financial impact of errors for these instances was approximately $1.0 million. For the other instance, which involved one individual, the approval of the grant did not occur until several weeks after the stated grant date. This grant was also approved by a UWC with an “effective date” that preceded the date the UWC was actually signed. We determined the measurement date for this grant to be the date that final approval was received from the Compensation Committee as evidenced by the receipt of an electronic signature page and supporting electronic date stamping evidence. The total financial impact of this error for this grant was approximately $0.2 million.

•	We backdated certain other stock option grants by selecting a grant date and corresponding exercise price that preceded the date that we actually determined to make such grants. In some cases, these stock option grants were backdated by several months. The total financial impact of these errors was approximately $4.2 million and is included in the Category 1 adjustment. For example, on one occasion, for a grant to eleven members of management totaling 439,000 stock options, the approval of the grant did not occur until several weeks after the stated grant date. This grant was approved by a UWC of our Compensation Committee with an “effective date” that preceded the date the UWC was actually signed. We determined the measurement date for this grant to be the date that final approval was received from the Compensation Committee as evidenced by receipt of an electronic signature page and supporting electronic date stamping evidence. The total financial impact for this single error was approximately $2.2 million. On another occasion, for a grant to five members of management totaling 490,000 stock options, the approval of the grant did not occur until several weeks after the stated grant date. This grant was approved by a UWC with an “effective date” that preceded the date the UWC was actually signed. Based on an analysis of electronic date stamping and an examination of original documentation, we have concluded that the UWC was actually signed on the date of the Compensation Committee meeting and that such date is the most likely measurement date for this grant. The total financial impact of this error was approximately $0.7 million and is included in the Category 1 adjustment.

•	In two instances involving a large number of employees, stock options were granted and subsequently regranted using a lower exercise price. The re-grant was not properly accounted for using variable accounting. The total financial impact for these errors was $0.1 million and is included in the Category 1 adjustment.

•	Until August 2004, conditions were in place to allow option holders to select an exercise date (and associated price for calculating any tax impact) up to three days earlier than the date we actually received the employees’ notices of exercise and payment of the exercise price but only for transactions where the employee desired to exercise and “hold” the shares. For cashless exercises, this alternative was not available. In August 2004, the settlement of our stock option exercises was transitioned to a third-party provider, which precluded the possibility of any further occurrences of exercise date manipulation. Due to inconclusive evidence, the Audit Committee could not determine whether this was a widespread practice; however, it did confirm that exercise date manipulation occurred in seven instances. We recorded a nominal amount of compensation expense for these seven instances based on the specific evidence supporting a finding of manipulation. For other stock option exercises, we have determined that slightly more than 50 percent were not dated such that the most favorable exercise price, during the three day period, was obtained. We have therefore determined that the likelihood is remote that these transactions were manipulated. In other cases, a number of transactions exist for which the evidence is inconclusive such that we could not eliminate the possibility that these exercise dates were manipulated; however, we have determined that no additional compensation expense would need to be recorded. If certain of these transactions are later challenged and determined to have been manipulated, we can reduce or eliminate the financial impact to us by amending the previously filed W-2 forms for the affected employees and our related net operating loss carryforward. Under one possible scenario, we have estimated the potential additional compensation charge, net of tax, to be between approximately $0.2 million and $0.3 million if amended W-2 forms are not filed.

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

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $2.9 million through December 31, 2006 related to these matters. We incurred approximately $1.4 million in the quarter ended September 30, 2006. We expect to continue to incur substantial expenses in connection with these matters. For example, we may also incur expenses of up to approximately $1.0 million in order to resolve certain Section 409A tax issues resulting from misdated stock options to certain of our employees. In addition, we may be obligated to indemnify and advance legal expenses to certain current and former officers pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers for legal proceedings related to these matters.

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

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers (cable) within the cable, digital TV and automotive markets. The devices or applications that our customers produce include cable TV set-top boxes; cable high-speed data modems; cable high-speed voice modems enabling cable-based digital phone services; car audio, video and antenna amplifier systems; digital/analog TVs, including HDTVs; PC/TV multimedia products; and mobile TVs. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenues are generated through the efforts of our sales organization. However, we generated approximately 18% and 10% of our net revenue from sales made through distributors in the third quarter of 2006 and 2005, respectively. We generated approximately 20% and 11% of our net revenue from sales made through distributors in the first three quarters of 2006 and 2005, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

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

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective-transition method. The adoption of SFAS No. 123(R) had a significant negative impact on our operating results in the third quarter and first three quarters of 2006 and is expected to have a significant negative impact on future periods. The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for the third quarter and first three quarters of 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss), as reported for prior periods (1)	N/A	$110	N/A	$(2,786)
Add stock compensation expense recorded under the intrinsic value method	N/A	297	N/A	606
Less stock-based compensation expense computed under the fair value method (2)		(1,687)		(4,406)

Net income (loss), including the effect of stock-based compensation expense (3)	$(1,529)	$(1,280)	$(1,747)	$(6,586)

Basic and diluted loss per common share, as reported in prior periods (3)	N/A	$0.00	N/A	$(0.05)

Basic income (loss) per common share, including the effect of stock-based compensation expense (3)	$(0.03)	$(0.02)	$(0.03)	$(0.13)

Diluted income (loss) per common share, including the effect of stock-based compensation expense (3)	$(0.03)	$(0.02)	$(0.03)	$(0.13)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%
Cost of revenue	50	50	50	47

Gross margin	50	50	50	53
Operating expenses:
Research and development	29	25	29	29
Selling, general and administrative	35	24	30	29
Amortization of intangible assets	—	4	—	5

Total operating expenses	64	53	59	63

Loss from operations	(14)	(3)	(9)	(10)
Other income (expense)	6	4	6	4

Income (loss) before provision for income taxes	(8)	1	(3)	(6)
Income tax expense	—	—	—	—

Net income (loss)	(8)%	1%	(3)%	(6)%

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Revenue

The following table presents net revenue from each of our product types in the third quarter and first three quarters of 2006 as compared to the third quarter and first three quarters of 2005 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Silicon	$13,763	$12,787	$976	7.6%	$40,595	$31,013	$9,582	30.9%
Modules	4,173	3,535	638	18.0	11,708	10,853	855	7.9
Other	29	29	—	—	357	153	204	133.3

Total	$17,965	$16,351	$1,614	9.9%	$52,660	$42,019	$10,641	25.3%

The increase in net revenue in the third quarter of 2006 as compared to the third quarter of 2005 is primarily the result of increased shipments of silicon tuner products for cable and digital TV markets, partially offset by decreased shipments of amplifier products for cable markets. In addition, the increase in net revenue in the third quarter of 2006 is the result of increased shipments for automotive markets. Silicon tuner unit shipments increased approximately 34% from the third quarter of 2005 to the third quarter of 2006, primarily in cable and digital TV markets and the change in module unit shipments was insignificant. Silicon amplifier unit shipments decreased approximately 65% from the third quarter of 2005 to the third quarter of 2006, primarily in cable and other markets. We expect net revenues to grow approximately 20 to 22% for the year 2006, primarily due to design wins in the cable and digital TV markets and growth from existing designs.

The increase in net revenue in the first three quarters of 2006 as compared to the first three quarters of 2005 is primarily the result of increased shipments of silicon tuner and amplifier products for cable and digital TV markets, partially offset by decreased shipments of module products for cable and digital TV markets and decreased shipments of silicon upconverter products for cable markets. The increase in shipments for automotive markets also contributed to the increase in net revenue in the first three quarters of 2006. Silicon tuner unit shipments increased approximately 54% from the first three quarters of 2005 to the first three quarters of 2006, primarily in cable and digital TV markets and the change in module unit shipments was insignificant. Silicon amplifier unit shipments decreased approximately 15% from the first three quarters of 2005 to the first three quarters of 2006, primarily in other markets.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Scientific-Atlanta (a Cisco company)(1)	25%	22%	22%	22%
Asuspower/Asustek(2)	17%	25%	16%	18%

Ten largest customers(3)	78%	82%	76%	75%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Revenue generated from Cisco, excluding Scientific-Atlanta, in the third quarter and first three quarters of 2006 was insignificant. Net revenue in the third quarter and first three quarters of 2005 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in the third quarter and first three quarters of 2006 and 2005.
(3)	Includes respective manufacturing subcontractors.

In the third quarter of 2006 and 2005, we recognized 1% and 2%, respectively, of our net revenue upon receipt of payment. In the first three quarters of 2006 and 2005, we recognized 5% of our net revenue upon receipt of payment.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the third quarter and first three quarters of 2006 as compared to the third quarter and first three quarters of 2005 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Cost of Revenue	$9,071	$8,201	$870	10.6%	$26,100	$19,801	$6,299	31.8%

Gross Margin	8,894	8,150	744	9.1	26,560	22,218	4,342	19.5
Gross Margin %	49.5%	49.8%	(0.3) pts.		50.4%	52.9%	(2.5) pts.

Gross margin increased in the third quarter of 2006 as compared to the third quarter of 2005 primarily due to an approximate $1.6 million increase in net revenue. Gross margin percentage in the third quarter of 2006 as compared to the third quarter of 2005 decreased due to changes in the product and customer mix of our silicon tuner products for cable and digital TV markets and a decreased benefit from changes in inventory valuation allowances. We expect our gross margin percentage to remain fairly flat throughout 2006.

Gross margin increased in the first three quarters of 2006 as compared to the first three quarters of 2005 primarily due to an approximate $10.6 million increase in net revenue. Gross margin percentage in the first three quarters of 2006 as compared to the first three quarters of 2005 decreased primarily due to a one-time cost of revenue credit of approximately $0.7 million realized in conjunction with the transition of our third-party contract manufacturer for our module products during the second quarter of 2005. In addition, gross margin percentage in the first three quarters of 2006 as compared to the first three quarters of 2005 was negatively impacted by a change in the product mix of our silicon tuner products for cable and digital TV markets and decreased revenue from our silicon upconverter products for cable markets, which generally have a higher gross margin percentage as compared to other products. Gross margin percentage in the first three quarters of 2006 as compared to the first three quarters of 2005 was positively impacted by increased revenue from our silicon products as a percentage of net revenue, which generally have a higher gross margin percentage compared to the mix of products sold in the first three quarters of 2005.

Our cost of revenue for the third quarter of 2006 and 2005 did not include approximately $0.3 million and $0.4 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowances for the third quarter of 2006 and 2005 was a charge (benefit) to cost of revenue of approximately $0.4 million and $(0.1) million, respectively.

Our cost of revenue for the first three quarters of 2006 and 2005 did not include approximately $0.9 million and $0.8 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowances for the first three quarters of 2006 was insignificant. The net impact of changes in the inventory valuation allowances for the first three quarters of 2005 was a benefit to cost of revenue of approximately $0.2 million.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue	$14	$—	$39	$—

Research and development	672	—	1,903	—
Selling, general and administrative	976	—	2,632	—

Total stock-based compensation expense included in operating expenses	$1,648	—	$4,535	—

Total stock-based compensation expense	$1,662	$—	$4,574	$—

Operating Expenses

The following table presents operating expenses for the third quarter and first three quarters of 2006 as compared to the third quarter and first three quarters of 2005 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Research and development	$5,172	$4,083	$1,089	26.7%	$15,316	$12,173	$3,143	25.8%
Selling, general and administrative	6,331	3,897	2,434	62.5%	15,997	12,361	3,636	29.4%
Amortization of intangibles	—	660	(660)	(100.0)	—	2,008	(2,008)	(100.0)

Total	$11,503	$8,640	$2,863	33.1%	$31,313	$26,542	$4,771	18.0%

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

The increase in research and development expenses in the third quarter of 2006 as compared to the third quarter of 2005 is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and stock-based compensation expense, an increase in prototyping expenses for new silicon projects due to the timing of these expenditures and an increase in facilities and equipment expenses, partially offset by a decrease in depreciation expense. Stock-based compensation expense related to research and development was approximately $0.7 million and $0.2 million in the third quarter of 2006 and 2005, respectively. We expect research and development expenses to increase in 2006 as we intend to increase the number of RF IC and systems technical personnel.

The increase in research and development expenses in the first three quarters of 2006 as compared to the first three quarters of 2005 is primarily the result of an increase in personnel-related expenses resulting from increased average headcount and stock-based compensation expense, an increase in prototyping expenses for new silicon projects due to the timing of these expenditures and an increase in facilities and equipment expenses, partially offset by a decrease in depreciation expense. Stock-based compensation expense related to research and development was approximately $1.9 million and $0.4 million in the first three quarters of 2006 and 2005, respectively.

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

The increase in selling, general and administrative expenses in the third quarter of 2006 as compared to the third quarter of 2005 is primarily due to an increase in stock-based compensation expense, personnel-related expenses and accounting and legal fees, partially offset by a decrease in directors’ and officers’ insurance expense and depreciation expense. Stock-based compensation expense related to selling, general and administrative was $1.0 million and $0.1 million in the third quarter of 2006 and 2005, respectively. Directors’ and officers’ insurance expense decreased as a result of a reduced annual premium effective September 2005. We expect selling, general and administrative expenses to increase significantly in 2006 primarily due to increased accounting and legal fees associated with our investigation into stock option granting practices and the related restatement of certain historical financial statements (See Note 2, “Restatement of Consolidated Financial Statements” to the Notes to Unaudited Consolidated Financial Statements), but to a lesser extent due to various expense categories driven by higher anticipated net revenue.

The increase in selling, general and administrative expenses in the first three quarters of 2006 as compared to the first three quarters of 2005 is primarily due to an increase in stock-based compensation expense and accounting and legal fees, partially offset by a decrease in directors’ and officers’ insurance expense and other insurance expenses. Stock-based compensation expense related to selling, general and administrative expense was $2.6 million and $0.2 million in the first three quarters of 2006 and 2005, respectively. Directors’ and officers’ insurance expense decreased as a result of a reduced annual premium effective September 2005. The results in the first three quarters of 2005 include an approximate $0.5 million reimbursement of legal expenses from our insurance carriers related to our securities and derivative litigation. See our amended 2005 Annual Report on Form 10-K/A filed contemporaneously herewith for a description of these proceedings.

Amortization of Intangible Assets

In the third quarter and first three quarters of 2005, amortization of intangible assets resulted principally from our acquired patents. Our intangible assets were fully amortized as of September 30, 2005.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for the third quarter and first three quarters of 2006 and 2005 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Interest income	$1,117	$662	$455	68.7%	$3,024	$1,750	$1,274	72.8%
Foreign currency gains (losses), net	(38)	6	(44)	(733.3)	113	(211)	324	153.6
Other	4	4	—	—	31	93	(62)	(66.7)

Total	$1,083	$672	$411	61.2%	$3,168	$1,632	$1,536	94.1%

The increase in interest income in the third quarter and first three quarters of 2006 as compared to the third quarter and first three quarters of 2005 is primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents our provision for income taxes for the third quarter and first three quarters of 2006 and 2005 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Income tax expense	$3	$72	$(69)	(95.8)%	$162	$94	$68	72.3%

Effective tax rate	(0.2)%	39.6%	(39.8) pts.		(10.2)%	(3.5)%	(6.7) pts.

In the third quarter and first three quarters of 2006 and 2005, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement and stock-based compensation expense, changes in valuation allowances and lower foreign tax rates. The provision for taxes during third quarter of 2006 and 2005 consists of foreign income taxes.

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at September 30, 2006 and December 31, 2005.

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

Net Income (Loss)

The following table presents our net income (loss) for the third quarter and first three quarters of 2006 and 2005 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
Net income (loss)	$(1,529)	$110	$(1,639)	(1,490.0)%	$(1,747)	$(2,786)	$1,039	37.3%

Percent of net revenue	(8.5)%	1.0%	(9.5) pts.		(3.3)%	(6.6)%	3.3 pts.

The increase in net loss in the third quarter of 2006 as compared to the third quarter of 2005 was primarily the result of an increase in operating expenses due to stock-based compensation expense as described above, partially offset by an increase in net revenue, which resulted in an increase of $0.7 million in gross margin, and an increase in interest income.

The decrease in net loss in the first three quarters of 2006 as compared to the first three quarters of 2005 was primarily the result of an increase in net revenue, which resulted in an increase of $4.3 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses due to stock-based compensation expense as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $354.0 million as of September 30, 2006. Our operating history and our business risks, including those risks set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3., under the caption “Risk Factors” in Part II, Item 1A. and in our other filings with the SEC make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following tables present key components of our liquidity and capital resources for the third quarter and first three quarters of 2006 and 2005 and at September 30, 2006 and December 31, 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005	Change	% Change
Operating cash flows	$(107)	$(2,460)	$2,353	95.7%
Investing cash flows	13,416	(25,889)	39,305	151.8
Financing cash flows	1,112	746	366	49.1

Capital expenditures	961	447	514	115.0

Days sales outstanding in accounts receivable	39	47	(8)	(17.0)
Inventory turns	3.8	4.0	(0.2)	(5.0)

	September 30, 2006	December 31, 2005	Change	% Change
Cash and cash equivalents	$19,602	$5,068	$14,534	286.8%
Short-term investments	62,773	77,120	(14,347)	(18.6)

Total	$82,375	$82,188	$187	0.2%

Accounts receivable, net	7,637	5,911	1,726	29.2
Inventories	9,134	7,944	1,190	15.0
Working capital	93,125	88,494	4,631	5.2

The decrease in cash used by operating activities resulted primarily from improved operating results and lesser impact from working capital increases in other assets and accrued expenses, partially offset by working capital changes in accounts receivable and accounts payable due to the timing of cash receipts and disbursements and inventories. Cash operating results improved in the third quarter and first three quarters of 2006 as compared to the third quarter and first three quarters of 2005 due to increased revenues, reduced cash operating expenses and increased interest income as described above.

In the first three quarters of 2006, our primary source of cash from investing activities was the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments. In the first three quarters of 2005, our primary use of cash from investing activities was the purchase of available-for-sale investments, partially offset by the sale of available-for-sale investments to achieve higher returns on our investments.

In the first three quarters of 2006 and 2005, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our Employee Stock Purchase Plan.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying value of our investments approximates their fair values. Our investments are reviewed periodically for other-than-temporary impairment. At September 30, 2006, the unamortized discounts on our investments were insignificant. In the aggregate, our cash, cash equivalents and short-term investments increased by approximately $0.2 million during the first three quarters of 2006 as a result of improved cash operating results and changes in working capital. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In the normal course of business, we may enter into leases for new or expanded facilities in both domestic and foreign locations. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of September 30, 2006 are as follows (in thousands):

Year Ending December 31,
2006	$295
2007	1,055
2008	909
2009	834
2010	830
Thereafter	6,331

$10,254

Rent expense for the third quarter of 2006 and 2005 was $0.3 million and $0.3 million, respectively. Rent expense for the first three quarters of 2006 and 2005 was $1.0 million and $0.9 million, respectively.

Purchase Commitments

As of January 15, 2007, we had approximately $14.2 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our product of a third party’s intellectual property. As of September 30, 2006, we are unaware of any such claims by any of our customers.

See Note 8, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements describes the significant accounting policies essential to our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2006 and December 31, 2005, the sales value of products shipped for which revenue was deferred was approximately $0.1 million and $0.2 million, respectively. All of the revenue deferred at December 31, 2005 was recognized during the first quarter of 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the third quarter of 2006 and 2005, we recognized 1% and 2%, respectively, of our net revenue upon receipt of payment. In the first three quarters of 2006 and 2005, we recognized 5% and 5%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of September 30, 2006 and December 31, 2005.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the third quarter and first three quarters of 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2006 and December 31, 2005.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the third quarter of 2006 and 2005 was a benefit to cost of revenue of approximately $0.4 million and $(0.1) million, respectively. The net impact of changes in the inventory valuation allowances for the first three quarters of 2006 was insignificant. The net impact of changes in the inventory valuation allowances for the first three quarters 2005 was a benefit to cost of revenue of approximately $0.2 million.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. Our deferred tax assets were fully reserved at September 30, 2006 and December 31, 2005.

We have established a valuation allowance to fully reserve our net deferred tax assets at September 30, 2006 and December 31, 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2005, we had a net operating loss carryforward of approximately $169.0 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2011. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the third quarter and first three quarters of 2006 was $1.7 million and $4.6 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 was $0.3 million and $0.6 million, respectively, for the third quarter and first three quarters of 2005.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operating losses, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2006.

At September 30, 2006, we have five stock-based compensation plans covering employees and directors, including four stock option plans and our employee stock purchase plan. During the third quarter of 2006, we granted our employees approximately 410,000 stock options with exercise prices ranging from $5.62 to $6.15 per share. The stock options generally vest over the following three to five years. The weighted-average estimated value of the stock options granted during the third quarter of 2006 was $3.12 per share, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	57.8%	60.3%
Risk-free interest rate	5.1%	4.8%
Expected dividends	0.0%	0.0%

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term (years)	5.0	5.0

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

During the second quarter of 2006, our Board of Directors approved an executive bonus program for the year 2006 (2006 Executive Bonus Plan) covering executive officers and providing for bonus compensation, to the extent any such compensation is earned, to be paid exclusively through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 93,000 restricted stock units were awarded under the 2006 Executive Bonus Plan. The number of total restricted stock units that will ultimately vest and result in the issuance of underlying shares to the executive officers is calculated based on certain scoring factors, as defined in the Plan, including net revenue and adjusted profitability for 2006 and the achievement of certain business goals as of December 31, 2006. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2007. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. The value of the restricted stock units granted during the second quarter of 2006 was $6.40 per unit using our closing stock-price on the grant date. During the third quarter of 2006, we recognized approximately $0.2 million of stock-based compensation expense as a result of this plan.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights existing under this plan during the third quarter and first three quarters of 2006 was $1.98 and $2.01 respectively. During the third quarter and first three quarters of 2006, we recognized approximately $0.1 million and $0.4 million, respectively, of stock-based compensation expense as a result of this plan.

At September 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $9.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.7 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8, “Commitments and Contingencies” to the Notes to Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years with certain rights of early termination with corresponding penalties, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments. Our lease for our Germany facility features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. See Note 8, “Commitments and Contingencies” to the Notes to Unaudited Consolidated Financial Statements.

OTHER FINANCIAL INFORMATION

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 3 “Subsystem Module Manufacturing Partner” to the Notes to Unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the financial information required under this Item 3 from what was disclosed in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

For a discussion of remedial measures we took in response to internal control deficiencies related to our stock option grant practices, please see Item 4, “Controls and Procedures,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed contemporaneously herewith and incorporated herein by reference.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 8 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

See Note 2 to the Notes to Consolidated Financial Statements for more information about legal proceedings.

ITEM 1A. RISK FACTORS

Our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (2005 10-K/A) includes a detailed discussion of our risk factors and our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 (First Quarter 10-Q/A) and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Second Quarter 10-Q) include material amendments and updates to certain of these risk factors and incorporates additional risk factors not included in our 2005 10-K/A.

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

The risk factor set forth immediately below has been added to describe risks related to our stock option grant practices and restatement.

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

We voluntarily contacted the SEC regarding the Audit Committee’s investigation and our representatives expect to meet with the SEC to discuss the findings of the Audit Committee’s investigation in detail. We intend to cooperate with the SEC in any investigation into these matters.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for stock option grants, the SEC may also disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grant measurement date errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from The NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2 of the Notes to Consolidated Financial Statements for further information.

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

Additionally, we may have to explore the possibility of opening design centers in locations where attractive candidates prefer to live. We opened a design center in Plantation, Florida in February 2006 and in Longmont, Colorado in September 2006 in order to acquire additional engineering talent. To the extent we pursue the strategy of opening additional remote locations, our cost structure may increase at a higher rate than if attractive candidates were employed at existing facilities.

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

ITEM 6. EXHIBITS

Exhibit Number
3.1	(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2	(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1	(2)	Indemnification Agreement between the Company and Michael T. Schueppert dated August 21, 2006.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report or Form 8-K filed on August 22, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 22, 2007