Form 10-K
period 2006-12-31
MICROTUNE INC
filed 2007-03-15
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The NASDAQ Global Market

(Name of Exchange)

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

As of June 30, 2006, there were 53,229,611 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $6.26 per share of Registrant’s common stock as quoted by The NASDAQ Global Market on that date) was approximately $308.6 million. For the purposes of this disclosure, shares of the Registrant’s common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 9, 2007, there were 53,557,425 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2007 annual meeting of stockholders are incorporated by reference into Part III.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2006

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the impact of new accounting pronouncements related to the expensing of stock options on our future results, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, our ability to successfully address new markets where competition is intense, the effect of improvements in our stock option granting practices and our ability to enter into any agreement with the IRS to settle certain issues related to our stock option investigation.

We caution readers that the forward-looking statements in this Annual Report on Form 10-K are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements as a result of various factors, some of which are described under the caption “Part I, Item 1A. Risk Factors” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS

Website Access to Reports and Other Information

We make our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge upon request by phone (telephone number: (972) 673-1850), by email to IR@microtune.com, in writing to our Investor Relations department at 2201 10th Street, Plano, Texas 75074 or through our internet web site, www.microtune.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access these materials at the SEC’s website located at www.sec.gov.

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, digital television (DTV) and automotive electronics markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable or target various consumer electronics, broadband communications and automotive electronics applications or devices, including cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; personal computer television (PC/TV) multimedia products; and mobile (handheld) televisions. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices and applications to consumers or service providers within the cable, digital television and automotive electronics markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets.

The cable, digital television and automotive electronics markets are intensely competitive and historically have seen rapid changes in demand. Certain applications, such as PC/TV, within our target markets can be characterized as having short product life cycles due to rapid technological changes, which can result in rapidly decreasing average selling prices (which we attempt to address with our product cost reduction efforts) or rapid turnover in design wins. The volatility of demand within our target markets makes it difficult for us to identify and discuss business trends or to predict future results.

Today, our products are marketed principally to OEMs and ODMs in the following markets:

•	Cable

Products targeted to this market send and/or receive cable broadband signals. These products include upconverter modules and chipsets used in headend modulators; tuners used in consumer premise equipment (CPE), including high-speed voice and data cable modems, digital cable set-top boxes, and hybrid analog/digital cable set-top boxes; and RF amplifiers used to send and receive signals between the cable headend and CPE.

•	Digital Television

Products targeted to this market receive digital terrestrial signals. These products are designed for use in consumer electronics devices such as mobile (handheld) televisions; integrated digital television (IDTV) sets; digital terrestrial set-top converter boxes; satellite receivers that include one or more terrestrial tuners used to receive local high-definition television broadcasts; VCRs; portable DVD players; digital personal video recorders (DVRs); and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices.

•	Automotive Electronics

This market includes products targeted for mobile automotive and airline environments, including automobile and airline in-flight entertainment systems. Our automotive electronics products range from components for traditional AM/FM radios (including tuners and in-glass antenna amplifiers) to components for emerging entertainment applications, including in-car television, in-flight video, digital radio, such as digital audio broadcast, and HD radio™.

Some of our customers are distributors who resell our products to various manufacturers. Often our distributors do not provide us with the identity of their customer, or if they do, we may not have visibility into the type of device being manufactured. In these cases, we cannot associate our net revenue with a specific market.

Business Strategy

Our mission is to be the leading supplier of RF tuner technology in our target markets. Key elements of our strategy to accomplish our mission include:

•	Focus on RF tuner technology and products where we believe our experience, expertise and patent portfolio provide strategic and competitive advantages.

•	Leverage our RF systems expertise to help our customers design superior performing and cost effective applications and devices.

•	Continue to grow revenues and profits in the cable market through innovative product introductions and market share increases.

•	Invest in products to target the significant opportunities in the digital television market, including the emerging opportunities in mobile (handheld) television.

•	Leverage our core technologies and experience in real-world terrestrial environments to provide silicon solutions for emerging mobile, digital and PC/TV multimedia markets.

•	Protect or increase our opportunities through expanded relationships with existing or new key partners.

•	Combine our RF IC and systems expertise and established products to expand our presence in automotive electronics as this market transitions to highly integrated RF IC solutions.

Organization

To implement our strategy effectively, our systems engineering and marketing teams are organized into two specialties: cable/digital television and automotive electronics. Our IC design, product and test engineering, mechanical design, quality, marketing communications, investor relations, sales, finance and accounting, information technology, legal, operations and human resources teams are generally centralized to achieve operational efficiencies.

Markets

During the last 10 years, the worldwide reliance on the internet; the transition from analog to digital transmission standards for both cable and terrestrial television; the greater use of broadband, mobile and wireless communications; and the growing interrelation of televisions, personal computers, cable communications and the internet, coupled with an end-user desire for mobility, have fostered dramatic changes in business and consumer electronics, broadband communications and automotive electronics. These drivers have propelled the development of new classes of products and new forms of entertainment and information, based on innovative technologies that deliver better, faster, and improved mobile communications.

•	Cable

According to an In-Stat/MDR study, total worldwide cable subscribers are projected to reach 400 million by 2008. During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of digital voice, data and video services, including digital and high-definition formats and DVR functionality. In-Stat/MDR predicts that nearly 100 million households worldwide will be subscribing to digital video service by 2008.

In order to support these new services, cable service providers continue to invest in new technology and infrastructure, to upgrade their networks to 1 GHz to deliver consumers more channels, digital and HDTV programming, high-speed data communications, home networking, and two-way interactive services, including digital telecommunications and on-demand services. As a part of this upgrade, cable service providers continue to deploy new classes of digital consumer equipment that allow users to access a range of enhanced services such as:

•

Modems: Cable modems, as stand-alone devices, or as integrated into set-top boxes, which enable high-speed internet service via two-way cable; and voice over Internet Protocol (VoIP) cable modems, which enable digital phone and high-speed internet service via two-way cable; and

•

Set-top Boxes: Digital interactive set-top boxes, which serve as the home access point for a number of video services, including high-definition (HD), standard-definition (SD) and analog channels and new applications such as DVRs and on-demand services. In some deployments, the digital interactive set-top box is evolving into a ‘home gateway,’ a multifunctional box designed to serve as the distribution ‘hub’ for home networked video, voice and/or data services.

The cable industry’s adoption of industry standards, including the CableLabs® standards for DOCSIS® (cable modems) and its support for complementary standards, such as OpenCable™ (digital set-top boxes), PacketCable™ (cable telephony) and CableHome™ (home networking), has served as an additional catalyst to fuel the deployment of enhanced broadband services. These maturing standards are designed to ensure interoperability between different manufacturers’ customer premise equipment and cable infrastructure (headend) equipment products. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can operate efficiently and harmoniously in cable environments.

We provide tuners and amplifiers for cable modems, set-top boxes and VoIP cable telephony systems, which support the two-way transmission of data to and from the consumer and the cable operator’s headend. Multiple tuners are increasingly implemented in cable set-top boxes to support simultaneous viewing of one channel while recording a second channel using a DVR, on-demand services, and internet access. For the headend, we also provide IC and subsystem module upconverter solutions for the power-, cost- and space-efficient RF delivery of on-demand content and other services.

•	Digital Television

Television and Peripherals

The worldwide transition to digital technologies represents a massive technology transformation. In North America alone, IMS Research estimates that more than 300 million analog television receivers will need to be converted to digital television receivers. As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail than that provided by an analog channel, or to provide multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and audio to packetized internet data, can be broadcast using digital transmission.

The definition of terrestrial ‘digital television’ is determined by standards adopted by various countries: the Advanced Television Systems Committee (ATSC) standard is deployed primarily in North America and the Digital Video Broadcast—Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world. The Digital Video Broadcast—Handheld standard (DVB-H), targeted for mobile handheld devices, is expected to be implemented in the United States, Europe and other parts of the world. Japan, and more recently Brazil, have decided to adopt the Integrated Services Digital Broadcast—Terrestrial (ISDB-T) standard for digital terrestrial broadcast. In 2006, China also selected its own digital terrestrial standard, Digital Multimedia Broadcast – Terrestrial/Handheld (DMB-T/H), in advance of the 2008 Beijing Olympics.

To receive digital television or other digital services, consumers require new kinds of products. Manufacturers have developed and continue to develop products with different feature combinations and options to determine what consumers will buy. These new digital television products include high-definition televisions (HDTV) sets; widescreen flat panel display television (FPTV) sets incorporating digital light processing (DLP®), liquid crystal display (LCD) and plasma display technologies; digital set-top boxes that decode the digital signal for display on analog television sets; DVRs; mobile phones; notebook PCs and other portable handheld devices capable of receiving broadcast digital television; and other television peripherals.

Driven by government mandates, terrestrial digital video transmission has already begun in a number of countries, including the United States, Australia, China, France, Germany, Italy, Japan, Russia and the United Kingdom, and the demand for digital television sets and related peripheral products is beginning to grow. We estimate that over 20 million set-top boxes and integrated digital television sets supporting the DVB-T standard were shipped in 2006, not only to western European countries such as the United Kingdom, Italy, Germany and France, but also to emerging DVB-T markets such as Russia and Australia. We expect this number to grow significantly as additional countries begin services using the DVB-T standard and as DVB-T tuners begin to become a standard feature for some television sets.

In the United States, actions by the Federal Communications Commission (FCC), backed by Congress and supported by industry organizations, are driving the transition to digital television technology. The FCC has adopted a plan that requires the inclusion of digital tuners in virtually all devices that include a television tuner by July 1, 2007, including not only television sets, but also VCRs and DVD players.

Because different transmission formats are used for digital terrestrial broadcasting and digital cable systems in the United States, digital televisions generally have not been able to directly receive and decode digital signals from cable service providers. The FCC addressed this shortcoming by adopting rules that will allow televisions to receive digital cable signals without the need for an external set-top box. The FCC created standards for digital cable ready (DCR) television sets.

In early 2006, federal legislation was enacted that requires the turn off of analog signals in the United States by February 17, 2009. To ensure that all households can receive digital off-air television, this new law also includes a provision to subsidize the cost of digital set-top boxes (digital converter boxes) that decode the digital signal for display on analog televisions for those who might otherwise not be able to afford to purchase a new digital television. The law and FCC mandates are expected to significantly impact the deployment of digital television products in coming years.

Consumers’ desire to combine big-screen televisions with high-definition video and full surround sound audio systems has also been a key factor in driving sales of digital television products. According to the Consumer Electronics Association (CEA), more than 35 million digital television products have been sold in the United States since 1998. The CEA estimates that over 15 million digital television products were sold in 2006, with HDTVs outselling analog televisions for the first time.

We provide tuners and amplifiers used for the RF tuning and reception of signals for digital television products.

Mobile Television

The convergence of consumer applications on mobile devices has demonstrated that there is substantial consumer interest in the ability to access entertainment and information while “on the go.” This is the premise behind the emergence of a new class of mobile, battery-powered devices, including mobile phones, that can deliver digital broadcast services. Mobile television broadcast, which holds substantial promise as the next stage in the worldwide rollout of digital television, is expected to offer new consumer services.

Many of the technical, commercial and standards issues for the delivery of mobile television broadcasts have already been addressed. Standards such as DVB-H, single segment ISDB-T, T-DMB and DMB-T/H have been specified and approved by standards bodies to support the mobile broadcast digital television model. Other initiatives, such as MediaFLO™, are being developed to compete with these standards for the delivery of mobile television broadcasts. Since mobile devices have unique requirements in terms of power-consumption, screen size and mobility, new technologies, including DVB-H compliant tuners and demodulators, have been and will continue to be developed to enable these services. In addition, DVB-H trials in Europe and the United States have verified system feasibility. The first fully commercial DVB-H services were launched in Italy in 2006. Further field trial or service launches are expected in the United States, Finland, France, Germany and Spain in 2007. More importantly, the concept of mobile television has been embraced by major mobile phone manufacturers and many have announced or are expected to announce mobile television products.

IMS Research predicts a total of more than 70 million DVB-H handsets will be shipped during the next three years. We believe that significant shipments of DVB-H handsets will occur after 2007. By the end of the decade, IMS projects that it is likely that mobile television capability will become a must-have feature for manufacturers of all types of portable multimedia devices.

We provide very low-power tuners for the RF tuning and reception of signals for DVB-H-based mobile digital television products. We are currently developing tuners that will address other standards in addition to DVB-H, such as T-DMB.

PC/TV Multimedia Entertainment

The advent of digital broadcast television along with the launches of the Microsoft® Windows Vista™ operating system with Media Center Edition, Intel Viiv™ technology and the AMD Live!™ Media PC platform are expected to be important factors in the market for a new class of PC/TV products, the multimedia PC. These personal entertainment PCs converge personal computing with high-grade audio-visual capabilities, combining the functionality of a PC, HDTV, DVR, DVD recorder and CD player in a versatile platform. PC/TV tuners are emerging as essential components in these computers, including portable and desktop models. By 2009, In-Stat/MDR expects worldwide annual shipments of entertainment PCs to exceed 21 million units.

We provide tuners and amplifiers used for the RF tuning and reception of signals for multimedia PC products. Our tuner products for PC/TV can currently be found in PC/TV add-on cards and USB sticks, and we are targeting opportunities that would incorporate our tuner products inside certain PCs.

•	Automotive Electronics

Technology convergence and integration is beginning to impact the automotive and airline industries. In the automotive electronics market, for example, low-cost communications, navigation, information and entertainment technologies are combining with traditional in-car display and audio systems to create new applications and potential new markets for in-car systems. Driven by consumer demand, new applications are rapidly evolving beyond the conventional car audio system to include digital sound systems, digital radio, such as digital audio broadcast, and HD radioTM and a suite of applications that allow passengers to watch digital television and video and play interactive games. These newer applications are expected to gain greater consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology.

Currently, the majority of our products sold into the automotive electronics market are utilized in car televisions and AM/FM radios, primarily for European end markets. Demand for car television and newer digital radio is expected to grow rapidly as automakers begin offering a range of systems in more vehicles, moving from luxury cars into mid-priced models. IMS Research forecasts that the worldwide market for in-car audio, infotainment and driver information systems will grow from an estimated 116.6 million units in 2006 to 139.6 million units in 2010.

Data delivered via RF communications is integral to these emerging automotive electronics applications, and we provide enabling technology, including AM/FM tuners, digital radio front-ends, antenna amplifiers, and in-car television tuners which are incorporated into automotive electronics subsystems to support these applications. Currently, we are supplying module-based tuner products for radio and in-car video applications, and silicon amplifiers for antenna amplifier applications. We are also currently developing silicon products for the automotive electronics market, although we expect the transition to silicon products within the automotive electronics market to take several years.

Products

The applications or devices associated with the cable, digital television and automotive electronics markets require high levels of RF performance, power efficiency, functionality and integration. Our products are engineered to address the complex, high-performance RF requirements of broadband transmission and reception.

We classify our products into two types: integrated circuit products or ICs (also referred to as “silicon”) and subsystem-level RF solutions (called Modules).

•	Integrated Circuit Products

We offer a product portfolio that includes:

MicroTuner Single-Chip Broadband Tuners

Our premier products are our single-chip MicroTuner IC tuners. In 1999, we introduced the world’s first broadband television tuners with all active components implemented in a single microcircuit. We believe our MicroTuner chips are among the few single chip integrated circuit television tuners in high volume production today that incorporate all of the active elements of a RF broadband tuner, including low-noise and intermediate frequency amplifiers. Our MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations.

Silicon Amplifiers

We offer a family of amplifiers, including upstream amplifiers, Intermediate Frequency (IF) amplifiers and broadband antenna amplifiers, which can be used as companion products to our single-chip tuners, or used separately. These products enable or support a variety of specialized functions, including high-speed upstream cable communications and the distribution of a broadband signal across multiple tuners. Our silicon amplifiers support these functions by conditioning signals within the RF front end and boosting them for distribution through a system. The amplifiers also enable two-way communications capability in cable access applications and provide downstream amplification in automotive radio and in-car television applications.

VideoCaster Chipset

We offer the VideoCaster chipset and Module for cable video-on-demand (VOD) applications. With this product family, we believe we have achieved a technological and size breakthrough in upconverters by developing three silicon chips to replace many of the discrete parts contained in other upconverters. In doing so, we significantly reduced the size and power consumption of the RF electronics required for headend modulator equipment.

•	Subsystem-Level RF Solutions

Our subsystem-level products, called Modules, are RF solutions consisting of tuner and/or transmit/receive functions that are pre-assembled into tested, production-ready RF front-ends. Our subsystem solutions are available for multiple applications, including cable telephony, analog and digital car radio, analog and digital car television, digital television, antenna amplifiers and cable headend upconverters.

Some of our subsystem-level products contain our own IC components, such as in the VideoCaster Module, which we believe provide a competitive advantage through high levels of functional integration. Our Modules are pre-configured and pre-tested for ready placement on motherboards, printed circuit boards or chassis.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussions of net revenue by product type.

Technology, Intellectual Property, Research and Development

We were founded in 1996 on a commitment to RF IC innovation. We have an established track record of introducing advanced products, based on our pioneering RF IC technology, that address emerging markets and serve customers in existing markets.

As of December 31, 2006, we had 115 RF and communications systems technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team, comprised of RF and analog IC design experts, systems engineers, and product and test engineers, enables us to produce differentiated RF IC and subsystem module solutions for applications in our targeted markets. Team members are located in our design centers in Plano, Texas, Plantation, Florida, Longmont, Colorado and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio, which is of vital importance to our business as many of our competitors are larger, more diversified companies with substantially greater financial resources. Our ability to protect our proprietary innovations from exploitation by our competitors is crucial to our future success. We have in the past and will continue to vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold 70 issued United States utility patents and have more than 35 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

See Part IV, Item 15, “Exhibits, Financial Statement Schedules” for our patent license agreement with Broadcom Corporation.

Our research and development expenses were $21.4 million, $16.5 million and $15.6 million for 2006, 2005 and 2004, respectively. Of these amounts, stock-based compensation expense comprised $2.6 million, $0.5 million and $1.0 million, respectively. We sponsor substantially all of our research and development activities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development expenses. As discussed in Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements, previously reported stock-based compensation expense was adjusted as part of the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

Sales and Marketing

As of December 31, 2006, our worldwide sales organization consisted of over 35 employees with offices located throughout the United States: Plano, Texas; Huntsville, Alabama; Duluth, Georgia; Naperville, Illinois; Campbell, California; and Raleigh, North Carolina, and in regional centers around the world: Ingolstadt,

Germany; Taipei, Taiwan; Tokyo, Japan; Shenzhen, China and Seoul, South Korea. Our sales organization consists of technical sales, service and customer support professionals and includes a field application engineering staff that is involved with customers during various phases of design and production. The field applications engineering function, located throughout our worldwide sales offices, is a critical element in achieving customer design wins. We also provide customers with application engineering support from our Plano and Ingolstadt systems engineering personnel.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We sell our products directly to our customers and via a network of distributors and independent sales representatives located around the world.

Historically, revenues from international markets have represented the majority of our total revenues. See Item IA, “Risk Factors” for a description of this risk and other risks. See Note 15, “Geographic Information and Significant Customers” to the Notes to Consolidated Financial Statements for a discussion of financial information by geographic area.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Industry fluctuations in the supply and demand balance for component parts result in frequent and potentially significant changes in the lead times provided by our customers when placing purchase orders. Although our backlog at the beginning of a quarter represents a moderate portion of the net revenue we anticipate for that quarter, we do not believe that backlog is a reliable indicator of future revenue levels.

Customers

We market and sell our ICs and subsystem module solutions directly to OEMs, ODMs and their suppliers who sell devices or applications to consumers, other OEMs or service providers (cable) within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; PC/TV multimedia products; and mobile (handheld) televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to OEMs and ODMs. We engage with customers at multiple levels within their organizations; provide design and systems services and applications engineering support; and align our product roadmaps to meet their product requirements.

We supplied our IC and Module products to more than 70 customers worldwide during the year ended December 31, 2006, including the following:

Cable: Advanced Digital Broadcast, Asustek Computer, primarily for the benefit of ARRIS, Cisco/Scientific-Atlanta (a Cisco company), Hitron, Motorola, Pace, and Samsung.

Digital Television: ATI Technologies (AMD), Echostar, Toshiba, Pinnacle and Samsung.

Automotive Electronics: Delphi/Fuba Automotive, Harman Becker Automotive Systems, Hirschmann Car Communications, Lear, Panasonic, Rockwell Collins and Thales.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of net revenue from significant customers.

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

We use Amkor in South Korea and in the Philippines and ASE in South Korea for IC packaging and final test. We use Criteria Labs in Austin, Texas for wafer probe and in Penrose, Colorado for tape and reel packaging. We also use ISE in Austin, Texas for wafer probe. We also perform RF testing at our facility in Plano, Texas. Our reliance on these subcontractors and on certain third-party test equipment manufacturers involves risks such as reduced control over delivery schedules, quality assurance and other related costs. See Item 1A, “Risk Factors.”

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

We place orders with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated customer demand for our products. See Item 1A, “Risk Factors.”

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

Cable

Our major RF tuner competitors in the cable market include Alps, Anadigics, Broadcom, Intel, LG Innotek, NXP, Panasonic, RF Magic, Samsung Electro-mechanics, Thomson, and Xuguang.

Digital Television

Our major RF tuner competitors in the digital television market include Alps, Broadcom, DiBcom, Freescale, Infineon, Intel, Maxlinear, Murata, NXP, Qingjia, Quantek, RF Magic, Siano, Texas Instruments and Xceive as well as the captive tuner divisions of all the major consumer brands, including Konka, LG, Panasonic, Samsung, Sharp, Sony, Toshiba and TTE.

Automotive Electronics

Tuner competitors in the automotive electronics market include Alps, Mitsumi, NXP, Panasonic and Sanshin.

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

Beginning in July 2006, our product shipments into certain regions of the world were required to conform to the European Union’s directive for the restriction of certain hazardous substances (RoHS) in electrical and electronic equipment. We currently have RoHS-compliant versions of our silicon products and we are in the process of altering our applicable subsystem module solutions to also be RoHS-compliant. See Item 1A, “Risk Factors.”

Employees

As of December 31, 2006, we had a total of 204 employees worldwide, including 131 in research and development, 39 in sales and marketing and 34 in operations, finance and administration. Of these employees, 122 were located in the United States.

ITEM 1A.	RISK FACTORS

Our success depends on the growth of the cable, digital television and automotive electronics markets generally and the demand for RF products within these markets specifically.

We derive a substantial portion of our revenue from sales of RF products into markets related to cable, digital television and automotive electronics applications or devices. These markets are characterized by:

•	intense competition;

•	rapid technological change;

•	long design cycles; and

•	short product life cycles, especially in the PC and consumer electronics markets.

The cable, digital television and automotive electronics markets may not grow in the future as anticipated or a significant market slowdown may occur. Further, demand for applications or devices that include our products or are targeted by our products, in particular, cable set-top boxes; high-speed voice and data cable modems car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; PC/TV multimedia products and mobile (handheld) televisions may not grow at a rate sufficient for us to sustain profitability, or our customers’ market share may decline, even though demand in general is high, which would also adversely affect our financial results. In addition, since the mobile television market segment is a new market, and its development is subject to many contingencies and unknowns, it may develop much slower than currently expected or it may not develop at all. Because of the intense competition in the cable, digital television and automotive electronics markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our RF products. In addition, the cable, digital television and automotive electronics markets are transitioning from analog to digital, as well as expanding to new services, such as interactive television, portable or mobile television and on-demand services. The future growth of our RF product markets is dependent upon market acceptance of our customers’ applications and devices, incorporating our RF technology, that address the cable, digital television and automotive electronics markets, and we cannot assure you that our customers’ products and consequently, our underlying RF technology, will be accepted by any of the end customers in these markets. If the demand for our RF products is not as great as we expect, if we are unable to produce competitive products to meet that demand or if we are otherwise unable to capitalize on market opportunities, we may not be able to generate revenue growth or profitability.

We generate the majority of our net revenue and income from the cable market and from a small number of key customers. Our results could be significantly adversely affected if we lose business from a key cable customer or if our cable customers lose share in the markets in which they compete.

We face significant competition from other module and silicon tuner suppliers as we compete for business with certain key set-top box and high-speed cable modem manufacturers. Protecting our share of this market and our ability to capture future growth opportunities will depend on our ability to develop products that anticipate the needs of our customers, develop products in the timeframes required by our customers, and develop products at a cost that is attractive to our customers. If we are not successful, we may lose share in this market, or potentially lose a significant customer, which would have a material adverse effect on our financial condition and results of operations.

Our customers in the cable market face significant competition from other set-top box and high-speed cable modem manufacturers as they target the business of key cable service providers on a global basis. We also rely on our customers’ ability to develop products that meet the needs of the cable service providers, in terms of functionality, performance, availability and price. If our customers do not successfully compete, they may lose market share, which would negatively impact our financial condition and results of operations.

Cable service providers are facing significant competition from communications carriers (in many cases, traditional telecommunications companies) and satellite service providers as they compete for customers in terms of video, voice and data services. We are also dependent on the ability of the cable service providers to effectively compete against communications carriers and satellite service providers. If the cable service providers do not successfully compete, they may lose market share, which would have a material adverse effect on our financial condition and results of operations.

Market-specific risks affecting the mobile television market segment within the digital television market could impair our ability to compete successfully in this new market segment.

The market for mobile television is new and is characterized by various market-specific risks, any of which may adversely affect our ability to compete in this new market segment.

Examples of market-specific risks affecting the mobile television market segment include:

•	the risk that the mobile television market segment may develop more slowly than expected or not develop at all;

•	the risk that we will fail to achieve or continue to achieve design wins with mobile phone manufacturers;

•

the risk that we will fail to effectively partner with strategic demodulator partners who are necessary to effectively market our products and secure design wins with mobile phone manufacturers or that even if we are initially successful in partnering with such strategic demodulator partners, that they will develop or market their own tuner, system-in-package (SIP) or system-on-chip (SOC) mobile television solutions rather than continuing to market our joint solution;

•

the risk that products that we develop with a partner, such as a SIP or SOC, will not be available in a timeframe acceptable to mobile phone manufacturers or may not meet necessary performance levels or cost targets;

•

the risk that a SIP or SOC demodulator partner may not allocate sufficient engineering resources to the joint project, resulting in the failure of the joint project, notwithstanding our engineering efforts;

•	the risk that other companies with more focused engineering efforts will compete effectively against us;

•

the risk that we may over allocate our engineering resources to the development of mobile television products, only to fail to penetrate this market segment and, consequently, harm other areas of our product development;

•

the risk that even if we are successful initially, we may have difficulty sustaining our market position as the mobile television market segment will likely be highly competitive with extreme pricing pressure, price erosion and the entrance of larger competitors once the market becomes established;

•	the risk that solutions that integrate the tuner and demodulator on one chip (SOC) or in one package (SIP) will be more compelling to potential customers than our discrete silicon tuner solutions;

•

the risk that SIP or SOC solutions will be adopted as the preferred implementation by mobile phone manufacturers and we will fail to successfully partner or to continue to successfully partner with major demodulator manufacturers to support SIP or SOC solutions;

•	the risk that tuners fabricated in CMOS to enable or to aid integration with the CMOS demodulator in a SIP or SOC solution will be favored over our tuner solutions fabricated in SiGe;

•

the risk that mobile television broadcasting formats other than DVB-H, such as MediaFLO,™ that our products do not currently support will gain greater acceptance than DVB-H and possibly become the universally adopted standard, or the standard in certain key markets, in the mobile television market segment; and

•

the risk that multi-standard, poly-band, universal television tuners will be preferred by mobile phone manufacturers and our multi-standard, poly-band, universal television tuners may not meet performance expectations or be available in the necessary timeframe.

To the extent our efforts to penetrate the mobile television market segment are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business prospects, financial condition and results of operations.

Market-specific risks affecting the television, digital television set-top converter box and television peripheral market segments of the digital television market could impair our ability to compete successfully in that market.

The market for digital television applications in televisions, digital television set-top converter boxes and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting these market segments include:

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

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs;

•	the risk that an influx of entrants into the digital television market due to a faster than expected transition to all digital will accelerate average selling price erosion; and

•

the risk that multi-standard, poly-band, universal television tuners will be preferred by digital television manufacturers and our multi-standard, poly-band, universal television tuners may not meet performance expectations or be available in the necessary timeframe.

Our efforts to penetrate the digital television market, in particular, will depend on our ability to overcome the challenges described above and upon eventual acceptance of our new digital television products, such as the MT2131. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business prospects, financial condition and results of operations.

If we do not complete our design-in activities before a customer’s design window closes, we will lose the design opportunity, which could have a material adverse impact on our business, results of operations and future prospects.

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

Other solutions for the cable, digital television and automotive electronics markets compete with some of our solutions. If these solutions prove to be more reliable, faster, less expensive or more popular than our solutions, the demand for our RF products and our revenue may decrease.

Some of our target market segments, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line (DSL) technology and certain fiber to the home solutions. Many of these technologies compete effectively with cable modem and cable telephony services and do not require RF tuners like the ones that we sell. If any of these competing technologies are, or are perceived to be, more reliable, faster, less expensive, able to reach more customers or have other advantages over RF broadband technology, the demand for our RF products may decrease, which would cause our revenue to decrease accordingly. Also, some of the consumer devices that currently incorporate our RF products, e.g., televisions, may not use our tuners or other products we sell in the future. Such changes in device features or functionality could adversely affect our business, results of operations and future prospects.

We operate in an intensely competitive business and many of our competitors have significantly greater resources and operating flexibility, which allow them to compete effectively against us in existing markets and may affect our ability to enter or effectively compete in new markets.

The markets in which we compete are intensely competitive and we cannot assure you that we will be able to compete successfully against current or new competitors. This competition has resulted and may continue to result in declining average selling prices for our RF products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable, digital television and automotive electronics markets. In most cases we compete directly against system module solutions or against other integrated circuit module substitute products similar to our own. In some cases our product is used inside a system module, in which case we compete against a large number of IC solutions providing various levels of integration. Companies providing system module solutions against whom we compete include captive and non-captive module suppliers such as Alps, LG Innotek, Murata, Mitsumi, NXP, Panasonic, Qingjia, Samsung Electro-Mechanics, Sanshin, Sharp, Sony, Thomson, Toshiba, TTE and Xuguang. Integrated circuit companies against whom we compete for designs within system modules include Anadigics, NXP, Texas Instruments, Intel, and Infineon. Integrated circuit companies against whom we compete for designs intended to replace system modules include Broadcom, DiBcom, Freescale, NXP, RF Magic, Siano, Maxlinear, Quantek, and Xceive. Average selling prices for products offered by competitor tuner module manufacturers continue to erode substantially, causing our silicon product offerings to be less attractive to potential customers and further limiting our design win opportunities, especially in the digital television market.

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

Our RF products are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, we have relied on informal strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to our mutual end customers. Although we work in concert with our third-party demodulator partners to complete highly functional reference designs, we have no control over our partners’ future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator partner to continue to support us. Likewise, our ability to acquire new customers is highly dependent on the cooperation of third-party demodulator manufacturers. If such third-party manufacturers decide to partner with our competitors or to provide their own tuner solution, we would effectively be prevented from selling our products to potential new customers. This risk is especially present in the mobile television market segment, where there are currently few demodulator partners and many tuner competitors. Furthermore, our dependence on these third-party demodulator manufacturers often limits the strategic direction of the company. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our current principal demodulator partners are Texas Instruments in the cable modem market, ATI Technologies (AMD) in the ATSC market and ST Microelectronics in the DVB-C market. In the mobile television market, our tuner is currently marketed with a DiBcom demodulator, however, DiBcom has recently released a SIP product, incorporating its own RF silicon tuner. Texas Instruments is currently marketing its own single chip integrated tuner and demodulator, the Hollywood™ chip, which will compete directly with our mobile television tuner products and our joint solutions offered with our demodulator partners.

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

Our quarterly results of operations have fluctuated significantly in the past and we expect such quarterly results to continue to fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors may include:

•	the timing, cancellation and rescheduling of significant customer orders, potentially with short notice periods;

•	the ability of our customers to procure the other necessary components for their end-products that utilize our products in order to conduct their operations;

•	pricing concessions on volume sales to particular customers for established time frames and our ability to respond to general downward pressure on the average selling prices of our products;

•	cyclical or seasonal slowdowns and general downturns in customer demand or related industry-wide increases in inventories;

•	our ability to predict our customers’ demand for our products, manage production and inventory levels in response to product life cycles and other factors and minimize the effects of obsolete or excessive inventory;

•	design wins and changes in our product and customer mix;

•	labor disputes at our subsystem module manufacturer’s facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	problems with our products that result in significant returns;

•	inadequate allocation of wafer, assembly or test capacity for our silicon products by our subcontractors and/or allocation of components used in our module products by our suppliers;

•	inconsistent or non-linear quarterly revenue that may result from our entry into new markets, such as mobile television, or new consumer products, such as digital television set-top converter boxes because our customers may have difficulty accurately determining the initial demand for their new products;

•	acts of terrorism or military action occurring anywhere in the world; and

•	acts of God or force majeure.

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

	2006	2005	2004
Cisco/Scientific-Atlanta (a Cisco company) (1)	23%	22%	16%
Asustek Computer (2)	17%	18%	10%

Ten largest customers	76%	74%	63%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was approximately $0.1 million, $0.1 million and $1.1 million in 2006, 2005 and 2004, respectively. Net revenue generated from Scientific-Atlanta in 2005 and 2004 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in 2006 and 2005, and ARRIS and Terayon in 2004.

Further, several existing and potential customers have substantial internal technological capabilities and could develop products internally that compete with or replace our products. A decision by any of our significant customers to internally design and manufacture products that compete with our products could have a material adverse effect on our business, results of operations and future prospects.

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

We are subject to order and shipment uncertainties with respect to our RF products, and if we are unable to accurately predict customer demand for these products, we may incur excess or obsolete inventory, which would reduce our profit margin, or we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, including our most significant customers, in terms of volume of sales. Our standard terms and conditions (which do not apply to some of our key customers) typically provide that our customers may cancel orders scheduled to ship outside 90 days. Further, our terms typically provide that customers may reschedule orders that are scheduled to ship outside 30 days, but customers typically are restricted to the number of days they can delay the ship date and the number of times that they can reschedule orders. However, we have permitted customers to cancel orders less than 90 days before the expected date of shipment and to re-schedule shipments less than 30 days before the expected date of shipment, with little or no penalty. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. However, we place orders with our suppliers based on non-binding forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, or at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our business and results of operations. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

The average selling price of our products will likely decrease over time. If the selling price reductions are greater than we expect, or if we are unable to effectively counter average selling price erosion, our results of operations may be adversely affected.

Historically, the average selling price of our products has decreased over their lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions, competitive product bundling and a transition in our markets from higher priced module products to lower priced integrated circuits. To offset these decreases, we expect to primarily rely on achieving manufacturing cost reductions for existing products and introducing new products with higher levels of integration that can be sold at higher average selling prices.

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

We customize a substantial portion of our RF subsystem module products to address our customers’ specific RF needs. If we do not sell our customer-specific products in large volumes, we may be unable to cover our fixed costs or may be left with substantial unsaleable inventory, which could have a material adverse effect on our financial condition and results of operations.

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

We generally warrant our commercial products for a period of one year, and longer for automotive electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework or replacement, the cost to us could be significant and could have a material adverse effect on our business, financial condition and results of operations.

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

Net revenue from outside of North America was 66%, 66% and 58% for 2006, 2005 and 2004, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products which could have a material adverse effect on our financial condition and results of operations.

A majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

Historically, revenues from international markets have represented the majority of our total net revenue, We expect net revenue from international markets to continue to represent the majority of our total net revenue for the foreseeable future. International business activities involve certain risks, including:

•	difficulties involved in the staffing and management of our geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the United States tax code as a result of international trade regulations;

•	greater difficulty in safeguarding intellectual property;

•	foreign technical standards;

•	import and export licensing requirements, tariffs, and other trade and travel restrictions; and

•	existence or adoption of laws and regulations affecting the operation and taxation of our business and the general business climate for foreign companies.

To the extent our international sales are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business, financial condition and results of operations.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to customers purchasing our products. At December 31, 2006, approximately 71% of our net accounts receivable was due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

Because all of our customers do not have the same credit terms, our outstanding accounts receivable balance can become concentrated in a smaller number of customers than our overall net revenue. This concentration can subject us to a higher financial risk and could have a material adverse effect on our business, financial condition and results of operations.

Our customers’ products are subject to governmental regulation.

Governmental regulation could place constraints on our customers and consequently reduce their demand for our RF products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the United States. Similar governmental agencies regulate our target markets in other countries. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our RF products will decrease if equipment incorporating our products fails to comply with FCC specifications.

Our dependence on a single manufacturing facility and a single subcontractor for almost all of our subsystem module solutions could jeopardize our operations.

The majority of our subsystem module solutions manufacturing operations are subcontracted to Ionics EMS, Inc. Such operations are conducted at a single facility in Manila, Philippines.

We are exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. Such risks include lack of control over delivery schedules, manufacturing yields, quality and fabrication costs and the risk of material supply disruptions due to labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. If we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements, which could cause a significant delay in our ability to deliver our products, resulting in losses and potential enforcement of contractual “line down” clauses by our customers, potentially subjecting us to legal expenses and settlement payments. Additionally, our subcontractor could elect to close its production facility or require us to move to another production facility or subcontractor. Any resulting delay could result in increased expense and costs and could have a material adverse effect on our business and results of operations.

We depend on third-party wafer subcontractors to manufacture all of our integrated circuit products, which reduces our control over the integrated circuit manufacturing process and could increase costs and decrease the availability of our integrated circuit products.

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM, Jazz Semiconductor and X-FAB, outside subcontractors, to produce most of our RF integrated circuit products. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period or in any specific quantity, except as set forth in a particular purchase order. Our requirements, generally, represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were unable or unwilling to continue manufacturing our integrated circuits, our business would be materially adversely affected. In such an event, we would be required to identify and qualify substitute subcontractors, which would be time consuming and difficult, and may result in unforeseen manufacturing and operational problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM, Jazz Semiconductor and X-FAB. In addition, the processing of our integrated circuit products is specific to the manufacturing processes of a given supplier and substantial lead-time would be required to move the specific product to another supplier, if it were possible at all. Although we have begun using Jazz Semiconductor as an alternate source for certain of our integrated circuit products, there can be no assurance that the establishment of an alternate manufacturing source would successfully mitigate the risks identified above.

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

We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance or lower cost process technologies in order to produce higher performance, more efficient or better integrated circuits because we believe this migration is required to remain competitive. Other companies in the industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties. Moreover, we are dependent on our relationships with subcontractors to successfully migrate to newer or better processes. Our foundry suppliers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our foundry suppliers do not make newer or better manufacturing process technologies available to us on a timely or cost-effective basis, or if we experience difficulties in migrating to these processes, it could have a material adverse effect on our competitive position and business prospects.

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

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets; our ability to introduce these new products in a cost-effective and timely manner; and our ability to meet customer specifications and convince leading manufacturers to select these new products for design into their new products. Developing new products and improving our existing products requires substantial continuing investments of engineering resources. We have often encountered and continue to encounter difficulties attracting and retaining the highly sophisticated engineering personnel required to timely develop our products and meet our customers’ design windows. In addition, the development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Our efforts to address the mobile television market segment, in particular, will depend on our ability to co-develop certain integrated products with certain partners. These co-development efforts involve inherently higher development risk and because they involve third-parties, they provide us with less control over the development effort. In addition, some of our past research and development efforts have failed. For example, our Bluetooth products never gained wide market acceptance. Successful product development depends on a number of factors, including:

•	the accuracy of our prediction of emerging market requirements and evolving standards;

•	the acceptance of our new product designs by our customers and of our customers’ products by their customers and consumers;

•	the availability of qualified product designers and our ability to attract and retain them; and

•	our ability to successfully design, develop, manufacture and integrate new components to increase our product functionality in a timely manner.

Due to the relatively small size of our product design team, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. As a result of these factors, we may be unable to develop and introduce new RF products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, even when we do hold valid patents that we could potentially assert against a competitor’s infringing products, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights fully, particularly, where the initiation of a claim might harm our business relationships or risk a debilitating countersuit by a competitor with patents that may read on our products.

Our competitors also may be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products.

In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other non-patented proprietary information relating to our product development and manufacturing activities, which we seek to protect, in part, by confidentiality agreements with our customers, partners, suppliers and employees. We cannot be certain that our confidentiality agreements will not be breached, that we would have adequate remedies for any such breach or that trade-secrets and proprietary know-how will not otherwise become known by others. Although we intend to protect and vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Furthermore, we have initiated, and may initiate in the future, claims or litigation against third-parties for infringement of our proprietary rights or to establish their validity. Even if we successfully assert our intellectual property against a competitor in litigation, our patents may be challenged through a USPTO re-examination, which cannot be settled by the mutual agreement of the parties.

Our ability to sell our RF products may be adversely affected if it is determined that we or our customers infringe on the intellectual property of a third-party or if any of our issued patents are determined to be invalid.

The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in significant and often protracted and expensive litigation. Our customers may be subject to infringement claims for their products which incorporate our RF products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the litigation and demand indemnification from us. The resolution of such a claim against our customer may cause our customer to reduce or completely eliminate marketing its infringing product, which would decrease our sales of RF products to this customer. Further, if our customer were to prevail in its claim for indemnification against us, or if we were found to infringe any third-party intellectual property, we could be required to:

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

If we do not anticipate and adapt to evolving industry standards in the cable, digital television and automotive electronics markets, or if industry standards develop more slowly than we expect, our products could become obsolete and we could lose market share.

Applications and devices for cable, digital television and automotive electronics markets often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with these evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which can harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Additionally, our competitors may attempt to relax anticipated standards that we have expended significant research and development funds to meet, thereby eliminating any technical advantages that our products may have. Further, if new unexpected industry standards do emerge, and we have failed to accurately anticipate or design products that meet such standards, our products or our customers’ products could become unmarketable or obsolete.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards for our RF products in the cable, digital television and automotive electronics markets, or to develop and introduce new products that are functionally and economically competitive into these markets, could result in diminished revenue and, consequently, harm our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

We have experienced volatility in our stock price and it may fluctuate in the future. Therefore, you may be unable to resell shares of our common stock at or above the price you paid for them.

The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future. For example, during 2006, our common stock traded at prices as low as $4.15 and as high as $7.19 per share. Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

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

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, the foreign currency exchange gain was approximately $0.2 million in 2006. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

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

Beginning in July 2006, our product shipments into certain regions of the world were required to conform to the European Union’s directive for the restriction of certain hazardous substances (RoHS) in electrical and electronic equipment. We currently have RoHS-compliant versions of our silicon products and we are in the process of altering our applicable subsystem module solutions to also be RoHS-compliant. If our customers are unable to re-qualify the lead-free versions of our products or our subsystem module manufacturers are unable to meet the RoHS/lead-free standards in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

Our international operations, including our operations in Germany, Taiwan, Japan, China and South Korea, the operations of our international suppliers and our overall financial results may be adversely affected by events that occur in or otherwise affect these countries.

We currently have facilities and suppliers located outside of the United States, including research and development operations in Germany and sales offices in Japan, Taiwan, China and South Korea. Other than IBM, Jazz Semiconductor, ISE and Criteria Labs, substantially all of our suppliers are located outside the United States, and substantially all of our products are manufactured outside the United States. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in the Philippines could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the United States, imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and South Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

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

On May 25, 2005, our stockholders approved certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws that had the effect of declassifying our board of directors so that all of our directors must stand for election every year at our annual meeting of stockholders. The declassification of our board of directors was a requirement of our settlement in 2005 of certain consolidated derivative stockholder litigation.

The matters relating to the investigation by the Audit Committee of our Board of Directors into our stock option grant practices and the restatement of our consolidated financial statements has resulted in litigation and may result in future litigation or regulatory inquiries which could harm our financial condition and results of operations.

On July 27, 2006, we announced that the Audit Committee of our Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the time from our initial public offering in August 2000 through June 2006.

On November 1, 2006, the Audit Committee announced that it had concluded that the actual measurement dates for certain past stock option grants differed from the measurement dates previously used in accounting for such grants. Because, in certain cases, the prices on the previously used measurement dates were lower than the prices on the actual measurement dates, we determined that we should have recognized material amounts of stock-based compensation expense in connection with these transactions. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as well as the unaudited interim financial statements for the first quarter ended March 31, 2006, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on November 1, 2006.

On January 22, 2007 we filed with the SEC certain restated financial statements for the years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005, as well as unaudited interim financial statements for the quarter ended March 31, 2006.

This review of our historical stock option grant practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option grant practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. On January 31, 2007, a purported stockholder derivative lawsuit was filed against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. We are currently evaluating the lawsuit and preparing our response, which must be filed by April 4, 2007. We cannot assure you that pending litigation or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business.

We voluntarily contacted the United States Securities and Exchange Commission regarding the Audit Committee’s investigation into our stock option grant practices, and representatives of the Audit Committee have met with the SEC to discuss the findings of the Audit Committee’s investigation. We have received requests for the voluntary production of documents from the SEC and we are cooperating with the SEC.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for stock option grants, the SEC may also disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grant measurement date errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from The NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

We have been the target of several securities fraud class action and stockholder derivative complaints in the past and are at risk of future securities class action and stockholder derivative litigation. The lawsuit filed on January 31, 2007 or litigation filed in the future could result in substantial costs to us, drain our resources and divert our management’s time and attention.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed against us, certain former executive officers and certain investment banks that served as underwriters of our initial public offering. We have accepted a settlement proposal presented to all issuer defendants and are waiting for final court approval. For additional discussion of this litigation, see Note 11 to our Notes to Consolidated Financial Statements.

Stockholder Derivative Litigation

On January 31, 2007, a purported stockholder derivative lawsuit was filed against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. We are currently evaluating the lawsuit and preparing our response which must be filed by April 4, 2007.

There is no guarantee that our insurance coverage, including our directors’ and officers’ liability insurance, will be sufficient to cover any potential liability and any shortfall in insurance coverage would impact our cash position which could have a material adverse effect on our financial condition.

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

Our ability to file in a timely manner with the SEC the reports required pursuant to the Securities Exchange Act of 1934, as amended, including quarterly reports on Form 10-Q and annual reports on Form 10-K, could be adversely affected by the following events:

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

Any delay in filing any such report could result in a loss of investor confidence in the reliability of our financial statements and an adverse reaction in the financial marketplace, which ultimately could adversely impact the market price of our shares. Additionally, this could result in the delisting of our stock from The NASDAQ Global Market and subsequent quoting of our stock on the “pink sheets,” hindering liquidity of our stock and increasing trading costs and fees for investors.

If we or our independent registered public accounting firm are unable to provide adequate attestation regarding the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, it may have a material adverse effect on investor confidence and the market value of our common stock.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will continue to apply to our future Annual Reports on Form 10-K. We have a complex business organization that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, there can be no assurance that we will be successful in future years. Further, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares. Additionally, this could result in the delisting of our stock from The NASDAQ Global Market and subsequent quoting of our stock on the “pink sheets”, hindering liquidity of our stock and increasing trading fees to investors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices and corporate headquarters are located in Plano, Texas. Our Plano location includes administrative, finance, operations, research and development and sales and marketing functions and consists of approximately 44,000 square feet. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Our lease in Germany, where we lease approximately 35,000 square feet for our administrative, sales and marketing and research and development facility, features an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. In February 2006, we opened a design center in Plantation, Florida and in September 2006, we opened a design center in Longmont, Colorado. We also have sales and technical support offices in Huntsville, Alabama; Campbell, California; Irvine, California; Duluth, Georgia; Naperville, Illinois; Raleigh, North Carolina; Tokyo, Japan; Taipei, Taiwan, Shenzhen, China and Seoul, South Korea. We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed.

Our future cash commitments are primarily for long-term facility leases. See Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors”.

See Note 2, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements for more information about legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol “TUNE.” The following table shows the range of quarterly high and low sale prices from January 1, 2005 through December 31, 2006. On March 9, 2007, the closing price of our common stock was $4.30 as quoted on The NASDAQ Global Market.

	Years Ended December 31,
	2006		2005
	High	Low	High	Low
First Quarter	$6.01	$4.15	$6.17	$4.16
Second Quarter	$7.19	$5.08	$5.35	$3.05
Third Quarter	$6.38	$4.84	$7.11	$4.87
Fourth Quarter	$5.64	$4.37	$6.33	$3.70

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

On November 16, 2006, we received notice that the Listing Qualifications Panel of The NASDAQ Stock Market had granted our request for the continued listing of our common stock on The NASDAQ Global Market. The continued listing of our common stock was subject to two conditions. First, on or about December 4, 2006, we were required to provide additional information to NASDAQ regarding our Audit Committee’s internal investigation of our stock option grant practices. On December 4, 2006, we provided the NASDAQ Listing Qualifications Panel with the preliminary findings of the Audit Committee’s investigation into our stock option granting practices. Second, on or before January 22, 2007, we were required to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, respectively, and any necessary restatements of our prior financial statements with the SEC. We filed such Quarterly Reports contemporaneously with the amended Annual Report on Form 10-K/A and an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006. By making the foregoing filings, we regained compliance with the conditions for the continued listing of our common stock on The NASDAQ Global Market.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from December 31, 2001 through December 31, 2006, with the Nasdaq Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Microtune’s common stock and in the above indices on December 31, 2001. We were delisted from The NASDAQ National Market effective July 7, 2003. From July 8, 2003 to April 25, 2004, our shares of common stock were quoted on the “pink sheets,” which generally entailed higher transaction costs for trades and reduced liquidity. Our common stock was relisted for trading on The NASDAQ National Market effective April 26, 2004.

The comparisons in the graph below are based on historical data with our common stock prices based on the closing price on the dates indicated and are not intended to forecast the possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

as of December 2006

Assumes Initial Investment of $100

Stockholders

As of March 9, 2007, there were 53,557,425 shares of our common stock outstanding held by 214 holders of record.

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

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data included elsewhere in this report. The comparability of the information presented below is affected by a variety of factors, including acquisitions and dispositions of businesses and restructuring costs. To better understand the information in the table, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Financial Statements and Supplementary Data” in Item 8. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more detailed information regarding the restatement of our consolidated financial statements.

	Years Ended December 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)
Consolidated Statement of Operations Data:
(In thousands, except per share data)
Net revenue	$69,232	$56,991	$56,162	$46,193	$65,806
Gross margin	34,527	29,661	24,662	9,230	7,116
Loss from operations	(9,229)	(4,823)	(20,507)	(56,064)	(187,494)
Net income (loss)	(5,152)	(2,438)	4,790	(51,523)	(186,631)
Basic and diluted income (loss) per common share (6)	$(0.10)	$(0.05)	$0.09	$(1.02)	$(3.57)

	December 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$38,010	$5,068	$34,515	$22,637	$61,278
Short-term investments	44,750	77,120	44,460	36,745	40,000
Working capital	91,237	88,494	83,173	59,627	97,629
Long-term investments	—	—	3,587	14,028	5,000
Total assets	105,602	103,321	104,755	100,659	157,096
Total stockholders’ equity	96,268	94,425	94,483	86,704	130,679

(1)	The consolidated results of operations and balance sheet data for 2006 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts and $5.8 million in stock-based compensation expense. See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(3)	The consolidated results of operations and balance sheet data for 2004 reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation, a $1.9 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $2.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $1.9 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million benefit for a customs refund, and a $0.7 million foreign currency gain. See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(4)	The consolidated results of operations and balance sheet data for 2003 reflect a $2.7 million charge to cost of revenue for excess inventory related to the manufacturing agreement executed with TFS, a $1.6 million gain on the sale of Microtune Holland Design Center (MHDC), a $1.4 million charge for our former Chairman and CEO’s severance agreement, the write-down of $4.2 million of wireless inventory, and $1.2 million of charges related to the shut down of our wireless business unit.
(5)	The consolidated results of operations and balance sheet data for 2002 reflect the effects of a goodwill impairment charge of $50.7 million, a $46.9 million charge for impairment of intangible assets associated with our wireless business, a charge to cost of revenue of approximately $12.8 million representing our estimate of excess wireless inventories and non-cancelable purchase obligation for wireless inventories at December 31, 2002, and restructuring costs of $11.4 million.
(6)	See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a description of how the number of shares used to calculate net income (loss) per common share is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Part I, Item 1A., which describes some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to make an investment in our stock. You should also read “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A.

You should also read the following discussion and analysis in conjunction with “Financial Statements and Supplementary Data” in Item 8.

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

On December 29, 2006, we announced that the Audit Committee had completed its investigation and had made certain determinations. As a result of the Audit Committee’s investigation, we recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period. In January 2007, we determined to restate our selected consolidated financial data as of and for the years ended December 31, 2000 and 1999. We restated our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterizations of stock option recipients; (2) modifications to stock option grants; (3) employee stock purchase plan administration deficiencies; (4) stock option grants to non-employees; and (5) related tax liabilities, including those associated with the misclassification of certain stock option grants as incentive stock options, or ISOs, and consequently, the underreporting or underwithholding of payroll taxes on certain stock option exercises.

The financial impact of the Audit Committee’s findings on our consolidated financial statements for the years ended December 31, 1999 through 2006 was as follows (in thousands):

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

Audit Committee and Company Findings

As disclosed above, our Audit Committee, which consists solely of independent directors, self-initiated an investigation into our stock option grant practices. As a result of this investigation, we identified errors with an aggregate financial impact of approximately $9.1 million. In the table above describing the financial impact of the Audit Committee’s findings on our restated consolidated financial statements, we have summarized the aggregate financial impact of the errors into five categories as further described in the table. Certain amounts reflected in the table are the result of errors from earlier periods due to the accounting treatment for such errors that requires the amortization of the errors over multiple periods. For example, only approximately $1.0 million of the $9.1 million adjustment resulted from errors in periods after August 12, 2003, the date of the appointment of Mr. James A. Fontaine as CEO; however, approximately $2.0 million of the adjustment actually impacts our financial results after August 12, 2003. As a result of the Audit Committee’s investigation, we have determined the following:

Inappropriate Practices Prior to August 12, 2003. The Audit Committee has identified the following inappropriate practices, each of which occurred prior to the appointment of Mr. Fontaine on August 12, 2003:

•	We followed a regular practice of backdating stock option grants to each new employee to the date corresponding to the lowest closing stock price during approximately a one to two week period after such new employee’s start date. Once a favorable price was selected, other (non-new employee) grants planned during the same timeframe were also generally dated with the date selected to take advantage of the low exercise price. Grants of this type consisted of approximately 1.0 million stock options and involved a large number of individual granting actions. The total financial impact of these errors accounted for less than $0.4 million of the Category 1 adjustment. New measurement date determinations for this category were generally based on documentation in the corporate minute books indicating when listings of stock prices for a range of dates were printed and/or electronic date stamping showing when the granting action documentation was prepared. The Audit Committee concluded that granting actions were signed on the same date the stock price range page was printed, leading us to conclude that this was the most likely measurement date.

•

On several occasions, in order to select favorable exercise prices for certain newly-hired executives or other senior personnel, we created employment records to establish start dates (and grant dates) that preceded the date they actually began working for us. We do not currently employ any person who benefited from this practice. The total financial impact of these errors, included in the Category 1 adjustment, was approximately $1.2 million and consisted of three instances involving four individuals who received an aggregate of 580,000 stock options. For two of these instances, which involved three individuals, the actual start dates were determined to be later than the stated start and grant dates through an examination of the employees’ personnel or payroll files and through a review of email messages dated weeks after the stated start and grant dates, describing the intent of prior senior management to create fictitious start dates for these employees such that favorable exercise prices could be selected. Both of these grants were approved by unanimous written consent, or UWC, with “effective dates” that preceded the date that they were actually signed. Based on an analysis of electronic date stamping information and an examination of the original documentation, we concluded that the UWC was actually signed on the date of the Compensation Committee meeting and determined that such date is the most likely measurement date for these grants. The total financial impact of errors for these instances was approximately $1.0 million. For the other instance, which involved one individual, the approval of the grant did not occur until several weeks after the stated grant date. This grant was also approved by a UWC with an “effective date” that preceded the date the UWC was actually signed. We determined the measurement date for this grant to be the date that final approval was received from the Compensation Committee as evidenced by the receipt of an electronic signature page and supporting electronic date stamping evidence. The total financial impact of this error for this grant was approximately $0.2 million.

•	We backdated certain other stock option grants by selecting a grant date and corresponding exercise price that preceded the date that we actually determined to make such grants. In some cases, these stock option grants were backdated by several months. The total financial impact of these errors was approximately $4.2 million and is included in the Category 1 adjustment. For example, on one occasion, for a grant to eleven members of management totaling 439,000 stock options, the approval of the grant did not occur until several weeks after the stated grant date. This grant was approved by a UWC of our Compensation Committee with an “effective date” that preceded the date the UWC was actually signed. We determined the measurement date for this grant to be the date that final approval was received from the Compensation Committee as evidenced by receipt of an electronic signature page and supporting electronic date stamping evidence. The total financial impact for this single error was approximately $2.2 million. On another occasion, for a grant to five members of management totaling 490,000 stock options, the approval of the grant did not occur until several weeks after the stated grant date. This grant was approved by a UWC with an “effective date” that preceded the date the UWC was actually signed. Based on an analysis of electronic date stamping and an examination of original documentation, we concluded that the UWC was actually signed on the date of the Compensation Committee meeting and that such date is the most likely measurement date for this grant. The total financial impact of this error was approximately $0.7 million and is included in the Category 1 adjustment.

•	In two instances involving a large number of employees, stock options were granted and subsequently regranted using a lower exercise price. The re-grant was not properly accounted for using variable accounting. The total financial impact for these errors was $0.1 million and is included in the Category 1 adjustment.

•

Until August 2004, conditions were in place to allow option holders to select an exercise date (and associated price for calculating any tax impact) up to three days earlier than the date we actually received the employees’ notices of exercise and payment of the exercise price, but only for transactions where the employee desired to exercise and “hold” the shares. For cashless exercises, this alternative was not available. In August 2004, the settlement of our stock option exercises was transitioned to a third-party provider, which precluded the possibility of any further occurrences of exercise date manipulation. Due to inconclusive evidence, the Audit Committee could not determine whether this was a widespread practice; however, it did confirm that exercise date manipulation occurred in seven instances. We recorded a nominal amount of compensation expense for these seven instances based on the specific evidence supporting a finding of manipulation. For other stock option exercises, we have determined that slightly more than 50 percent were not dated such that the most favorable exercise price, during the three day period, was obtained. We have therefore determined that the likelihood is remote that these transactions were manipulated. In other cases, a number of transactions exist for which the evidence is inconclusive such that we could not eliminate the possibility that these exercise dates were manipulated; however, we have determined that no additional compensation expense needed to be recorded. If certain of these transactions are later challenged and determined to have been manipulated, we can reduce or eliminate the financial impact to us by amending the previously filed W-2 forms for the affected employees and our related net operating loss carryforward. Under one possible scenario, we have estimated the potential additional compensation charge, net of tax, to be between approximately $0.2 million and $0.3 million if amended W-2 forms are not filed.

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

Delays in Completing Granting Actions and Paperwork after August 12, 2003. The Audit Committee also found that, as part of the 2004 and 2005 annual stock option grant process, an aggregate number of grants to all employees were presented to our Board of Directors or Compensation Committee and approved as to total number and exercise price, but the actual number of option shares (or other material stock option terms) to be granted to each individual employee was not finalized for every employee until several days or weeks after the recorded grant date. The Audit Committee and management have determined that compensation expense relating to these annual grants must be recorded. The total financial impact of these errors was approximately $0.4 million and is included in the Category 1 adjustment. For example, in one instance, four block stock option grants, representing different employee groupings, were approved by the Board of Directors with individual stock option grants to be determined by the Chief Executive Officer, pursuant to his delegated authority and in accordance with the terms of the block grants approved by the Board of Directors. Grant allocations to individual recipients for one of the pre-approved block grants were not finalized for six days. For accounting purposes, we determined that the measurement date for all stock option grants in the four block grants must coincide with the date that the stock option grant allocations were determined with finality for all recipients, as evidenced by the date of email messages and the electronic date stamping of relevant spreadsheet files. In this instance, the financial impact of the error resulted in compensation expense of less than $0.1 million and is included in the Category 1 adjustment. In another instance, block stock option grants were approved by the Compensation Committee in a meeting with individual stock option grants to be made by the Chief Executive Officer, pursuant to his delegated authority and in accordance with the terms of the block grants approved by the Compensation Committee. As we could not reasonably determine when the stock option grant allocations were finalized for all recipients, we determined the measurement date based upon the electronic date stamping associated with the granting actions that were recorded in our corporate minute books. In this instance, the financial impact of the error resulted in compensation expense of approximately $0.3 million and is included in the Category 1 adjustment. Separately, the Audit Committee noted that, on occasion, there were administrative delays in executing the paperwork to effectuate certain grants to new employees, though these delays do not create a need to record additional compensation expense. The Audit Committee believes that none of these delays were attempts to select more favorable exercise prices.

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

Taxes. As described above, certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as ISOs, requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or NQs. Given the significant differences in the tax treatment between ISOs and NQs, we underreported or underwithheld certain payroll taxes for those options which were exercised during the period through June 30, 2006. We have recorded certain tax liabilities related to these issues in the period of exercise with related penalties and interest charged in subsequent periods, except for periods closed by the statute of limitations where no liability is recorded. We intend to pursue a negotiated settlement with the IRS as soon as practicable, however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In the aggregate, the financial impact of these tax errors was approximately $0.6 million and is included in the Category 5 adjustment.

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

Remedial Measures

We are committed to remediating the problems associated with our past stock option granting practices. In June 2006, our management identified potentially problematic documentation related to certain past equity compensation awards and reported these findings to the Audit Committee, which contributed to the Audit Committee’s decision to initiate an investigation into our stock option grant practices. In addition, after identifying these deficiencies, in June 2006, management implemented certain improvements to our control environment as well as to controls over the administration of and accounting for our equity compensation awards. These control improvements, described below, were applied to all equity compensation awards between mid-June 2006 and the end of October 2006 (at which time all activity under our equity compensation plans was suspended due to the pending restatement):

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

Regulatory Matters

We voluntarily contacted the United States Securities and Exchange Commission regarding the Audit Committee’s investigation into our stock option grant practices, and representatives of the Audit Committee have met with the SEC to discuss the findings of the Audit Committee’s investigation. We have received requests for the voluntary production of documents from the SEC and we are cooperating with the SEC.

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

On November 16, 2006, we received notice that the Listing Qualifications Panel of The NASDAQ Stock Market had granted our request for the continued listing of our common stock on The NASDAQ Global Market. The continued listing of our common stock was subject to two conditions. First, on or about December 4, 2006, we were required to provide additional information to NASDAQ regarding our Audit Committee’s internal investigation of our stock option grant practices. On December 4, 2006, we provided the NASDAQ Listing Qualifications Panel with the preliminary findings of the Audit Committee’s investigation into our stock option granting practices. Second, on or before January 22, 2007, we were required to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, respectively, and any necessary restatements of our prior financial statements with the SEC. We filed such Quarterly Reports contemporaneously with the amended Annual Report on Form 10-K/A and an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006. By making the foregoing filings, we regained compliance with the conditions for the continued listing of our common stock on The NASDAQ Global Market.

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $3.3 million through December 31, 2006 related to these matters. We expect to continue to incur substantial expenses in connection with these matters. For example, we may also incur expenses of up to approximately $1.0 million in order to resolve certain Section 409A tax issues resulting from misdated stock options granted to many of our employees. In addition, we may be obligated to indemnify and advance legal expenses to certain current and former officers and directors pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers and directors for legal proceedings related to these matters.

OVERVIEW

We sell RF tuner, amplifier and upconverter IC and subsystem module solutions for the cable, digital television and automotive electronics markets. We operate Microtune as a single business unit or reportable operating segment. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase product from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market. In these cases, we are not always able to accurately associate revenue with a market.

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile (handheld) televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenues are generated through the efforts of our sales organization. However, we generated approximately 18%, 11% and 9% of our net revenue from sales made through distributors in 2006, 2005 and 2004, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•	Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs ranges generally from $2 to $3. The typical selling price of our subsystem module products ranges generally from $6 to $25. In 2007, we expect the average selling price of our products to slightly decrease; however, more significant decreases could have a material adverse impact on our gross margins, financial condition and results of operations.

•

Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including cash and stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. Beginning January 1, 2006, stock-based compensation is recorded in operating expenses in accordance with SFAS No. 123(R) and resulted in a material charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

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

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective-transition method. The adoption of SFAS No. 123(R) had a significant negative impact on our operating results in 2006 and is expected to have a significant negative impact on future periods. The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income (loss), as reported for prior periods (1)	N/A	$(2,438)	$4,790
Add stock compensation expense recorded under the intrinsic value method	N/A	706	1,497
Less stock-based compensation expense computed under the fair value method (2)		(6,146)	(6,902)

Net loss, including the effect of stock-based compensation expense (3)	$(5,152)	$(7,878)	$(615)

Basic and diluted net income (loss) per common share, as reported in prior periods (1)	N/A	$(0.05)	$0.09

Basic and diluted loss per common share, including the effect of stock-based compensation expense (3)	$(0.10)	$(0.15)	$(0.01)

(1)	Net income (loss) and net income (loss) per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended December 31,
	2006	2005	2004
Net revenue	100%	100%	100%
Cost of revenue	50	48	56

Gross margin	50	52	44
Operating expenses:
Research and development	31	29	28
Selling, general and administrative	32	28	45
Amortization of intangible assets and goodwill	—	3	7

Total operating expenses	63	60	80

Loss from operations	(13)	(8)	(36)
Other income (expense)	6	4	44

Income (loss) before benefit for income taxes	(7)	(4)	8
Income tax benefit	—	—	(1)

Net income (loss)	(7)%	(4)%	9%

COMPARISON OF YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Net Revenue

The following table presents net revenue from each of our product types in 2006 as compared to 2005 and 2004 (in thousands):

	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	% Change	Change	% Change
Silicon	$53,148	$41,388	$28,654	$11,760	28.4%	$12,734	44.4%
Modules	15,686	15,005	26,449	681	4.5	(11,444)	(43.3)
Other	398	598	1,059	(200)	(33.4)	(461)	(43.5)

Total	$69,232	$56,991	$56,162	$12,241	21.5%	$829	1.5%

The increase in net revenue in 2006 as compared to 2005 was primarily the result of increased shipments of silicon tuner products for the cable and digital television markets, partially offset by decreased shipments of module products for the cable and digital television markets and decreased shipments of silicon upconverter products for the cable market. The increase in shipments for automotive electronics markets also contributed to the increase in net revenue in 2006. Silicon tuner unit shipments increased approximately 47% from 2005 to 2006, primarily in cable and digital television markets. Shipments of our module products decreased approximately 7%, primarily in cable markets. Silicon amplifier unit shipments decreased approximately 21% from 2005 to 2006, primarily in digital television and other markets. During 2006 and 2005, we recognized approximately $0.1 million and $0.4 million, respectively, in royalty revenue from third-parties in accordance with the patent litigation settlement agreement entered into in June 2004. See Item 3, “Legal Proceedings.” We expect net revenues to grow in excess of 20% in 2007, primarily driven by growth from the cable market, and to a lesser extent the digital television and automotive electronics markets.

The increase in net revenue in 2005 as compared to 2004 was the result of increased shipments of silicon tuner products for set-top box, cable modem, PC/TV and ATSC applications, partially offset by decreased shipments of subsystem module products for cable modem and telephony applications and decreased shipments of subsystem module products for PC/TV and ATSC applications, mostly to one significant customer. In addition, the increase in net revenue in 2005 was the result of increased shipments for car television applications, partially offset by decreased shipments for car radio applications, resulting primarily from the loss of one significant customer. Silicon tuner unit shipments increased approximately 65% from 2004 to 2005 while subsystem module unit shipments decreased by approximately 50%.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2006	2005	2004
Cisco/Scientific-Atlanta (a Cisco company) (1)	23%	22%	16%
Asustek Computer (2)	17%	18%	10%
Ten largest customers	76%	74%	63%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was approximately $0.1 million , $0.1 million and $1.1 million in 2006, 2005 and 2004, respectively. Net revenue generated from Scientific-Atlanta in 2005 and 2004 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in 2006 and 2005, and ARRIS and Terayon in 2004.

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue has varied and will likely continue to vary from period to period, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results.

Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2006	2005	2004
North America	$23,875	$19,513	$23,862
Europe	11,723	9,837	8,254
Asia Pacific	33,571	27,613	23,327
Other	63	28	719

Total	$69,232	$56,991	$56,162

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenues were as follows:

	Year Ended December 31,
	2006	2005	2004
United States	33%	32%	36%
China (including Hong Kong)	28%	27%	12%
Germany	10%	10%	*
Taiwan	*	*	17%

*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in 2006 as compared to 2005 and 2004 (in thousands):

	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	% Change	Change	% Change
Cost of revenue	$34,705	$27,330	$31,500	$7,375	27.0%	$(4,170)	(13.2)%
Gross Margin	34,527	29,661	24,662	4,866	16.4	4,999	20.3
Gross Margin %	50.0%	52.0%	43.9%	(2.0) pts.		8.1 pts.

Gross margin increased during 2006 as compared to 2005 primarily due to an approximate $12.2 million increase in net revenue. Gross margin percentage in 2006 as compared to 2005 decreased primarily due to a one-time cost of revenue credit in 2005 of approximately $0.7 million realized in conjunction with the transition of our third-party contract manufacturer for our module products during the second quarter of 2005 as described below. In addition, gross margin percentage in 2006 as compared to 2005 was negatively impacted by a change in the product mix of our silicon tuner products for the cable and digital television markets and decreased revenue from our silicon upconverter products for the cable market, which generally have a higher gross margin percentage as compared to other products. Gross margin percentage in 2006 as compared to 2005 was positively impacted by increased revenue from our silicon products as a percentage of total net revenue, which generally has a higher gross margin percentage compared to the mix of products sold in 2005. We expect our gross margin percentage in 2007 to be consistent with or slightly lower than 2006.

The increase in gross margin during 2005 as compared to 2004 resulted primarily from increased revenue from our silicon products as a percentage of net revenue, which have a higher gross margin percentage compared to the mix of products sold in 2004, fewer inventory-related charges in 2005 as compared to 2004 and benefits to cost of revenue of approximately $0.7 million related to replacing TFS as our RF subsystem module manufacturing partner in the second quarter of 2005 as described below.

Our cost of revenue for 2006, 2005 and 2004 did not include approximately $1.1 million, $1.1 million and $1.9 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowance for 2006, 2005 and 2004 was a benefit to cost of revenue of approximately $0.4 million, $0.7 million and $0.6 million, respectively. Cost of revenue for 2006 included charges of approximately $0.7 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecasts. Cost of revenue for 2005 included charges of approximately $0.4 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecasts and approximately $0.2 million for various non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations. Cost of revenue during 2004 included charges of approximately $2.4 million to recognize liabilities for subcontractor inventories, which were excess to our demand forecasts and benefit of approximately $0.3 million related to a customs refund.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of revenue	$50	$—	$—
Research and development	2,588	—	—
Selling, general and administrative	3,174	—	—

Total stock-based compensation expense included in operating expenses	$5,762	—	—

Total stock-based compensation expense	$5,812	$—	$—

Operating Expenses

The following table presents operating expenses for 2006, 2005 and 2004 (in thousands):

	Year ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	% Change	Change	% Change
Research and development	$21,445	$16,456	$15,641	$4,989	30.3%	$815	5.2%
Selling, general and administrative	22,311	16,020	25,241	6,291	39.3	(9,221)	(36.5)
Restructuring costs	—	—	105	—	—	(105)	(100.0)
Amortization of intangible assets	—	2,008	4,168	(2,008)	(100.0)	(2,160)	(51.8)
Impairments of intangible assets and goodwill	—	—	14	—	—	(14)	(100.0)

Total	$43,756	$34,484	$45,169	$9,272	26.9%	$(10,685)	(23.7)%

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

The increase in research and development expenses in 2006 as compared to 2005 was primarily the result of an increase in personnel-related expenses resulting from average headcount increase of approximately 17% and stock-based compensation expense, an increase in prototyping expenses for new silicon projects and also due to the timing of these expenditures and an increase in facilities and equipment expenses, partially offset by a decrease in depreciation expense. Stock-based compensation expense related to research and development was approximately $2.6 million and $0.5 million in 2006 and 2005, respectively. We expect research and development expenses to increase in 2007, although at a reduced rate as compared to the increase in 2006, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

In 2005, the increase in research and development expenses was primarily the result of an increase in personnel-related expenses resulting from increased average headcount and an increase in development projects and related prototyping expenses for new silicon projects, partially offset by a decrease in depreciation expense. Stock option compensation related to research and development was $0.5 million and $1.0 million in 2005 and 2004, respectively.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 70 issued United States utility patents and have more than 35 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

Selling, General and Administrative

Selling, general and administrative expenses include our personnel-related expenses for administrative, finance, human resources, sales and marketing, information technology and legal departments, and include expenditures related to professional fees for accounting and legal, public relations and financial advisors. These expenses also include promotional and marketing costs, sales commissions and provisions for doubtful accounts.

The increase in selling, general and administrative expenses in 2006 as compared to 2005 was primarily due to an increase in stock-based compensation expense, accounting and legal fees related to the Audit Committee’s investigation and personnel-related expenses. Stock-based compensation expense related to selling, general and administrative expense was $3.2 million and $0.2 million in 2006 and 2005, respectively. The results in 2006 include charges of $3.3 million related to professional fees supporting the Audit Committee’s investigation into our stock option grant practices. The results in 2005 include an approximate $0.5 million reimbursement of legal expenses from our insurance carriers related to our securities and derivative litigation that was settled in 2005. We are currently unable to estimate selling, general and administrative expenses in 2007 due to the difficulty predicting potential future professional fees related to our ongoing legal proceedings.

In 2005, the decrease in selling, general and administrative expenses was primarily due to an approximate $6.5 million decrease in legal expenses from the settlement of our intellectual property litigation in June 2004; completion of an investigation by the SEC and related settlement on June 29, 2005; and settlement of our shareholder and derivative litigation lawsuits for which we obtained final court approvals on April 4, 2005 and March 31, 2005, respectively. See Item 3, “Legal Proceedings.” We also received a $0.5 million reimbursement of legal expenses in 2005 from our insurance carriers related to our securities and derivative litigation. In addition, directors’ and officers’ insurance expense decreased approximately $2.6 million as a result of a reduced annual premium effective September 2004 and further decreased effective September 2005. Stock option compensation related to selling, general and administrative expense was $0.2 million and $0.5 million in 2005 and 2004, respectively.

Restructuring

Restructuring costs for 2004 related primarily to the closure of our wireless design center during the fourth quarter of 2003. No restructuring charges were recorded in 2006 and 2005.

Amortization of Intangible Assets and Goodwill

In 2005, amortization of intangible assets resulted principally from our acquired patents. No amortization expense of intangible assets was recorded in 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005. In 2004, amortization of intangible assets resulted principally from our acquired patents and customer base.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	% Change	Change	% Change
Interest income	$3,986	$2,541	$1,271	$1,445	56.9%	$1,270	99.9%
Foreign currency gains (losses), net	191	(265)	685	456	172.1	(950)	(138.7)
Settlement of patent and anti-trust litigation	—	—	22,500	—	—	(22,500)	(100.0)
Other	40	95	457	(55)	(57.9)	(362)	(79.2)

Total	$4,217	$2,371	$24,913	$1,846	77.9%	$(22,542)	(90.5)%

The increase in interest income in 2006 as compared to 2005 was primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

In 2005, the increase in interest income was primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

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

Income Taxes

The following table presents our provision for income taxes for 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	% Change	Change	% Change
Income tax expense (benefit)	$140	$(14)	$(384)	$154	1100.0%	$370	96.4%
Effective tax rate	2.8%	(0.6)%	(8.7)%	3.4 pts.		8.1 pts.

In 2006, 2005 and 2004, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates.

For United States federal income tax purposes, at December 31, 2006, we had net operating loss carryforwards of approximately $168.5 million and an unused research and development credit carryforward of approximately $4.4 million. These carryforwards begin to expire in 2012.

Our provision (benefit) for income taxes for 2006, 2005 and 2004 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes and United States state income taxes. The provision in 2004 includes a benefit of $0.6 million as a result of our decision to re-structure our foreign operations to reduce our foreign tax exposure.

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

Subsequent to the end of the second quarter of 2006, we agreed with the German tax authorities to fully resolve a then ongoing review and examination relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. In resolving these matters, we agreed to pay a nominal amount of income tax and interest, agreed to a permanent reduction of our loss carryforward for corporate tax purposes of approximately 2.4 million Euros (approximately $3.2 million as of December 31, 2006) and agreed to a temporary reduction of our loss carryforward for corporate tax purposes of approximately 0.8 million Euros (approximately $1.1 million as of December 31, 2006). Because of our current loss carryforward position in Germany, we do not believe the permanent reduction in our loss carryforward will impact our taxes payable until 2010 or later. The temporary reduction in our loss carryforward will be fully recovered by 2015. As our deferred tax assets are fully reserved, the reductions to our loss carryforward for corporate tax purposes in Germany will not impact our current operating results. The tax liabilities were paid in the first quarter of 2007 and differed from the previously recorded provision by an insignificant amount.

Net Income (Loss)

The following table presents our net income (loss) for 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	% Change	Change	% Change
Net income (loss)	$(5,152)	$(2,438)	$4,790	$(2,714)	(111.3)%	$(7,228)	(150.9)%
Percent of net revenue	(7.4)%	(4.3)%	8.5%

The increase in net loss in 2006 as compared to 2005 was primarily the result of an increase in operating expenses, including stock-based compensation expense and expenses related to the professional fees of advisors supporting the Audit Committee’s investigation into our stock option grant practices, as described above, and interest income, partially offset by an increase in net revenue, which resulted in an increase of $5.0 million in gross margin.

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

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $357.4 million as of December 31, 2006. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part I, Item 1A. and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for 2006, 2005 and 2004:

	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	% Change	Change	% Change
Operating cash flow	$611	$(1,082)	$6,952	$1,693	156.5%	$(8,034)	(115.6)%
Investing cash flows	30,994	(29,720)	2,323	60,714	204.3	(32,043)	(1,379.4)
Financing cash flows	1,146	1,620	1,918	(474)	(29.3)	(298)	(15.5)

Capital expenditures	1,408	785	506	623	79.4	279	55.1

Cash and cash equivalents	$38,010	$5,068	$34,515	$32,942	650.0	$(29,447)	(85.3)
Short-term investments	44,750	77,120	44,460	(32,370)	(42.0)	32,660	73.5
Long-term investments	—	—	3,587	—	—	(3,587)	(100.0)

Total	$82,760	$82,188	$82,562	$572	0.7%	$(374)	(0.5)%

Accounts receivable, net	6,609	5,911	5,738	698	11.8	173	3.0
Inventories	8,988	7,944	7,095	1,044	13.1	849	12.0
Working capital	91,237	88,494	83,173	2,743	3.1	5,321	6.4

Days sales outstanding in accounts receivable	34.4	37.3	36.8
Inventory turns	3.9	3.4	4.4

In 2006, the increase in cash provided by operating activities resulted primarily from improved cash operating results and a lesser impact from working capital increases in other assets, accrued compensation and accrued expenses, partially offset by working capital changes in accounts receivable and accounts payable due to the timing of cash receipts and disbursements and inventories.

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

In 2006, our primary source of cash from investing activities was the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments.

In 2005, our primary use of cash from investing activities was the purchase of available-for-sale investments to achieve higher returns on our investments. Our primary source of cash from investing activities in 2004 was the sale and maturation of investments.

In 2006, 2005 and 2004, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 12, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. In the aggregate, our cash, cash equivalents and short-term investments increased by approximately $0.6 million during 2006 as a result of improved cash operating results and changes in working capital. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on our level of future sales and ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$1,077
2008	935
2009	859
2010	854
2011	850
Thereafter	5,676

$10,251

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.2 million and $1.3 million, respectively.

Purchase Commitments

As of March 9, 2007, we had approximately $15.9 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2006, we are unaware of any such claims by any of our customers.

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

Our revenue is recorded based on the facts then currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that we will ultimately collect once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that ultimately will be collected. We apply reasonable judgment in performing the credit assessment of each of our customers. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers, other than certain limited stock rotation rights discussed below.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2006 and 2005, the sales value of products shipped for which revenue was deferred was approximately $0.1 million and $0.2 million, respectively. All of the revenue related to revenue deferred at December 31, 2005 was recognized during 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In 2006, 2005 and 2004, we recognized 4%, 4% and 6%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2006 and 2005.

We grant limited stock rotation rights to certain distributors for qualifying product in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above. No potential reduction in net revenue would have resulted from a hypothetical 10% adverse change in our distributors’ current demand forecasts for individual products with stock rotation rights at December 31, 2006.

We typically have a significant portion of our quarterly net revenue represented in accounts receivable at the end of each financial quarter, often concentrated in significant balances from a limited number of customers. At December 31, 2006, approximately 71% of our net accounts receivable was due from five of our customers. The potential reduction in net revenue resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2006 resulting in the return of product previously delivered would have been approximately $0.7 million.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors, which inherently involve us applying judgment and determining certain estimates. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the 2006, 2005 and 2004 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2006 and 2005. The potential charge for bad debts resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2006 would have been approximately $0.7 million.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Our analysis of current and future demand for our products involves estimates and judgments by us. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims, which may also involve judgments by us. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for 2006, 2005 and 2004 was a charge (benefit) to cost of revenue of approximately $0.4 million, $(0.7) million and $(0.6) million, respectively. The potential change in inventory valuation allowances resulting from a hypothetical 10% adverse change in the current demand forecasts for individual materials and parts would have been a charge to cost of revenue of approximately $0.1 million at December 31, 2006.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. These analyses often involve applying judgments or estimates. Our deferred tax assets were fully reserved at December 31, 2006 and 2005.

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2006 and 2005 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $168.5 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the 2006 was $5.8 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 was $0.7 million and $1.5 million for 2005 and 2004, respectively.

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2006.

At December 31, 2006, we have five stock-based compensation plans covering employees and directors, including four stock option plans and our employee stock purchase plan. During 2006, we granted our employees approximately 987,500 stock options with exercise prices ranging from $4.77 to $6.64 per share. The stock options generally vest over the following three to five years. The weighted-average estimated value of the stock options granted during 2006 was approximately $3.23 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

Expected volatility	60.3%
Risk-free interest rate	4.8%
Expected dividends	0.0%
Expected term (years)	5.0

The expected volatility assumption was based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the fair market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms greater than 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility. Expected volatility for 2005 and 2004 was based on historical stock price volatility. The fair value of a stock option would potentially increase approximately 7% from a hypothetical 10% increase in expected volatility as of December 31, 2006.

The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options. The fair value of a stock option would potentially increase approximately 1% from a hypothetical 10% increase in the risk-free interest rate as of December 31, 2006.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was based upon historical employee exercise behavior and expected employee turnover. The fair value of a stock option would potentially increase approximately 4% from a hypothetical 10% increase in the expected term as of December 31, 2006.

During the second quarter of 2006, our Board of Directors approved an executive bonus program for the year 2006 (2006 Executive Bonus Plan) covering executive officers and providing for bonus compensation, to the extent any such compensation is earned, to be paid exclusively through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 93,000 restricted stock units were awarded under the 2006 Executive Bonus Plan. The number of total restricted stock units that ultimately vest and result in the issuance of underlying shares to the executive officers is calculated based on certain scoring factors, as defined in the Plan, including net revenue and adjusted profitability for 2006 and the achievement of certain business goals as of December 31, 2006. The value of the restricted stock units granted during the second quarter of 2006 was $6.40 per unit using our closing stock-price on the grant date. Based upon the final calculation of these scoring factors, no restricted stock units vested under the 2006 Executive Bonus Plan. The restricted stock units were forfeited and returned to the 2000 Stock Plan during the first quarter of 2007. During the fourth quarter of 2006, we recorded a benefit of $0.2 million to stock-based compensation expense for amounts previously recorded as a result of the 2006 Executive Bonus Plan as no restricted stock units vested.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123 as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights outstanding under this plan during 2006 was $2.30. During 2006, we recognized approximately $0.6 million of stock-based compensation expense as a result of this plan.

At December 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $8.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.6 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 11, “Commitments and Contingencies” to the Notes to Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

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

OTHER FINANCIAL INFORMATION

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 3 “Subsystem Module Manufacturing Partner” to the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the application of FIN 48 to our financial statements and have not yet determined its impact.

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

A portion of our net revenue is transacted in the Euro. During 2006, we generated approximately $8.7 million in net revenue from Euro denominated transactions. The potential loss in net revenue for 2006 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.9 million; however, this impact would likely be reduced or offset by a similar impact in our Euro denominated expenses.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured in the Philippines, Germany, and South Korea as well as the United States. We incur operating costs in currencies other than the United States Dollar, particularly the Euro. During 2006, we incurred approximately $7.1 million in operating costs from Euro denominated transactions, mostly at our Germany design facility. The potential increase in operating costs for 2006 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.7 million; however, this impact would likely be reduced or offset by a similar impact in our Euro denominated net revenue.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to United States Dollars using exchange rates at December 31, 2006, was $8.6 million. A potential loss in the value of net monetary assets related to this net investment resulting from a hypothetical 10% adverse change in Foreign exchange rates would be insignificant as of December 31, 2006.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are invested in bank deposits and money market funds. Our investments, which consist of corporate debt securities and other securities issued by United States government and state agencies, including auction rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying values of the cash equivalents approximate fair market value. Investments in debt securities are classified as held-to-maturity when we have the positive intent and ability to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Our investments are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our investment income would decrease by approximately $0.8 million based on our cash and cash equivalents and short-term and long-term investments as of December 31, 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-2 hereof.

Changes in Internal Control Over Financial Reporting. On December 28, 2006, our Board of Directors adopted certain additional improvements to our existing internal controls relating to our stock option granting procedures for implementation in the first quarter of 2007. Since these additional improvements were not implemented in 2006 and were supplemental improvements to existing, effective procedures, we have determined that no changes in our internal control over financial reporting occurred during the quarter ended

December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The additional control procedures adopted by our Board of Directors on December 28, 2006 that will be implemented in the first quarter of 2007 include the following:

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal No. 1-Election of Directors,” and “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    FINANCIAL STATEMENTS

The following Consolidated Financial Statements, related Notes and Reports of Independent Registered Public Accounting Firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K:

(a)(2)    FINANCIAL STATEMENT SCHEDULES

See Item 15(c) below.

(a)(3)    EXHIBITS

Exhibit Number
3.1(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1(2)	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.2(1)	2000 Director Option Plan (as amended and restated as of April 13, 2005) and form of agreements thereunder.

10.3(2)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(3)	Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.5(4)	Form of Common Stock Equivalent Agreement for the Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.6(5)	Amendment to 2000 Director Option Plan, as amended on February 27, 2004.

10.7(5)	Amendment to 2000 Employee Stock Purchase Plan, as amended on February 27, 2004.

10.8(4)	Description of Microtune, Inc. 2006 Executive Bonus Program.

10.9(2)	Commercial Lease Agreement dated March 24, 2000 between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074.

10.10(6)	First Amendment to Commercial Lease Agreement, dated April 8, 2005, by and between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074.

Exhibit Number
10.11(2)	Property Leasing Contract, as supplemented as of January 1, 2000, between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany.
10.12(7)	Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent, dated as of March 4, 2002 (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.13(8)*	Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.14(8)*	Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.15(8)*	Business Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.
10.16(9)	Amendment No. 1 dated August 13, 2004 to Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.17(9)*	Amendment No. 1 dated August 13, 2004 to Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.18(9)*	Settlement and Release Agreement dated November 22, 2004 between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio.
10.19(9)	Stipulation and Agreement of Settlement dated November 23, 2004 between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson.

10.20(9)*	Supplemental Agreement to the Stipulation and Agreement of Settlement dated November 23, 2004 between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson.

10.21(9)*	Addendum to Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio, dated January 9, 2005.
10.22(9)	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated January 10, 2005.

10.23(9)*	Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated June 13, 2000.

10.24(9)	Amendment 1 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 14, 2005.

10.25(10)*	Amendment 2 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated September 29, 2006.

10.26(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

Exhibit Number
10.27(8)	Employment Agreement between Phillip D. Peterson and the Registrant, dated April 7, 2004.

10.28(9)	Indemnification Agreement between Phillip D. Peterson and the Registrant, dated April 7, 2004.

10.29(11)*	Change of Control Agreement between Justin M. Chapman and the Registrant, dated November 29, 2004.

10.30(9)*	Indemnification Agreement between Justin M. Chapman and the Registrant, dated November 29, 2004.
10.31(9)	Change of Control Agreement between Phillip D. Peterson and the Registrant, dated January 20, 2005.

10.32(9)	Indemnification Agreement between Albert H. Taddiken and the Registrant, dated February 10, 2005.

10.33(9)	Indemnification Agreement between Robert S. Kirk and the Registrant, dated February 10, 2005.

10.34(12)	Letter agreement, dated April 28, 2005, between Rob-Roy J. Graham and the Registrant regarding the terms and conditions of Mr. Graham’s resignation from the Registrant as Vice President, Chief Development Officer and Secretary.

10.35(13)	Offer Letter between Mr. Jeffrey A. Kupp and the Registrant, dated April 28, 2005.

10.36(13)	Indemnification Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.37(13)	Change of Control Agreement between Mr. Jeffrey A. Kupp and the Registrant, dated May 9, 2005.

10.38(14)	Indemnification Agreement between Microtune, Inc. and Bernard T. Marren, dated August 30, 2005.

10.39(15)	Indemnification Agreement between Michael T. Schueppert and the Registrant, dated August 21, 2006.

10.40(16)	Stock Option Amendment Agreement between James A. Fontaine and the Registrant, dated December 28, 2006.

10.41(16)	Stock Option Amendment Agreement between Albert H. Taddiken and the Registrant, dated December 28, 2006.

10.42(16)	Stock Option Amendment Agreement between Robert S. Kirk and the Registrant, dated December 28, 2006.

10.43(17)*	Manufacturing Agreement dated May 24, 2005 between Ionics EMS, Inc. and the Registrant.

10.44(17)	Asset Purchase Agreement dated May 25, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

10.45(17)	Termination and Mutual Release dated June 3, 2005 between Three-Five Systems Pacific, Inc., Three-Five Systems, Inc. and the Registrant.

10.46(19)	General Managing Contract between Microtune GmbH & Co. KG and Mr. Barry F. Koch, dated effective May 17, 2000.

14.1(18)	Code of Ethics and Business Conduct.

21.1(18)	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 74).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340), declared effective August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2006.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 8, 2006.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-120091), declared effective October 29, 2004.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2002.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 11, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2005.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2005.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2006.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2006.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 1, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on April 28, 2006.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

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

Date: March 15, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2007

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint each of James A. Fontaine and Jeffrey A. Kupp, as my attorney-in-fact to sign any and all amendments to this Annual Report on Form 10-K on my behalf, and to file this Annual Report on Form 10-K (including all exhibits and other documents related to the Annual Report on Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2007

By:	/s/ JEFFREY A. KUPP Jeffrey A. Kupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007

By:	/s/ WALTER S. CICIORA Walter S. Ciciora	Director	March 15, 2007

By:	/s/ JAMES H. CLARDY James H. Clardy	Director	March 15, 2007

By:	/s/ STEVE CRADDOCK Steve Craddock	Director	March 15, 2007

By:	/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 15, 2007

By:	/s/ BERNARD T. MARREN Bernard T. Marren	Director	March 15, 2007

By:	/s/ MICHAEL T. SCHUEPPERT Michael T. Schueppert	Director	March 15, 2007

By:	/s/ WILLIAM P. TAI William P. Tai	Director	March 15, 2007

By:	/s/ A. TRAVIS WHITE A. Travis White	Director	March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.

We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microtune, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting.

ERNST & YOUNG LLP

Dallas, Texas

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Microtune, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microtune, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Microtune, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Microtune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Microtune, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

March 13, 2007

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$38,010	$5,068
Short-term investments	44,750	77,120
Accounts receivable, net	6,609	5,911
Inventories	8,988	7,944
Other current assets	2,127	1,293

Total current assets	100,484	97,336
Property and equipment, net	4,275	4,398
Other assets and deferred charges	843	1,587

Total assets	$105,602	$103,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,847	$5,414
Accrued compensation	2,646	1,769
Accrued expenses	1,731	1,651
Deferred revenue	23	8

Total current liabilities	9,247	8,842
Other non-current liabilities	87	54
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares—53,290 and 52,761 respectively	53	53
Additional paid-in capital	454,591	448,726
Unearned stock compensation	—	(1,105)
Accumulated other comprehensive loss	(988)	(1,013)
Accumulated deficit	(357,388)	(352,236)

Total stockholders’ equity	96,268	94,425

Total liabilities and stockholders’ equity	$105,602	$103,321

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net revenue	$69,232	$56,991	$56,162
Cost of revenue	34,705	27,330	31,500

Gross margin	34,527	29,661	24,662
Operating expenses:
Research and development:	21,445	16,456	15,641
Selling, general and administrative	22,311	16,020	25,241
Restructuring costs	—	—	105
Amortization of intangible assets	—	2,008	4,168
Impairments of intangible assets and goodwill	—	—	14

Total operating expenses	43,756	34,484	45,169

Loss from operations	(9,229)	(4,823)	(20,507)
Other income (expense):
Interest income	3,986	2,541	1,271
Foreign currency gains (losses), net	191	(265)	685
Settlement of patent and anti-trust litigation	—	—	22,500
Other	40	95	457

Income (loss) before income taxes	(5,012)	(2,452)	4,406
Income tax expense (benefit)	140	(14)	(384)

Net income (loss)	$(5,152)	$(2,438)	$4,790

Net income (loss) per common share:
Basic	$(0.10)	$(0.05)	$0.09

Diluted	$(0.10)	$(0.05)	$0.09

Weighted-average common shares outstanding:
Basic	53,114	52,255	51,434

Diluted	53,114	52,255	53,771

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Loans Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2003	51,157	$51	$444,855	$(2,624)	$(30)	$(960)	$(354,588)	$86,704
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	1,264	1	1,887	—	—	—	—	1,888
Stock options cancelled	—	—	(852)	852	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	1,503	—	—	—	1,503
Unearned stock option compensation	—	—	1,167	(1,167)	—	—	—	—
Payments on loans receivable from stockholders	—	—	—	—	30	—	—	30
Return of escrow shares issued in connection with acquisition of Transilica, Inc.	(468)	—	(331)	—	—	—	—	(331)
Unrealized loss on available for sale investments	—	—	—	—	—	(101)	—	(101)
Net income	—	—	—	—	—	—	4,790	4,790

Comprehensive income								4,689

Balance at December 31, 2004	51,953	52	446,726	(1,436)	—	(1,061)	(349,798)	94,483
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	808	1	1,619	—	—	—	—	1,620
Stock options cancelled	—	—	(172)	172	—	—	—	—
Amortization of unearned stock option compensation	—	—	—	706	—	—	—	706
Unearned stock option compensation	—	—	547	(547)	—	—	—	—
Non-employee stock option compensation	—	—	6	—	—	—	—	6
Unrealized gain on available for sale investments	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(2,438)	(2,438)

Comprehensive loss								(2,390)

Balance at December 31, 2005	52,761	53	448,726	(1,105)	—	(1,013)	(352,236)	94,425
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	529	—	1,146	—	—	—	—	1,146
Stock options cancelled	—	—	(1,097)	1,097	—	—	—	—
Stock-based compensation	—	—	5,812	—	—	—	—	5,812
Non-employee stock option compensation	—	—	12	—	—	—	—	12
Elimination of deferred compensation in relation to the adoption of SFAS No. 123(R)	—	—	(8)	8	—	—	—	—
Amortization of discount on held to maturity investments	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(5,152)	(5,152)

Comprehensive loss								(5,127)

Balance at December 31, 2006	53,290	$53	$454,591	$—	$—	$(988)	$(357,388)	$96,268

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(5,152)	$(2,438)	$4,790
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,521	1,908	2,442
Amortization of intangible assets	—	2,008	4,168
Impairments of intangible assets	—	—	14
Write-off of patent costs	—	—	489
Non-cash restructuring costs	—	—	(43)
Foreign currency (gains) losses, net	(191)	265	(685)
Stock-based compensation	5,824	712	1,503
Loss (gain) on sale of assets	3	(45)	(235)
Reversal of allowance for uncollectible accounts receivable	—	—	(132)
Recovery of previously written-off loans receivable	—	(30)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(698)	(173)	(1,346)
Inventories	(1,044)	(849)	(2,930)
Other assets	(90)	(1,064)	2,609
Accounts payable	(567)	(84)	(1,588)
Accrued expenses	95	(1,367)	(1,184)
Accrued compensation	877	51	516
Other liabilities	33	24	(1,436)

Net cash provided by (used in) operating activities	611	(1,082)	6,952
Investing activities:
Purchases of property and equipment	(1,408)	(785)	(506)
Proceeds from sale of assets	7	60	318
Collection of loans receivable	—	30	—
Proceeds from sale of available for sale investments	60,625	59,575	48,200
Proceeds from maturity and redemption of held to maturity investments	6,620	5,000	6,045
Purchase of available for sale investments	(34,850)	(90,600)	(51,620)
Purchase of held to maturity investments	—	(3,000)	—
Acquisition of intangible assets	—	—	(114)

Net cash provided by (used in) investing activities	30,994	(29,720)	2,323
Financing activities:
Proceeds from issuance of common stock	1,146	1,620	1,888
Proceeds from loans receivable from stockholders	—	—	30

Net cash provided by financing activities	1,146	1,620	1,918
Effect of foreign currency exchange rate changes on cash	191	(265)	685

Net increase (decrease) in cash and cash equivalents	32,942	(29,447)	11,878
Cash and cash equivalents at beginning of year	5,068	34,515	22,637

Cash and cash equivalents at end of year	$38,010	$5,068	$34,515

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.    Summary of Significant Accounting Policies

Description of business

Microtune, Inc. began operations in August 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, digital television and automotive electronics markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable various consumer electronics, broadband communications and automotive electronics applications or devices, including cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; personal computer television (PC/TV) multimedia products; and mobile televisions. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices and applications to consumers or service providers within the cable, digital television and automotive electronics markets.

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

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital television and automotive electronics markets characterized by intense competition and rapidly changing technology, on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution and on the successful development and marketing of new products in new and existing markets. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At December 31, 2006, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, are auction-rate securities categorized as available-for-sale investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At December 31, 2006, we held no long-term investments. At December 31, 2005, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, are auction-rate securities including $70.5 million of available-for-sale investments and $6.6 million of held-to maturity investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At December 31, 2006 and 2005,the carrying values of our investments approximated their fair values. Unrealized gains and losses on our investment categorized as available-for-sale investments were insignificant at December 31, 2006 and 2005, respectively. At December 31, 2005, the unamortized discounts on our investments categorized as held-to-maturity investments were insignificant. Our investments are reviewed periodically for other-than-temporary impairment.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the 2006, 2005 and 2004 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2006 and 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for 2006, 2005 and 2004 was a charge (benefit) to cost of revenue of approximately $0.4 million, $(0.7) million and $(0.6) million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets, which consisted primarily of patents, have been recorded as the result of our business. During 2005 and 2004, the remaining unamortized intangible assets were being amortized on the straight-line basis over 3 years. Amortization expense on intangible assets was $2.0 million and $4.2 million for 2005 and 2004. No amortization expense on intangible assets was recorded in 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2006 and 2005, the sales value of products shipped for which revenue was deferred was approximately $0.1 million and $0.2 million, respectively. All of the revenue related to revenue deferred at December 31, 2005 was recognized during 2006.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In 2006, 2005 and 2004, we recognized 4%, 4% and 6%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2006 and 2005.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Foreign currency gains (losses), net were $0.2 million, $(0.3) million and $0.7 million in 2006, 2005 and 2004, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2006 and 2005.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for 2006 and 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Our computation of income (loss) per common share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(5,152)	$(2,438)	$4,790
Weighted average common shares outstanding	53,114	52,255	51,434
Weighted average dilutive potential common shares:
Stock options	—	—	2,277
Restricted common stock	—	—	3
Employee stock purchase plan	—	—	57

Weighted average common and dilutive potential common shares	53,114	52,255	53,771
Basic income (loss) per common share	$(0.10)	$(0.05)	$0.09

Diluted income (loss) per common share	$(0.10)	$(0.05)	$0.09

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	December 31,
	2006	2005	2004
Stock options	9,634	9,254	187
Employee stock purchase plan	61	83	—

Total anti-dilutive securities excluded	9,695	9,337	187

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for 2006 was $5.8 million relating to employee and director stock options, restricted stock

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 was $0.7 million and $1.5 million for 2005 and 2004, respectively. See Note 12. The impact in 2006 of adopting SFAS No. 123(R) was to increase net loss before income taxes and net loss by $5.3 million and net loss per share by $0.10.

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-base payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2006.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) at December 31, 2006 includes foreign currency translation adjustments of $1.0 million related to changing the functional currency from the German mark to the U.S. dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At December 31, 2006, approximately 71% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During 2006, 2005 and 2004, charges to write off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of December 31, 2006 and 2005.

We depend on third-party foundries, primarily IBM, Jazz Semiconductor and X-FAB, to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries but obtain integrated circuit products on a purchase order basis. The inability of a third-party foundry to continue manufacturing our integrated circuits would have a material adverse effect on our operations. Our integrated circuit products are primarily manufactured in the United States, South Korea and the Philippines.

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

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 11. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial position.

Our future cash commitments are primarily for long-term facility leases. See Note 11.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the application of FIN 48 to our financial statements and have not yet determined its impact.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

The financial impact of the Audit Committee’s findings on our restated consolidated financial statements for the years ended December 31, 2005 and 2004 was as follows (in thousands):

	Year Ended December 31,
	2005	2004
Improper measurement date for stock option grants	$508	$525
Modifications to stock option grants	—	(7)
Employee stock purchase plan	30	74
Stock option grants to non-employees	—	5

Total stock-based compensation expense	538	597
Related tax liabilities	109	141

Total	$647	$738

Our consolidated financial statements and related financial information have been restated as follows (in thousands, except per share data):

	Year Ended December 31,
	2005		2004
	Reported	Restated	Reported	Restated
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$16,056	$16,456	$15,254	$15,641
Selling, general and administrative	15,773	16,020	24,889	25,241
Loss from operations	(4,176)	(4,823)	(19,768)	(20,507)
Income (loss) before income taxes	(1,805)	(2,452)	5,145	4,406
Net income (loss)	(1,791)	(2,438)	5,529	4,790
Basic income (loss) per common share	$(0.03)	$(0.05)	$0.11	$0.09
Diluted income (loss) per common share	$(0.03)	$(0.05)	$0.10	$0.09

Consolidated Balance Sheet Data:
Accrued compensation	$1,499	$1,769
Total current liabilities	8,572	8,842
Additional paid-in capital	439,163	448,726
Unearned stock compensation	(8)	(1,105)
Accumulated deficit	(343,500)	(352,236)
Total stockholders’ equity	$94,695	$94,425

The following table presents the financial impact of the Audit Committee’s findings on retained earnings as of December 31, 2003 (in thousands):

Total accumulated deficit, as reported	$(347,238)
Stock-based compensation expense and related tax liabilities	(7,350)

Total accumulated deficit, as restated	$(354,588)

Cost of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $3.3 million through December 31, 2006 related to these matters. We expect to continue to incur substantial expenses in connection with these matters.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

For example, we may also incur expenses up to approximately $1.0 million in order to resolve certain Section 409A tax issues resulting from misdated stock options granted to many of our employees. We may be obligated to indemnify and advance legal expenses to certain current and former officers and directors pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers and directors for legal proceedings related to these matters.

Update Regarding SEC Communications

We voluntarily contacted the United States Securities and Exchange Commission regarding the Audit Committee’s investigation into our stock option grant practices, and representatives of the Audit Committee have met with the SEC to discuss the findings of the Audit Committee’s investigation. We have received requests for the voluntary production of documents from the SEC and we are cooperating with the SEC.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

4.    Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2006	2005
Gross accounts receivable	$6,692	$6,143
Deferred revenue	(83)	(232)

Accounts receivable, net	$6,609	$5,911

5.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Finished goods	$5,714	$4,768
Work-in-process	3,260	3,131
Raw materials	14	45

Total inventory	$8,988	$7,944

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

6.    Fixed Assets

Property and equipment, at cost, consists of the following (in thousands):

	December 31,		Useful Life in Years
	2006	2005
Leasehold improvements	$744	$729	3 - 22
Manufacturing equipment	2,101	3,341	3 - 5
Other equipment	8,843	8,129	3 - 7
Furniture and fixtures	1,118	1,102	3 - 6
Computer software	5,780	5,605	3 - 7

Total property and equipment.	18,586	18,906
Less accumulated depreciation	14,311	14,508

Net property and equipment	$4,275	$4,398

7.    Intangible Assets and Goodwill

Amortization expense for intangible assets was $2.0 million in 2005 and $4.2 million in 2004, respectively. No amortization expense on intangible assets was recorded in 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

During the third quarter of 2004, we recorded charges to legal expense for previously capitalized patent costs of $0.3 million related to abandoned patent applications and non-patent costs and $0.2 million due to the uncertain timing of the related patent issuances.

8.    Accrued Compensation

Accrued compensation consists of the following (in thousands):

	December 31,
	2006	2005
Accrued vacation	$959	$795
Accrued payroll taxes	672	419
Contributions to employee stock purchase program	516	123
Other	499	432

Total accrued compensation	$2,646	$1,769

At December 31, 2006 and 2005, the accrued payroll taxes include $0.6 million and $0.3 million, respectively, for liabilities identified during the Audit Committee’s investigation into our stock option grant practices. See Note 2.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

9.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accrued non-cancelable inventory purchase obligations	$540	$359
Other	1,191	1,292

Total accrued expenses	$1,731	$1,651

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 11. The accrued expenses are expected to be paid during the next twelve months.

10.    Income Taxes

The provision (benefit) for income taxes is reconciled with the United States federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Provision (benefit) computed at the U.S. federal statutory rate	$(1,704)	$(858)	$1,542
Benefit of losses not recognized (recognized)	2,134	934	(1,176)
Deemed dividends of foreign earnings	76	74	652
Non-deductible stock option compensation	—	—	(36)
Effect of foreign income taxes rate differential	(114)	(164)	(1,054)
Other, net	(252)	—	(312)

Income tax provision (benefit)	$140	$(14)	$(384)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Foreign income taxes:
Current	$140	$(14)	$(491)
Deferred	—	—	107

Total	$140	$(14)	$(384)

We recorded a benefit of $0.6 million in the third quarter of 2004 as a result of our decision to re-structure our foreign operations to improve our foreign tax exposure. The provision for taxes in 2006, 2005 and 2004 includes the utilization of previously reserved net operating loss carryforwards and consists of foreign income taxes.

The income (loss) of foreign operations before income taxes for 2006, 2005 and 2004 was $2.1 million, $(0.6) million and $(0.1) million, respectively. Our Philippine subsidiary was operating under a tax holiday that expired in 2005. We received no tax benefit from this tax holiday in 2005 and 2004. We assert that earnings of our foreign subsidiaries are permanently reinvested. It is not practical for us to determine the amount of unrecognized deferred income tax liability related to such earnings due to the complexities associated with the U.S. taxation of earnings of foreign subsidiaries repatriated to the U.S.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Income taxes paid in 2006 and 2005 were $0.2 million and $0.1 million, respectively, and related primarily to foreign operations. Income taxes paid in 2004 were insignificant.

The significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Inventories	$356	$522
Accounts receivable	8	3
Intangible assets	5,389	5,920
Accrued expenses	638	472
Net operating loss carryforwards	59,342	59,511
Research and development credits	4,424	4,424
Stock-based compensation expense	2,611	901
Unrealized currency loss	96	312
Other	182	137

Total deferred tax assets	73,046	72,202
Valuation allowance	(70,596)	(69,310)

Total deferred tax assets, net	$2,450	$2,892

Deferred tax liabilities:
Unrealized currency gains	$(1,691)	$(2,208)
Property and equipment	(587)	(576)
Other	(172)	(108)

Total deferred tax liabilities	(2,450)	(2,892)

Net deferred tax assets	$—	$—

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2006 and 2005 due to the uncertainty of the timing and amount of future taxable income. During 2005, we adjusted our deferred tax assets and liabilities based on the completion of certain reconciliations and accordingly recorded a corresponding adjustment to our valuation allowance. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $168.5 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Subsequent to the end of the second quarter of 2006, we agreed with the German tax authorities to fully resolve a then ongoing review and examination relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. In resolving these matters, we agreed to pay a nominal amount of income tax and interest, agreed to a permanent reduction of our loss carryforward for corporate tax purposes of approximately 2.4 million Euros (approximately $3.2 million as of December 31, 2006) and agreed to a temporary reduction of our loss carryforward for corporate tax purposes of approximately 0.8 million Euros (approximately $1.1 million as of December 31, 2006). Because of our current loss carryforward position in Germany, we do not believe the permanent reduction in our loss carryforward will impact our taxes payable until 2010 or later. The temporary reduction in our loss carryforward will be fully recovered by 2015. As our deferred tax assets are fully reserved, the reductions to our loss carryforward for corporate tax purposes in Germany will not impact our current operating results. The tax liabilities were paid in the first quarter of 2007 and differed from the previously recorded provision by an insignificant amount.

11.    Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, sales and marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$1,077
2008	935
2009	859
2010	854
2011	850
Thereafter	5,676

$10,251

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.2 million and $1.3 million, respectively.

Purchase Commitments

As of March 9, 2007, we had approximately $15.9 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2006, we are unaware of any such claims by any of our customers.

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

Stock Option Investigation and Derivative Litigation

We voluntarily contacted the United States Securities and Exchange Commission regarding the Audit Committee’s investigation into our stock option grant practices, and representatives of the Audit Committee have met with the SEC to discuss the findings of the Audit Committee’s investigation. We have received requests for the voluntary production of documents from the SEC and we are cooperating with the SEC.

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas – Sherman Division against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. We are currently evaluating the lawsuit and preparing our response, which must be filed by April 4, 2007.

Intellectual Property Litigation

From January 24, 2001 until June 13, 2004, Microtune and Broadcom Corporation were adverse parties in numerous litigation proceedings that related to patent infringement and anti-trust litigation. These proceedings were all dismissed under the terms of a settlement entered into on June 13, 2004.

In October 2003, Broadcom requested that the United States Patent and Trademark Office (USPTO) re-examine certain claims of our U.S. Patent No. 5,737,035 (‘035 patent). The USPTO issued an order granting the re-examination proceeding on January 8, 2004. After numerous office actions issued by the USPTO and our responses to such actions, on November 7, 2006, the USPTO issued an “Ex Parte Reexamination Certificate,” confirming the patentability of 163 claims of the ‘035 patent and concluding the re-examination proceedings.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

We have accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs will dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases will guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers will pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants will not be required to pay any money in the settlement. However, any payment made by the insurers will be charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments will be divided by the number of cases that settle). If the pro rata charge exceeds the amount of insurance coverage for an issuer, that issuer would be responsible for additional payments. The proposal also provides that the insurers will pay for the company’s legal fees going forward. On December 5, 2006, the U.S. Second Circuit Court of Appeals reversed the district court’s ruling certifying the consolidated cases as a class action litigation. The issuer defendants’ settlement is contingent upon final approval by the district court. It cannot be determined at this time what effect this ruling will have on the settlement.

12.    Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On December 31, 2006, 53,290,164 rights were outstanding.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provides for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors or designated committee establishes the terms of each option granted under the 1996 Stock Option Plan. The stock options granted under this plan generally vest over 4 to 5 years and have a maximum contractual life of 10 years. At December 31, 2006, we had no options available for grant and 644,152 options granted and outstanding under the 1996 Stock Option Plan. At December 31, 2006, we had reserved 644,152 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

In August 2000, we adopted the 2000 Stock Plan. The 2000 Stock Plan, as amended, provides for incentive stock options, nonqualified stock options, restricted stock and restricted stock units to be granted to our employees and consultants. Our Board of Directors or designated committees establish the terms of each option granted under the 2000 Stock Plan. The stock options granted under this plan generally vest over 3 to 5 years and have a maximum contractual life of 10 years. During the second quarter of 2006, our Board of Directors approved an executive bonus program for the year 2006 (2006 Executive Bonus Plan) covering executive officers and providing for bonus compensation, to the extent any such compensation is earned, to be paid exclusively through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 93,000 restricted stock units were awarded under the 2006 Executive Bonus Plan. The number of total restricted stock units that ultimately vest and result in the issuance of underlying shares to the executive officers is calculated based on certain scoring factors, as defined in the Plan, including net revenue and adjusted profitability for 2006 and the achievement of certain business goals as of December 31, 2006. Based upon the final calculation of these scoring factors, no restricted stock units vested under the 2006 Executive Bonus Plan. The restricted stock units were forfeited and returned to the 2000 Stock Plan during the first quarter of 2007. At December 31, 2006, we had 2,784,609 shares available for grant and 8,431,093 options and 93,000 restricted stock units granted and outstanding under the 2000 Stock Plan. At December 31, 2006, we had reserved 11,308,702 shares of common stock for issuance upon exercise of options or grant of other equity awards granted pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. The stock options granted under this plan generally vest over 2 to 3 years and have a maximum contractual life of 10 years. At December 31, 2006, we had 378,000 options available for grant and 500,750 options granted and outstanding under the Directors’ Stock Option Plan. At December 31, 2006, we had reserved 878,750 shares of common stock for issuance upon exercise of options granted pursuant to the Directors’ Stock Option Plan.

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. The stock options granted under this plan generally vest over 4 years and have a maximum contractual life of 10 years. At December 31, 2006, we had no options available for grant and 57,650 options granted and outstanding under the Transilica Stock Option Plan. At December 31, 2006, we had reserved 57,650 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

A summary of our stock option activity, excluding restricted stock units, and related information for the years ended December 31, 2006 and 2005 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2003	6,602,721	$2.73
Granted	2,430,760	3.55
Exercised	(1,031,578)	1.47
Canceled	(1,275,041)	4.26

Balance at December 31, 2004	6,726,862	2.94
Granted	3,298,260	3.94
Exercised	(519,316)	1.96
Canceled	(251,903)	3.63

Balance at December 31, 2005	9,253,903	3.33
Granted	987,500	5.79
Exercised	(399,506)	1.96
Canceled	(208,244)	3.68

Balance at December 31, 2006	9,633,653	3.63

The total intrinsic value of options exercised during 2006 was approximately $1.5 million. During 2006, there were no grants to non-employees.

The following presents information about outstanding stock options, excluding restricted stock units, at December 31, 2006 (in thousands, except years and per share data):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.13 - $ 0.20	26,167	0.7	$0.15	$119	26,167	$0.15	$119
$ 0.38 - $ 0.88	518,450	3.0	0.82	2,012	518,450	0.82	2,012
$ 1.25 - $ 1.85	155,587	4.7	1.52	495	134,886	1.52	429
$ 1.94 - $ 2.85	3,147,245	6.7	2.47	7,018	2,551,729	2.47	5,690
$ 2.92 - $ 4.35	3,349,240	8.2	3.77	3,115	737,595	3.60	811
$ 4.47 - $ 6.64	2,262,797	8.2	5.20	—	632,130	4.81	—
$ 7.75 - $10.40	65,067	4.5	9.30	—	65,067	9.30	—
$12.35 - $15.45	106,100	4.5	13.81	—	105,967	13.81	—
$26.52 - $37.88	3,000	3.8	28.41	—	3,000	28.41	—

$ 0.13 - $37.88	9,633,653	7.3	$3.63	$12,759	4,774,991	$3.10	$9,061

The aggregate intrinsic value in the table above is based on the closing price of our common stock of $4.70 as of December 29, 2006. At December 31, 2005, we had 3,576,404 options exercisable at a weighted average exercise price of $2.82 per option. At December 31, 2004, we had 2,554,477 options exercisable at a weighted average exercise price of $2.56 per option.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase our common stock at 85% of the lower of the fair market value of the common stock at the beginning or end of each successive six-month offering period or their lowest respective purchase price under the plan’s two-year lookback feature. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. At December 31, 2006, we had 219,767 shares available for purchase and reserved for issuance pursuant to the Employee Stock Purchase Plan.

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

	Year Ended December 31,
	2006	2005	2004
Cost of revenue	$50	$—	$—
Research and development	2,588	—	—
Selling, general and administrative	3,174	—	—

Total stock-based compensation expense included in operating expenses	$5,762	—	—

Total stock-based compensation expense	$5,812	$—	$—

The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted SFAS No. 123 for 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income (loss), as reported for prior periods (1)	N/A	$(2,438)	$4,790
Add stock compensation expense recorded under the intrinsic value method	N/A	706	1,497
Less stock-based compensation expense computed under the fair value method (2)		(6,146)	(6,902)

Net income (loss), including the effect of stock-based compensation expense (3)	$(5,152)	$(7,878)	$(615)

Basic and diluted net income (loss) per common share, as reported in prior periods (1)	N/A	$(0.05)	$0.09

Basic and diluted loss per common share, including the effect of stock-based compensation expense (3)	$(0.10)	$(0.15)	$(0.01)

(1)	Net income (loss) and net income (loss) per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

The weighted-average estimated value of the stock options granted during 2006, 2005 and 2004 was approximately $3.23, $2.75 and $2.84 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected volatility	60.3%	86.5%	86.5%
Risk-free interest rate	4.8%	3.8%	3.2%
Expected dividends	0.0%	0.0%	0.0%
Expected term (years)	5.0	4.5	4.5

The expected volatility assumption for 2006 was based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the fair market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms greater than 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility. Expected volatility for 2005 and 2004 was based on historical stock price volatility.

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

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated as of the respective grant dates of the purchase rights provided to employees under the plan using a Black-Scholes-Merton option-pricing formula and the same assumptions used for valuing stock options as disclosed under SFAS No. 123 and SFAS No. 123(R). The weighted-average estimated value of the purchase rights outstanding under this plan during 2006 was $2.30 per right. During 2006, we recognized approximately $0.6 million of stock-based compensation expense as a result of this plan. The Employee Stock Purchase Plan was generally deemed to be non-compensatory under APB No. 25 for years prior to 2006.

At December 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $8.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.6 years. We anticipate that we will grant additional share-based awards to employees in the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

See Note 2 for a discussion of the Audit Committee’s independent investigation into our stock plan grant practices.

13.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations including any catch-up provisions. Under our 401(k) plan we may elect to make voluntary contributions. No voluntary contributions were made for the years ended December 31, 2006, 2005 and 2004.

Microtune KG, our German operating company, and its subsidiaries sponsor defined benefit and defined contribution retirement plans for its employees. Retirement benefit expense was approximately $0.1 million for 2006, 2005 and 2004, respectively.

In December 2004, Microtune KG entered into agreements with two separate plan administrators to suspend and fund the defined benefit pension plan and create a defined contribution pension plan. Under the terms of these transactions, we permanently suspended benefits under the defined benefit plan and paid approximately $1.3 million to one plan administrator to fully fund the pension obligation related to past service of employees. Consequently, we eliminated our existing pension reserve of approximately $1.2 million and recorded a curtailment loss of approximately $0.1 million in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The funding of the pension obligation was accounted for as a settlement under SFAS 88. No unrealized gains or losses existed at the time of the settlement. Under a separate agreement, we created a defined contribution plan with the other plan administrator to cover future service of employees. During 2006 and 2005, we made periodic payments of approximately $0.1 million into this plan.

14.    Restructuring Costs

Restructuring costs were approximately $0.1 million in 2004. These costs related primarily to the closure of our wireless design center during the fourth quarter of 2003. No restructuring charges were recorded in 2006 and 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

15.    Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $1.9 million, $(0.7) million and $(0.1) million for the years ended December 31, 2006, 2005 and 2004, respectively. Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2006	2005	2004
North America	$23,875	$19,513	$23,862
Europe	11,723	9,837	8,254
Asia Pacific	33,571	27,613	23,327
Other	63	28	719

Total	$69,232	$56,991	$56,162

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenues were as follows:

	Year Ended December 31,
	2006	2005	2004
United States	33%	32%	36%
China (including Hong Kong)	28%	27%	12%
Germany	10%	10%	*
Taiwan	*	*	17%

*	Less than 10% of total net revenue

The locations of property and equipment, net, are summarized below (in thousands):

	December 31,
	2006	2005
North America	$2,870	$3,139
Europe	1,009	893
Asia Pacific	396	366

Total	$4,275	$4,398

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	2006	2005	2004
Cisco/Scientific-Atlanta (a Cisco company) (1)	23%	22%	16%
Asustek Computer (2)	17%	18%	10%
Ten largest customers	76%	74%	63%

(1)

Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was approximately $0.1 million , $0.1 million

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

and $1.1 million in 2006, 2005 and 2004, respectively. Net revenue generated from Scientific-Atlanta in 2005 and 2004 excludes amounts attributed to Cisco.
(2)	Primarily for the benefit of ARRIS in 2006 and 2005, and ARRIS and Terayon in 2004.

16.     Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2006 and 2005 as reported (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
Net revenue	$16,572	$17,965	$19,170	$15,525
Cost of revenue	8,605	9,071	9,623	7,406
Gross margin	7,967	8,894	9,547	8,119
Loss from operations	(4,476)	(2,609)	(821)	(1,323)
Income (loss) before income taxes	(3,427)	(1,526)	275	(334)
Net income (loss)	(3,405)	(1,529)	146	(364)
Basic and diluted income (loss) per common share	$(0.06)	$(0.03)	$0.00	$(0.01)

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
Net revenue	$14,972	$16,351	$13,487	$12,181
Cost of revenue	7,529	8,201	5,785	5,815
Gross margin	7,443	8,150	7,702	6,366
Loss from operations	(499)	(490)	(1,280)	(2,554)
Income (loss) before income taxes	240	182	(771)	(2,103)
Net income (loss)	348	110	(750)	(2,146)
Basic and diluted income (loss) per common share	$0.01	$0.00	$(0.01)	$(0.04)

The results for the first quarter of 2006 did not include $0.4 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included charges of $0.1 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecasts. The results for the second quarter of 2006 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter. The results for the third quarter of 2006 did not include $0.3 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included charges of $0.4 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecasts. The results for the third quarter of 2006 also included charges of $1.5 million in selling, general and administrative expenses related to the Audit Committee’s investigation into our stock option grant practices as described in Note 2, “Restatement of Consolidated Financial Statements.” The results from the fourth quarter of 2006 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included charges of $0.1 million to recognize liabilities for subcontractor inventories which were excess to our current demand forecasts. The results for the fourth quarter of 2006 also included charges of $1.8 million in selling, general and administrative expenses related to the Audit Committee’s investigation into our stock option grant practices.

The results for the first quarter of 2005 did not include $0.2 million in cost of revenue related to previously reserved slow moving inventories that were sold during the quarter and included a benefit of $0.3 million in

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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