Form 10-Q
period 2007-03-31
MICROTUNE INC
filed 2007-04-27
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000-31029-40

MICROTUNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2883117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 20, 2007, there were approximately 53,591,042 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

March 31, 2007

IN DEX

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$40,312	$38,010
Short-term investments	42,600	44,750
Accounts receivable, net	9,187	6,609
Inventories	8,752	8,988
Other current assets	2,150	2,127

Total current assets	103,001	100,484
Property and equipment, net	4,148	4,275
Other assets and deferred charges	655	843

Total assets	$107,804	$105,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,414	$4,847
Accrued compensation	2,441	2,646
Accrued expenses	1,914	1,731
Deferred revenue	103	23

Total current liabilities	10,872	9,247
Other non-current liabilities	86	87
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares— 53,560 and 53,290, respectively	54	53
Additional paid-in capital	456,713	454,591
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(358,933)	(357,388)

Total stockholders’ equity	96,846	96,268

Total liabilities and stockholders’ equity	$107,804	$105,602

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$19,798	$15,525
Cost of revenue	9,945	7,406

Gross margin	9,853	8,119
Operating expenses:
Research and development	5,850	4,801
Selling, general and administrative	6,616	4,641

Total operating expenses	12,466	9,442

Loss from operations	(2,613)	(1,323)
Other income (expense):
Interest income	1,041	903
Foreign currency gains (losses), net	39	59
Other	6	27

Loss before provision for income taxes	(1,527)	(334)
Income tax expense	18	30

Net loss	$(1,545)	$(364)

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Weighted-average common shares used in computing basic and diluted loss per common share	53,441	52,813

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(1,545)	$(364)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	369	375
Foreign currency (gains) losses, net	(39)	(59)
Stock-based compensation	1,456	1,412
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,578)	(1,136)
Inventories	236	652
Other assets	165	(213)
Accounts payable	1,567	(1,877)
Accrued expenses	263	(224)
Accrued compensation	(205)	40
Other liabilities	(1)	2

Net cash used in operating activities	(311)	(1,392)
Investing activities:
Purchases of property and equipment	(243)	(128)
Proceeds from sale of available-for-sale investments	2,150	20,350
Purchase of available-for-sale investments	—	(20,000)

Net cash provided by investing activities	1,907	222
Financing activities:
Proceeds from issuance of common stock	667	162

Net cash provided by financing activities	667	162
Effect of foreign currency exchange rate changes on cash	39	59

Net increase (decrease) in cash and cash equivalents	2,302	(949)
Cash and cash equivalents at beginning of period	38,010	5,068

Cash and cash equivalents at end of period	$40,312	$4,119

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

General

The accompanying unaudited financial statements as of and for the first quarter of 2007 and 2006 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2007 and 2006 have been made. Results of operations for the first quarter of 2007 and 2006 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital television and automotive electronics markets characterized by intense competition and rapidly changing technology, on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution and on the successful development and marketing of new products in new and existing markets. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See Item 1A. “Risk Factors” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities and other amounts. We also use estimates, judgments and assumptions to determine the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair market value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At March 31, 2007 and December 31, 2006, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, are auction-rate securities categorized as available-for-sale investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At March 31, 2007 and December 31, 2006, we held no long-term investments. At March 31, 2007 and December 31, 2006, the carrying values of our investments approximated their fair values. Unrealized gains and losses on our investments categorized as available-for-sale investments were insignificant at March 31, 2007 and December 31, 2006, respectively. Our investments are reviewed periodically for other-than-temporary impairment.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the first quarter of 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of March 31, 2007 and December 31, 2006.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the first quarter of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.1 million and $(0.3) million, respectively.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or business center. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2007, there was no sales value of products shipped for which revenue was deferred. At December 31, 2006, the sales value of products shipped for which revenue was deferred was approximately $0.1 million. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the first quarter of 2007 and 2006, we recognized 1% and 3%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.1 million as of March 31, 2007. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2006.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

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

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses) were insignificant during the first quarter of 2007. Net foreign currency gains (losses) were $0.1 million during the first quarter of 2006.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2007, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the first quarter of 2007 and 2006.

The following table sets forth anti-dilutive securities that have been excluded from diluted loss per common share (in thousands):

	March 31,
	2007	2006
Stock options	9,537	9,352
Restricted stock units	198	—
Employee stock purchase plan	49	113

Total anti-dilutive securities excluded	9,784	9,465

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2007 and 2006 was $1.5 million and $1.4 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) at March 31, 2007 includes foreign currency translation adjustments of $1.0 million related to changing the functional currency from the German Mark to the U.S. Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At March 31, 2007, approximately 69% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During the first quarter of 2007 and 2006, charges to write off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of March 31, 2007.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

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

Our future cash commitments are primarily for long-term facility leases. See Note 7.

2. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Gross accounts receivable	$9,187	$6,692
Deferred revenue	—	(83)

Accounts receivable, net	$9,187	$6,609

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Finished goods	$5,396	$5,714
Work-in-process	3,356	3,260
Raw materials	—	14

Total inventory	$8,752	$8,988

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

4. Accrued Compensation

Accrued compensation consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued vacation	$1,020	$959
Accrued payroll taxes	635	672
Contributions to employee stock purchase program	149	516
Other	637	499

Total accrued compensation	$2,441	$2,646

At March 31, 2007 and December 31, 2006, the accrued payroll taxes include $0.5 million and $0.6 million, respectively, for liabilities identified during the Audit Committee’s investigation into our stock option grant practices.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued non-cancelable inventory purchase obligations	$445	$540
Other	1,469	1,191

Total accrued expenses	$1,914	$1,731

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 7. The accrued expenses are expected to be paid during the next twelve months.

6. Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $168.5 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the first quarter of 2007 and 2006, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates. The provision for taxes during the first quarter of 2007 and 2006 consists of foreign income taxes.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

7. Commitments and Contingencies

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of March 31, 2007 are as follows (in thousands):

Year Ending December 31,
2007	$867
2008	952
2009	869
2010	865
2011	856
Thereafter	5,718

Total future minimum lease payments	$10,127

Rent expense for the first quarter of 2007 and 2006 was $0.3 million and $0.3 million, respectively.

Purchase Commitments

As of April 20, 2007, we had approximately $15.5 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of March 31, 2007, we are unaware of any such claims by any of our customers.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or combined) may materially and adversely affect our financial condition, results of operations and liquidity. Moreover, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future. Such matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

Stock Option Investigation and Derivative Litigation

In June 2006, the Audit Committee of our Board of Directors self-initiated an independent investigation into our stock option grant practices covering the period from the date of our initial public offering on August 4, 2000 through June 2006. As a result of the Audit Committee’s investigation, we recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period and restated our consolidated financial statements for

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999. For a discussion of the results of the Audit Committee’s investigation and a summary of the restatement, see Note 2, “Restatement of Consolidated Financial Statements” to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We voluntarily contacted the United States Securities and Exchange Commission (SEC) regarding the Audit Committee’s investigation into our stock option grant practices, and representatives of the Audit Committee have met with the SEC to discuss the findings of the Audit Committee’s investigation. We have received requests from the SEC for the voluntary production of documents and we are cooperating with the SEC.

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas – Sherman Division against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. Certain individual defendants and Microtune filed motions to dismiss this litigation on April 4, 2007.

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

8. Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On March 31, 2007, 53,559,646 rights were outstanding.

2007 Incentive Compensation Program

During the first quarter of 2007, our Board of Directors approved an incentive compensation program for the year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation is earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provides for the payment of cash awards to certain key non-executive employees to the extent any such compensation is earned. The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2007 Program, including net revenue and adjusted profitability for 2007. Any cash compensation earned will be paid during the first quarter of 2008. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2008. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$10	$13

Research and development	654	597
Selling, general and administrative	792	798

Total stock-based compensation expense included in operating expenses	$1,446	$1,395

Total stock-based compensation expense	$1,456	$1,408

At March 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2007 Program described above, was approximately $7.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

9. Geographic Information and Significant Customers

Our corporate headquarters and principal design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $0.3 million and $0.6 million for the first quarter of 2007 and 2006, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2007	2006
North America	$7,880	$5,763
Europe	3,633	2,833
Asia Pacific	8,250	6,928
Other	35	1

Total	$19,798	$15,525

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenues were as follows:

	Three Months Ended March 31,
	2007	2006
United States	39%	36%
China (including Hong Kong)	26%	24%
Germany	12%	11%

The locations of property and equipment are summarized below (in thousands):

	March 31, 2007	December 31, 2006
North America	$2,780	$2,870
Europe	1,005	1,009
Asia Pacific	363	396

Total	$4,148	$4,275

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2007	2006
Cisco/Scientific-Atlanta (a Cisco company) (1)	30%	23%
Asustek Computer (2)	18%	12%
Ten largest customers	85%	71%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was insignificant in the first quarter of 2007. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the first quarter of 2006.
(2)	Primarily for the benefit of ARRIS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections and assessments relating to our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, our ability to successfully address new markets where competition is intense, our ability to enter into any agreement with the IRS to settle certain issues related to our stock option investigation and our ability to defend pending and future litigation.

We caution readers that the forward-looking statements in this Quarterly Report on Form 10-Q are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements as a result of various factors, some of which are described under the caption “Part II, Item 1A. Risk Factors” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Part II, Item 1A., which describes some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to make an investment in our stock. You should also read “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3.

You should also read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Part I, Item 1., “Financial Statements.”

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

Products targeted to this market receive digital terrestrial signals. These products are designed for use in consumer electronics devices such as mobile (handheld) televisions; integrated digital television (IDTV) sets; digital terrestrial set-top converter boxes; satellite receivers that include one or more terrestrial tuners used to receive local high-definition television broadcasts; VCRs; portable DVD players; digital personal video recorders (DVRs); DVD recorders and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices.

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

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile (handheld) televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenues are generated through the efforts of our sales organization. However, we generated approximately 12% and 16% of our net revenue from sales made through distributors in the first quarter of 2007 and 2006, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•	Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs ranges generally from $2 to $2.50 for volume purchases. The typical selling price of our subsystem module products ranges generally from $6 to $25. In 2007, we expect the average selling price of our products to slightly decrease; however, more significant decreases could have a material adverse effect on our gross margins, financial condition and results of operations.

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

•	Other Income and Expense: We analyze the individual components of other income and expense. We also analyze interest income and the rate of return earned on our cash and cash equivalents and short-term investments.

•	Liquidity and Cash Flows: Our cash flows are primarily driven by our cash operating results and sales of short-term investments. The primary source of our liquidity is our cash and cash equivalents and short-term investments. From period to period, we experience fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and shares purchased under our employee stock purchase program.

•	Balance Sheet: We view cash and cash equivalents, short-term investments, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2007	2006
Net revenue	100%	100%
Cost of revenue	50	48

Gross margin	50	52
Operating expenses:
Research and development	30	31
Selling, general and administrative	33	30

Total operating expenses	63	61

Loss from operations	(13)	(9)
Other income (expense)	5	7

Loss before provision for income taxes	(8)	(2)
Income tax expense	—	—

Net loss	(8)%	(2)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net Revenue

The following table presents net revenue from each of our product types in the first quarter of 2007 as compared to the first quarter of 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change	% Change
Silicon	$15,220	$11,401	$3,819	33.5%
Modules	4,497	3,818	679	17.8
Other	81	306	(225)	(73.5)

Total	$19,798	$15,525	$4,273	27.5%

The increase in net revenue in the first quarter of 2007 as compared to the first quarter of 2006 was primarily the result of increased shipments of silicon tuner products and silicon upconverter products for the cable market, partially offset by decreased shipments of silicon amplifier products for the cable market, silicon tuner products for the digital television market and decreased shipments of module products for the cable market. An increase in shipments of module products for the automotive electronics market also contributed to the increase in net revenue in the first quarter of 2007. Silicon tuner unit shipments increased approximately 62% in the first quarter of 2007 from the first quarter of 2006, primarily in the cable market. Silicon amplifier unit shipments decreased approximately 55% in the first quarter of 2007 from the first quarter of 2006, primarily in the cable market. Module unit shipments were consistent in the first quarter of 2007 from the first quarter of 2006. We expect net revenues to grow approximately 25% in 2007, primarily driven by growth from the cable market, and to a lesser extent the automotive electronics market.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended March 31,
	2007	2006
Cisco/Scientific-Atlanta (a Cisco company) (1)	30%	23%
Asustek Computer (2)	18%	12%
Ten largest customers	85%	71%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was insignificant in the first quarter of 2007. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the first quarter of 2006.
(2)	Primarily for the benefit of ARRIS.

In the first quarter of 2007 and 2006, we recognized 1% and 3%, respectively, of our net revenue upon receipt of payment.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the first quarter of 2007 as compared to the first quarter of 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change	% Change
Cost of Revenue	$9,945	$7,406	$2,539	34.3%

Gross Margin	9,853	8,119	1,734	21.4
Gross Margin %	49.8%	52.3%	(2.5) pts.

Gross margin increased in the first quarter of 2007 as compared to the first quarter of 2006 primarily due to an approximate $4.3 million increase in net revenue. Gross margin percentage in the first quarter of 2007 as compared to the first quarter of 2006 was negatively impacted by changes in the inventory valuation allowance and a change in the product mix of our silicon tuner products for the digital television market. Gross margin percentage in the first quarter of 2007 as compared to the first quarter of 2006 was positively impacted by a change in the product mix of our silicon tuner products for the cable market and increased revenue from our silicon products as a percentage of total net revenue, which generally have a higher gross margin percentage compared to the mix of products sold in the first quarter of 2006. We expect our gross margin percentage in 2007 to be consistent with or slightly lower than the 49.9% achieved in 2006.

Our cost of revenue for the first quarter of 2007 and 2006 did not include approximately $0.1 million and $0.4 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowance for the first quarter of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.1 million and $(0.3) million, respectively. Cost of revenue for the first quarter of 2007 and 2006 included charges of $0.2 million and $0.1 million, respectively, for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

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

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$10	$13

Research and development	654	597
Selling, general and administrative	792	798

Total stock-based compensation expense included in operating expenses	$1,446	$1,395

Total stock-based compensation expense	$1,456	$1,408

Operating Expenses

The following table presents operating expenses for the first quarter of 2007 as compared to the first quarter of 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change	% Change
Research and development	$5,850	$4,801	$1,049	21.9%
Selling, general and administrative	6,616	4,641	1,975	42.6

Total	$12,466	$9,442	$3,024	32.0%

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

The increase in research and development expenses in the first quarter of 2007 as compared to the first quarter of 2006 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 19%, an increase in stock-based compensation expense and an increase in prototyping expenses for new silicon projects and also due to the timing of these expenditures. In the first quarter of 2007 and 2006, stock-based compensation expense related to research and development was approximately $0.7 million and $0.6 million, respectively. We expect research and development expenses to grow approximately 13% to 18% in 2007, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 70 issued United States utility patents and have 36 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The increase in selling, general and administrative expenses in the first quarter of 2007 as compared to the first quarter of 2006 is primarily due to an increase in accounting and legal fees related to the Audit Committee’s investigation and related ongoing derivative litigation, an increase in personnel-related expenses resulting from an average headcount increase of approximately 5% and charges accrued relating to the 2007 incentive compensation program discussed below. Stock-based compensation expense related to selling, general and administrative expense was $0.8 million and $0.8 million in the first quarter of 2007 and 2006, respectively. The results in the first quarter of 2007 include charges of $1.2 million related to professional fees supporting the Audit Committee’s investigation into our stock option grant practices, the restatement of our financial statements filed in January 2007 and related ongoing derivative litigation. See Part II, Item 1. “Legal Proceedings.” We expect selling, general and administrative expenses to grow approximately 8% to 12% in 2007, excluding potential future professional fees related to our ongoing legal proceedings and future charges to resolve certain tax issues related to the Audit Committee’s investigation.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for the first quarter of 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change	% Change
Interest income	$1,041	$903	$138	15.3%
Foreign currency gains (losses), net	39	59	(20)	(33.9)
Other	6	27	(21)	(77.8)

Total	$1,086	$989	$97	9.8%

The increase in interest income in the first quarter of 2007 as compared to the first quarter of 2006 is primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents our provision for income taxes for the first quarter of 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change	% Change
Income tax expense	$18	$30	$(12)	(40.0)%
Effective tax rate	1.2%	9.0%	(7.8) pts.

In the first quarter of 2007 and 2006, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates. The provision for taxes during first quarter of 2007 and 2006 consists of foreign income taxes.

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

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

Net Income (Loss)

The following table presents our net loss for the first quarter of 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change	% Change
Net loss	$(1,545)	$(364)	$(1,181)	(324.5)%
Percent of net revenue	(7.8)%	(2.3)%	(5.5) pts.

The increase in net loss in the first quarter of 2007 as compared to the first quarter of 2006 was primarily the result of an increase in operating expenses due to increased personnel-related expenses and accounting and legal fees related to the Audit Committee’s investigation, the restatement of our financial statements filed in January 2007 and related ongoing derivative litigation partially offset by an increase in net revenue, which resulted in an increase of $1.7 million in gross margin, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $358.9 million as of March 31, 2007. Our operating history and our business risks, including those risks set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3., and under the caption “Risk Factors” in Part II, Item 1A., make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first quarter of 2007 and 2006 and at March 31, 2007 and December 31, 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006	Change	% Change
Operating cash flows	$(311)	$(1,392)	$1,081	77.7%
Investing cash flows	1,907	222	1,685	759.0
Financing cash flows	667	162	505	311.7

Capital expenditures	243	128	115	89.8

Days sales outstanding in accounts receivable	42	41	1	2.4
Inventory turns	4.5	4.1	0.4	9.8

	March 31, 2007	December 31, 2006	Change	% Change
Cash and cash equivalents	$40,312	$38,010	$2,302	6.1%
Short-term investments	42,600	44,750	(2,150)	(4.8)

Total	$82,912	$82,760	$152	(0.2)%

Accounts receivable, net	9,187	6,609	2,578	39.0
Inventories	8,752	8,988	(236)	(2.6)
Working capital	92,129	91,237	892	1.0

The decrease in cash used by operating activities resulted primarily from working capital changes in accounts payable due to the timing of cash receipts and disbursements, partially offset by lower cash operating results and lower negative working capital changes in accounts receivable due to increase net revenues. Cash operating results decreased in the first quarter of 2007 as compared to the first quarter of 2006 due to increased operating expenses, partially offset by increased revenues and increased interest income as described above.

In the first quarter of 2007, our primary source of cash from investing activities was the sale of available-for-sale investments. Our primary source of cash from investing activities in the first quarter of 2006 was the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments to achieve higher returns on our investments.

In the first quarter of 2007, our primary source of cash from financing activities was the exercise of employee stock options and shares purchased under our Employee Stock Purchase Plan. In the first quarter of 2006, our primary source of cash from financing activities was the exercise of employee stock options.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long-term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. In the aggregate, our cash, cash equivalents and short-term investments increased by approximately $0.2 million during the first quarter of 2007 as a result of changes in working capital. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on our level of future sales and ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In March 2000, we entered into a five-year operating lease for office space in Plano, Texas to be used as our headquarters, as well as for certain administrative, sales and marketing and research and development activities. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease an administrative, marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of March 31, 2007 are as follows (in thousands):

Year Ending December 31,
2007	$867
2008	952
2009	869
2010	865
2011	856
Thereafter	5,718

Total future minimum lease payments	$10,127

Rent expense for the first quarter of 2007 and 2006 was $0.3 million and $0.3 million, respectively.

Purchase Commitments

As of April 20, 2007, we had approximately $15.5 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of March 31, 2007, we are unaware of any such claims by any of our customers.

See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements describes the significant accounting policies essential to an understanding of our Unaudited Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported net revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2007, no sales value of products shipped for which revenue was deferred was represented in deferred revenue. At December 31, 2006, the sales value of products shipped for which revenue was deferred was approximately $0.1 million, respectively. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the first quarter of 2007 and 2006, we recognized 1% and 3%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.1 million as of March 31, 2007. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2006.

We grant limited stock rotation rights to certain distributors for qualifying product in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above. No potential reduction in net revenue would have resulted from a hypothetical 10% adverse change in our distributors’ current demand forecasts for individual products with stock rotation rights at March 31, 2007.

We typically have a significant portion of our quarterly net revenue represented in accounts receivable at the end of each financial quarter, often concentrated in significant balances from a limited number of customers. At March 31, 2007, approximately 69% of our net accounts receivable was due from five of our customers. The potential reduction in net revenue resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at March 31, 2007 resulting in the return of product previously delivered would have been approximately $0.9 million.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors, which inherently involve us applying judgment and determining certain estimates. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the first quarter of 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of March 31, 2007 and December 31, 2006. The potential charge for bad debts resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at March 31, 2007 would have been approximately $0.9 million.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Our analysis of current and future demand for our products involves estimates and judgments by us. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims, which may also involve judgments by us. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the first quarter of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.1 million and $(0.3) million, respectively. The potential change in inventory valuation allowances resulting from a hypothetical 10% adverse change in the current demand forecasts for individual materials and parts would have been a charge to cost of revenue of approximately $0.3 million at March 31, 2007.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. These analyses often involve applying judgments or estimates. Our deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $168.5 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2007, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2007 and 2006 was $1.5 million and $1.4 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2007.

During the first quarter of 2007, our Board of Directors approved an incentive compensation program for the year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation is earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provides for the payment of cash awards to certain key non-executive employees to the extent any such compensation is earned. The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2007 Program, including net revenue and adjusted profitability for 2007. Any cash compensation earned will be paid during the first quarter of 2008. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2008. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan.

At March 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2007 Program described above, was approximately $7.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 7, “Commitments and Contingencies” to the Notes to Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 7, “Commitments and Contingencies” to the Notes to Unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the United States Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. On December 28, 2006, our Board of Directors adopted certain additional improvements to our existing internal controls relating to our stock option granting procedures. These procedures were implemented in the first quarter of 2007.

The additional control procedures adopted by our Board of Directors on December 28, 2006 that were implemented in the first quarter of 2007 include the following:

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

The information set forth under the heading Legal Proceedings in Note 7 to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 10-K). Please see our 2006 10-K for a detailed discussion of our risk factors.

ITEM 6.	EXHIBITS

Exhibit Number
3.1 (1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1 (2)	Fifth Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant dated January 9, 2007.

10.2 (3)	Description of 2007 Incentive Compensation Program.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 11, 2007.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 26, 2007