Form 10-Q
period 2007-06-30
MICROTUNE INC
filed 2007-07-26
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 20, 2007, there were approximately 53,715,025 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

June 30, 2007

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$39,823	$38,010
Short-term investments	46,600	44,750
Accounts receivable, net	9,481	6,609
Inventories	8,729	8,988
Other current assets	2,105	2,127

Total current assets	106,738	100,484
Property and equipment, net	4,061	4,275
Other assets and deferred charges	467	843

Total assets	$111,266	$105,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,580	$4,847
Accrued compensation	3,138	2,646
Accrued expenses	1,470	1,731
Deferred revenue	137	23

Total current liabilities	10,325	9,247
Other non-current liabilities	98	87
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares—53,698 and 53,290 respectively	54	53
Additional paid-in capital	458,577	454,591
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(356,800)	(357,388)

Total stockholders’ equity	100,843	96,268

Total liabilities and stockholders’ equity	$111,266	$105,602

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$24,766	$19,170	$44,564	$34,695
Cost of revenue	11,987	9,623	21,932	17,029

Gross margin	12,779	9,547	22,632	17,666
Operating expenses:
Research and development	5,819	5,343	11,669	10,144
Selling, general and administrative	6,043	5,025	12,659	9,666

Total operating expenses	11,862	10,368	24,328	19,810

Income (loss) from operations	917	(821)	(1,696)	(2,144)
Other income (expense):
Interest income	1,187	1,004	2,228	1,907
Foreign currency gains (losses), net	53	92	92	151
Other	19	—	25	27

Income (loss) before provision for income taxes	2,176	275	649	(59)
Income tax expense	43	129	61	159

Net income (loss)	$2,133	$146	$588	$(218)

Net income (loss) per common share:
Basic	$0.04	$0.00	$0.01	$0.00

Diluted	$0.04	$0.00	$0.01	$0.00

Weighted-average common shares outstanding:
Basic	53,644	53,104	53,543	52,959

Diluted	54,521	55,530	54,267	52,959

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$588	$(218)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	725	741
Foreign currency (gains) losses, net	(92)	(151)
Stock-based compensation	3,006	2,920
Loss on sale of assets	1	5
Changes in operating assets and liabilities:
Accounts receivable, net	(2,872)	(1,644)
Inventories	259	784
Other assets	398	(123)
Accounts payable	733	(1,502)
Accrued expenses	(261)	(516)
Accrued compensation	492	410
Deferred revenue	114	104
Other liabilities	11	2

Net cash provided by operating activities	3,102	812
Investing activities:
Purchases of property and equipment	(512)	(491)
Proceeds from maturity of held-to-maturity investments	—	1,620
Proceeds from sale of available-for-sale investments	12,150	24,650
Purchase of available-for-sale investments	(14,000)	(30,100)

Net cash used in investing activities	(2,362)	(4,321)
Financing activities:
Proceeds from issuance of common stock	981	1,033

Net cash provided by financing activities	981	1,033
Effect of foreign currency exchange rate changes on cash	92	151

Net increase (decrease) in cash and cash equivalents	1,813	(2,325)
Cash and cash equivalents at beginning of period	38,010	5,068

Cash and cash equivalents at end of period	$39,823	$2,743

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

General

The accompanying unaudited financial statements as of and for the second quarter and first half of 2007 and 2006 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the second quarter and first half of 2007 and 2006 have been made. Results of operations for the second quarter and first half of 2007 and 2006 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital television and automotive electronics markets characterized by intense competition and rapidly changing technology, on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution, on the successful development and marketing of new products in new and existing markets and on seasonality in the demand for consumer products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See Item 1A. “Risk Factors” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair market value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At June 30, 2007 and December 31, 2006, our short-term investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, are auction-rate securities categorized as available-for-sale investments. The auction-rate securities in established markets are available to support current operations and are classified as short-term investments although their contractual maturities are greater than 10 years. At June 30, 2007 and December 31, 2006, we held no long-term investments. At June 30, 2007 and December 31, 2006, the carrying values of our investments approximated their fair values. Unrealized gains and losses on our investments categorized as available-for-sale investments were insignificant at June 30, 2007 and December 31, 2006, respectively. Our investments are reviewed periodically for other-than-temporary impairment.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the second quarter and first half of 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of June 30, 2007 and December 31, 2006.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the second quarter of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.2 million and $(0.1) million, respectively. The net impact of changes in the inventory valuation allowances for the first half of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.4 million and $(0.4) million, respectively.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2007, the sales value of products shipped for which revenue was deferred was insignificant. At December 31, 2006, the sales value of products shipped for which revenue was deferred was approximately $0.1 million. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the second quarter of 2007 and 2006, we recognized 1% and 10%, respectively, of our net revenue upon receipt of payment. In the first half of 2007 and 2006, we recognized 1% and 7%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of June 30, 2007 and December 31, 2006.

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

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses) were $0.1 million and $0.1 million during the second quarter of 2007 and 2006, respectively. Net foreign currency gains (losses) were $0.1 million and $0.2 million during the first half of 2007 and 2006, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at June 30, 2007 and December 31, 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized income tax benefits. During the second quarter and first half of 2007, we recognized no adjustments for uncertain income tax benefits.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at June 30, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized income tax positions within the next twelve months.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the first half of 2006.

Our computation of income (loss) per common shares is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$2,133	$146	$588	$(218)

Weighted average common shares outstanding	53,644	53,104	53,543	52,959
Weighted average dilutive potential common shares:
Stock options	868	2,407	720	—
Restricted stock units	9	19	4	—

Weighted average common and dilutive potential common shares	54,521	55,530	54,267	52,959

Basic income (loss) per common share	$0.04	$0.00	$0.01	$0.00

Diluted income (loss) per common share	$0.04	$0.00	$0.01	$0.00

The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	1,754	391	1,754	9,325
Employee stock purchase plan	54	78	54	73

Total anti-dilutive securities excluded	1,808	469	1,808	9,398

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) was $1.6 million and $1.5 million for the second quarter of 2007 and 2006, respectively, and $3.0 million and $2.9 million for the first half of 2007 and 2006, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) at June 30, 2007 includes foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the U.S. Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At June 30, 2007, approximately 66% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During the second quarter and first half of 2007 and 2006, charges to write-off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of June 30, 2007.

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

Our future cash commitments are primarily for long-term facility leases. See Note 7.

2. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Gross accounts receivable	$9,514	$6,692
Deferred revenue	(33)	(83)

Accounts receivable, net	$9,481	$6,609

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Finished goods	$4,765	$5,714
Work-in-process	3,910	3,260
Raw materials	54	14

Total inventory	$8,729	$8,988

4. Accrued Compensation

Accrued compensation consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued vacation	$1,074	$959
Accrued payroll taxes	623	672
Contributions to employee stock purchase program	166	516
Accrued incentive compensation	797	—
Other	478	499

Total accrued compensation	$3,138	$2,646

At June 30, 2007 and December 31, 2006, the accrued payroll taxes include $0.5 million and $0.6 million, respectively, for liabilities identified during the Audit Committee’s investigation into our stock option grant practices. At June 30, 2007, accrued incentive compensation relates primarily to the fiscal year 2007 annual incentive compensation program. See Note 8.

We voluntarily contacted the United States Department of Treasury Internal Revenue Service (IRS) regarding the findings of the Audit Committee’s investigation into our stock option grant practices with the intent of pursuing a negotiated settlement with the IRS. The IRS is currently conducting an examination of our payroll tax returns for the years 2003 through 2006 and other related matters. We have received requests from the IRS for the production of documents and we are cooperating with the IRS. The outcome of this ongoing examination is uncertain and the final resolution of the tax issues that have been raised as a result of the Audit Committee’s investigation and any other issues raised by the ongoing IRS examination may differ materially from the amounts reserved at June 30, 2007.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued non-cancelable inventory purchase obligations	$352	$540
Other	1,118	1,191

Total accrued expenses	$1,470	$1,731

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 7. The accrued expenses are expected to be paid during the next twelve months.

6. Income Taxes

We have established a valuation allowance to fully reserve our net deferred income tax assets at June 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $168.5 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the second quarter and first half of 2007 and 2006, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign income tax rates. The provision for income taxes during the second quarter and first half of 2007 and 2006 consisted of foreign income taxes.

Subsequent to the end of the second quarter of 2006, we agreed with the German tax authorities to fully resolve a then ongoing review and examination relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. In resolving these matters, we agreed to pay a nominal amount of income tax and interest, agreed to a permanent reduction of our loss carryforward for corporate tax purposes of approximately 2.4 million Euros (approximately $3.2 million as of December 31, 2006) and agreed to a temporary reduction of our loss carryforward for corporate tax purposes of approximately 0.8 million Euros (approximately $1.1 million as of December 31, 2006). Because of our current loss carryforward position in Germany, we do not believe the permanent reduction in our loss carryforward will impact our income taxes payable until 2010 or later. The temporary reduction in our loss carryforward will be fully recovered by 2015. As our deferred income tax assets are fully reserved, the reductions to our loss carryforward for corporate income tax purposes in Germany will not impact our current operating results. The income tax liabilities were paid in the first quarter of 2007 and differed from the previously recorded provision by an insignificant amount.

7. Commitments and Contingencies

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense is calculated using the straight-line method over the lease term. We lease an administrative, marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of June 30, 2007 were as follows (in thousands):

Year Ending December 31,
2007	$594
2008	992
2009	875
2010	874
2011	865
Thereafter	5,766

Total future minimum lease payments	$9,966

Rent expense for the second quarter of 2007 and 2006 was $0.4 million and $0.3 million, respectively. Rent expense for the first half of 2007 and 2006 was $0.7 million and $0.6 million, respectively.

Purchase Commitments

As of July 20, 2007, we had approximately $15.5 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

In June 2007, we renewed our license agreement for engineering software used to design our silicon products. The agreement provides licenses to varying amounts of software tools through June 2011 and will be accounted for as an operating lease. Software license and maintenance expenses will be calculated using the ratable method based upon the value of software tools licensed during each period. The licensed software was delivered in July 2007. License and maintenance fees under the agreement totaled approximately $3.0 million and are payable during the third quarter of 2007.

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of June 30, 2007, we were unaware of any such claims by any of our customers.

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

Stock Option Investigation and Derivative Litigation

In June 2006, the Audit Committee of our Board of Directors self-initiated an independent investigation into our stock option grant practices covering the period from the date of our initial public offering on August 4, 2000 through June 2006. As a result of the Audit Committee’s investigation, we recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period and restated our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999. For a discussion of the results of the Audit Committee’s investigation and a summary of the restatement, see Note 2, “Restatement of Consolidated Financial Statements” to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We voluntarily contacted the United States Securities and Exchange Commission (SEC) regarding the Audit Committee’s independent investigation into our stock option grant practices, and representatives of the Audit Committee met with the SEC to discuss the findings of the Audit Committee’s investigation. We also voluntarily provided documents to the SEC during their informal inquiry.

On July 6, 2007, we learned that the previously disclosed informal inquiry of the SEC relating to the findings of the Audit Committee’s independent investigation had become formal. We will continue to fully cooperate with the SEC regarding this matter.

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas – Sherman Division against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. Certain individual defendants and Microtune filed motions to dismiss this litigation on April 4, 2007 and subsequently filed reply briefs in support of the motions to dismiss on June 11, 2007.

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

On December 14, 2006, the district court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There can be no assurance, however, that the settlement will be successfully renegotiated to comply with the Second Circuit’s ruling, and then subsequently approved. If the renegotiation and approval of the settlement fails, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business could be substantially harmed.

8. Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On June 30, 2007, 53,697,844 rights were outstanding.

2007 Incentive Compensation Program

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation is earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provides for the payment of cash awards to certain employees to the extent any such compensation is earned. The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2007 Program, including net revenue and adjusted profitability for 2007. Any cash compensation earned will be paid during the first quarter of 2008. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2008. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. During the second quarter and first half of 2007, stock-based compensation expense recognized under the 2007 Program was $0.2 million and $0.4 million, respectively. During the second quarter and first half of 2007, we recognized $0.5 million and $0.8 million, respectively, relating to cash awards for executive officers and certain employees under the 2007 Program.

Share-Based Awards

During the second quarter of 2007, we granted our employees approximately 1.8 million stock options with exercise prices from $4.22 to $4.73 per share. In addition, we granted certain members of management approximately 273,000 restricted stock units. The restricted stock units and the majority of the stock options were granted in conjunction with our annual review of all employee compensation and generally vest in two tranches in May 2010 and May 2011, respectively. The weighted-average grant date fair value of the stock options granted during the second quarter of 2007 was approximately $2.39 per share using the Black-Scholes-Merton option-pricing formula. The weighted-average grant date fair value of the restricted stock units granted during the second quarter of 2007 was approximately $4.53 per share. No share-based awards were issued in conjunction with our annual review of all employee compensation in 2006 due to the Audit Committee’s investigation into past stock option grant practices.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$11	$12	$21	$25

Research and development	555	634	1,209	1,231
Selling, general and administrative	984	858	1,776	1,656

Total stock-based compensation expense included in operating expenses	$1,539	$1,492	$2,985	$2,887

Total stock-based compensation expense	$1,550	$1,504	$3,006	$2,912

At June 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2007 Program described above, was approximately $10.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

9. Geographic Information and Significant Customers

Our corporate headquarters and principal design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $0.4 million and $0.3 million for the second quarter of 2007 and 2006, respectively. Net income from foreign operations totaled $0.8 million and $0.9 million for the first half of 2007 and 2006, respectively. Net revenue by geographical area as derived from shipments to customer locations is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	$9,153	$6,303	$17,033	$12,066
Europe	5,449	2,866	9,082	5,699
Asia Pacific	10,050	9,976	18,300	16,904
Other	114	25	149	26

Total net revenue	$24,766	$19,170	$44,564	$34,695

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	36%	31%	37%	33%
China (including Hong Kong)	30%	28%	28%	26%
Germany	10%		11%	10%
Taiwan		10%		10%

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cisco/Scientific-Atlanta (a Cisco company) (1)	35%	19%	33%	21%
Asustek Computer (2)	21%	18%	20%	16%
Arkian(3)		11%
Ten largest customers(4)	85%	81%	84%	75%

(1)

Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the second quarter of 2007. Net revenue generated from Cisco, excluding Scientific-Atlanta, was insignificant in the first half of 2007. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the second quarter and first half of 2006.

(2)	Primarily for the benefit of ARRIS.
(3)	Primarily for the benefit of LG Electronics.
(4)	Includes respective manufacturing subcontractors.

The locations of property and equipment are summarized below (in thousands):

	June 30, 2007	December 31, 2006
North America	$2,618	$2,870
Europe	902	1,009
Asia Pacific	541	396

Total property and equipment	$4,061	$4,275

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Products targeted to this market send and/or receive cable broadband signals. These products include tuners used in consumer premise equipment (CPE), including high-speed voice and data cable modems, digital cable set-top boxes, and hybrid analog/digital cable set-top boxes; upconverter modules and chipsets used in headend modulators; and RF amplifiers used to send and receive signals between the cable headend and CPE.

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

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile (handheld) televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenues are generated through the efforts of our sales organization. However, we generated approximately 8% and 25% of our net revenue from sales made through distributors in the second quarter of 2007 and 2006, respectively. We generated approximately 10% and 21% of our net revenue from sales made through distributors in the first half of 2007 and 2006, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs ranges generally from $2 to $2.50 for volume purchases. The typical selling price of our subsystem module products ranges generally from $6 to $25. In 2007, we expect the average selling price of our products to decrease somewhat; however, more significant decreases, should they occur, could have a material adverse effect on our gross margins, financial condition and results of operations.

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

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of revenue	48	50	49	49

Gross margin	52	50	51	51
Operating expenses:
Research and development	24	28	26	29
Selling, general and administrative	24	26	29	28

Total operating expenses	48	54	55	57

Income (loss) from operations	4	(4)	(4)	(6)
Other income (expense)	5	5	5	6

Income (loss) before provision for income taxes	9	1	1	0
Income tax expense	—	—	—	—

Net income (loss)	9%	1%	1%	0%

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Revenue

The following table presents net revenue from each of our product types in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Silicon	$19,686	$15,432	$4,254	27.6%	$34,907	$26,832	$8,075	30.1%
Modules	5,033	3,716	1,317	35.4	9,530	7,535	1,995	26.5
Other	47	22	25	113.6	127	328	(201)	(61.3)

Total net revenue	$24,766	$19,170	$5,596	29.2%	$44,564	$34,695	$9,869	28.4%

The increase in net revenue in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006 was primarily the result of increased shipments of silicon tuner products for the cable market, partially offset by decreased shipments of silicon tuner products for the digital television market and silicon amplifier products for the cable market. We estimate that approximately $0.5 million of the increase in net revenue from silicon tuner products for the cable market in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006 was the result of additional shipments to customers in anticipation of the July 1, 2007 Federal Communications Commission deadline for the implementation of separable security CableCards for cable set-top boxes. An increase in shipments of module products for the automotive electronics market also contributed to the increase in net revenue in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006. Silicon tuner unit shipments increased approximately 53% in the second quarter of 2007 from the second quarter of 2006 and approximately 57% in the first half of 2007 from the first half of 2006, primarily in the cable market. Silicon amplifier unit shipments decreased approximately 71% in the second quarter of 2007 from the second quarter of 2006 and approximately 63% in the first half of 2007 from the first half of 2006, primarily in the cable market, due to the integration of its functionality into one of our partner’s demodulator products. Module unit shipments increased approximately 24% in the second quarter of 2007 from the second quarter of 2006 and approximately 11% in the first half of 2007 from the first half of 2006. We expect net revenues to grow approximately 30% in 2007 as compared to 2006, primarily driven by growth from the cable market, and to a lesser extent the automotive electronics market.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cisco/Scientific-Atlanta (a Cisco company) (1)	35%	19%	33%	21%
Asustek Computer (2)	21%	18%	20%	16%
Arkian(3)		11%
Ten largest customers(4)	85%	81%	84%	75%

(1)

Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the second quarter of 2007. Net revenue generated from Cisco, excluding Scientific-Atlanta, was insignificant in the first half of 2007. No revenue was generated from Cisco, excluding Scientific-Atlanta, in the second quarter and first half of 2006.

(2)	Primarily for the benefit of ARRIS.
(3)	Primarily for the benefit of LG Electronics.
(4)	Includes respective manufacturing subcontractors.

In the second quarter of 2007 and 2006, we recognized 1% and 10%, respectively, of our net revenue upon receipt of payment. In the first half of 2007 and 2006, we recognized 1% and 7%, respectively, of our net revenue upon receipt of payment.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Cost of Revenue	$11,987	$9,623	$2,364	24.6%	$21,932	$17,029	$4,903	28.8%
Gross Margin	12,779	9,547	3,232	33.9%	22,632	17,666	4,966	28.1%
Gross Margin %	51.6%	49.8%	1.8 pts.		50.8%	50.9%	(0.1) pts.

Gross margin increased in the second quarter of 2007 as compared to the second quarter of 2006 primarily due to an approximate $5.6 million increase in net revenue and to a lesser extent a 1.8 point increase in gross margin percentage. Gross margin percentage in the second quarter of 2007 as compared to the second quarter of 2006 was positively impacted by a change in the product mix of our silicon tuner products for the cable market and to a lesser extent our module products for the automotive electronics market. As a partial offset, gross margin percentage in the second quarter of 2007 as compared to the second quarter of 2006 was negatively impacted by a change in the product mix of our silicon tuner products for the digital television market and changes in the inventory valuation allowance. We expect our gross margin percentage for the remainder of 2007 to be approximately 50%, the percentage achieved in recent periods.

Gross margin increased in the first half of 2007 as compared to the first half of 2006 primarily due to an approximate $9.9 million increase in net revenue. Gross margin percentage in the first half of 2007 as compared to the first half of 2006 was negatively impacted by a change in the product mix of our silicon tuner products for the digital television market and changes in the inventory valuation allowance. Gross margin percentage in the first half of 2007 as compared to the first half of 2006 was positively impacted by a change in the product mix of our silicon tuner products for the cable market and to a lesser extent our module products for the automotive electronics market.

Our cost of revenue for the second quarter of 2007 and 2006 did not include approximately $0.2 million and $0.2 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowances for the second quarter of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.2 million and $(0.1) million, respectively. Cost of revenue for the second quarter of 2007 included charges of $0.1 million for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. Charges for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts were insignificant for the second quarter of 2006.

Our cost of revenue for the first half of 2007 and 2006 did not include approximately $0.3 million and $0.6 million, respectively, of costs relating to the sale of inventory which had previously been written-off as excess. The net impact of changes in the inventory valuation allowances for the first half of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.4 million and $(0.4) million, respectively. Cost of revenue for the first half of 2007 and 2006 included charges of $0.3 million and $0.1 million, respectively, for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$11	$12	$21	$25

Reseach and development	555	634	1,209	1,231
Selling, general and administrative	984	858	1,776	1,656

Total stock-based compensation expense included in operating expenses	$1,539	$1,492	$2,985	$2,887

Total stock-based compensation expense	$1,550	$1,504	$3,006	$2,912

Operating Expenses

The following table presents operating expenses for the second quarter and first half of 2007 as compared to the second quarter and first half of 2006 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Research and development	$5,819	$5,343	$476	8.9%	$11,669	$10,144	$1,525	15.0%
Selling, general and administrative	6,043	5,025	1,018	20.3	12,659	9,666	2,993	31.0

Total operating expenses	$11,862	$10,368	$1,494	14.4%	$24,328	$19,810	$4,518	22.8%

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

The increase in research and development expenses in the second quarter of 2007 as compared to the second quarter of 2006 was primarily the result of an increase in personnel-related expenses resulting from increased average headcount of approximately 14% and charges related to the fiscal year 2007 annual incentive compensation program discussed below, partially offset by a decrease in prototyping expenses for new silicon projects due to the timing of these expenditures. Stock-based compensation expense related to research and development was approximately $0.6 million and $0.6 million in the second quarter of 2007 and 2006, respectively. We expect research and development expenses to grow approximately 15% to 18% in 2007 as compared to 2006, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

The increase in research and development expenses in the first half of 2007 as compared to the first half of 2006 was primarily the result of an increase in personnel-related expenses resulting from increased average headcount of approximately 17% and charges related to the fiscal year 2007 annual incentive compensation program discussed below. Stock-based compensation expense related to research and development was approximately $1.2 million and $1.2 million in the first half of 2007 and 2006, respectively.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 71 issued United States utility patents and have 35 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The increase in selling, general and administrative expenses in the second quarter of 2007 as compared to the second quarter of 2006 was due to an increase in legal fees, primarily related to the ongoing derivative litigation, an increase in personnel-related expenses resulting from an average headcount increase of approximately 6% and charges related to the fiscal year 2007 annual incentive compensation program discussed below. Stock-based compensation expense related to selling, general and administrative expense was $1.0 million and $0.9 million in the second quarter of 2007 and 2006, respectively. The results in the second quarter of 2007 included charges of $0.4 million related to professional fees incurred to defend the ongoing derivative litigation. See Part II, Item 1. “Legal Proceedings.” We expect selling, general and administrative expenses to grow approximately 15% to 18% in 2007 as compared to 2006, excluding any future professional fees related to our ongoing legal proceedings and potential charges in excess of our current reserves to resolve certain tax issues related to the Audit Committee’s investigation.

The increase in selling, general and administrative expenses in the first half of 2007 as compared to the first half of 2006 was due to an increase in accounting and legal fees, primarily related to the restatement of our financial statements filed in January 2007, the ongoing derivative litigation, an increase in personnel-related expenses resulting from an average headcount increase of approximately 4% and charges related to the fiscal year 2007 annual incentive compensation program discussed below. Stock-based compensation expense related to selling, general and administrative expense was $1.8 million and $1.7 million in the first half of 2007 and 2006, respectively. The results in the first half of 2007 included charges of $1.7 million related to professional fees supporting the restatement of our financial statements filed in January 2007, the related ongoing derivative litigation and the related inquiry of the SEC. See Part II, Item 1. “Legal Proceedings.”

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for the second quarter and first half of 2007 and 2006 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Interest income	$1,187	$1,004	$183	18.2%	$2,228	$1,907	$321	16.8%
Foreign currency gains (losses), net	53	92	(39)	(42.4)	92	151	(59)	(39.1)
Other	19	—	19	100.0	25	27	(2)	(7.4)

Total other income and expense	$1,259	$1,096	$163	14.9%	$2,345	$2,085	$260	12.5%

The increase in interest income in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006 was primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents our provision for income taxes for the second quarter and first half of 2007 and 2006 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2007	2006	Change		% Change	2007	2006	Change	% Change
Income tax expense	$43	$129	$(86)		(66.7)%	$61	$159	$(98)	(61.6)%
Effective tax rate	2.0%	46.9%	(44.9	) pts.		9.4%	(269.5)%	278.9 pts.

In the second quarter and first half of 2007 and 2006, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign income tax rates. The provision for income taxes during second quarter and first half of 2007 and 2006 consisted of foreign income taxes.

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at June 30, 2007 and December 31, 2006.

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

Subsequent to the end of the second quarter of 2006, we agreed with the German tax authorities to fully resolve a then ongoing review and examination relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. In resolving these matters, we agreed to pay a nominal amount of income tax and interest, agreed to a permanent reduction of our loss carryforward for corporate tax purposes of approximately 2.4 million Euros (approximately $3.2 million as of December 31, 2006) and agreed to a temporary reduction of our loss carryforward for corporate tax purposes of approximately 0.8 million Euros (approximately $1.1 million as of December 31, 2006). Because of our current loss carryforward position in Germany, we do not believe the permanent reduction in our loss carryforward will impact our income taxes payable until 2010 or later. The temporary reduction in our loss carryforward will be fully recovered by 2015. As our deferred income tax assets are fully reserved, the reductions to our loss carryforward for corporate income tax purposes in Germany will not impact our current operating results. The income tax liabilities were paid in the first quarter of 2007 and differed from the previously recorded provision by an insignificant amount.

Net Income (Loss)

The following table presents our net income (loss) for the second quarter and first half of 2007 and 2006 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Net income (loss)	$2,133	$146	$1,987	1361.0%	$588	$(218)	$806	369.7%
Percent of net revenue	8.6%	0.8%	7.8 pts.		1.3%	(0.6)%	1.9 pts.

The increase in net income in the second quarter of 2007 as compared to the second quarter of 2006 was primarily the result of an increase in net revenue, which resulted in an increase of $3.2 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses, as described above.

The increase in net income in the first half of 2007 as compared to the first half of 2006 was primarily the result of an increase in net revenue, which resulted in an increase of $5.0 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $356.8 million as of June 30, 2007. Our operating history and our business risks, including those risks set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3., and under the caption “Risk Factors” in Part II, Item 1A., make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

We have invested heavily in research and development of our RF integrated circuits and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog integrated circuit designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product portfolio. As a result, we may incur substantial losses from operations for the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

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

Liquidity and Capital Resources

The following tables present key components of our liquidity and capital resources for the first half of 2007 and 2006 and at June 30, 2007 and December 31, 2006, respectively (in thousands):

	Six Months Ended June 30,
	2007	2006	Change	% Change
Operating cash flows	$3,102	$812	$2,290	282.0%
Investing cash flows	(2,362)	(4,321)	1,959	45.3
Financing cash flows	981	1,033	(52)	(5.0)

Capital expenditures	512	491	21	4.3

Days sales outstanding in accounts receivable	38	39	(1)	(2.6)
Inventory turns	5.0	4.8	0.2	4.2

	June 30, 2007	December 31, 2006	Change	% Change
Cash and cash equivalents	$39,823	$38,010	$1,813	4.8%
Short-term investments	46,600	44,750	1,850	4.1

Total	$86,423	$82,760	$3,663	4.4%

Accounts receivable, net	9,481	6,609	2,872	43.5
Inventories	8,729	8,988	(259)	(2.9)

Working capital	96,413	91,237	5,176	5.7

The increase in cash provided by operating activities resulted primarily from an increase in cash operating results and working capital changes in accounts payable due to the timing of cash receipts and disbursements, partially offset by working capital changes in accounts receivable due to increased net revenue. Cash operating results increased in the second quarter and first half of 2007 as compared to the second quarter and first half of 2006 due to increased net revenue and interest income, partially offset by increased operating expenses.

In the first half of 2007 and 2006, our primary use of cash from investing activities was the purchase of available-for-sale investments, partially offset by the sale of available-for-sale investments to achieve higher returns on our investments.

In the first half of 2007 and 2006, our primary source of cash from financing activities was the exercise of employee stock options and shares purchased under the 2000 Employee Stock Purchase Plan.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long-term. Cash and cash equivalents consist of bank deposits and money market funds. Our investments, which consist of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, are comprised of high-quality securities purchased in accordance with our investment policy. The carrying values of our investments approximate their fair values. Our investments are reviewed periodically for other-than-temporary impairment. In the aggregate, our cash, cash equivalents and short-term investments increased by approximately $3.7 million during the first half of 2007 as a result of an increase in cash operating results and changes in working capital. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on our level of future sales and ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense is calculated using the straight-line method over the lease term. We lease an administrative, marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of June 30, 2007 were as follows (in thousands):

Year Ending December 31,
2007	$594
2008	992
2009	875
2010	874
2011	865
Thereafter	5,766

Total future minimum lease payments	$9,966

Rent expense for the second quarter of 2007 and 2006 was $0.4 million and $0.3 million, respectively. Rent expense for the first half of 2007 and 2006 was $0.7 million and $0.6 million, respectively.

Purchase Commitments

As of July 20, 2007, we had approximately $15.5 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

In June 2007, we renewed our license agreement for engineering software used to design our silicon products. The agreement provides licenses to varying amounts of software tools through June 2011 and will be accounted for as an operating lease. Software license and maintenance expenses will be calculated using the ratable method based upon the value of software tools licensed during each period. The licensed software was delivered in July 2007. License and maintenance fees under the agreement totaled approximately $3.0 million and are payable during the third quarter of 2007.

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of June 30, 2007, we were unaware of any such claims by any of our customers.

See Note 8 of Notes to Unaudited Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations were based on our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements describes the significant accounting policies essential to an understanding of our Unaudited Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported net revenue and expense during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2007, the sales value of products shipped for which revenue was deferred was insignificant. At December 31, 2006, the sales value of products shipped for which revenue was deferred was approximately $0.1 million. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the second quarter of 2007 and 2006, we recognized 1% and 10%, respectively, of our net revenue upon receipt of payment. In the first half of 2007 and 2006, we recognized 1% and 7%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of June 30, 2007 and December 31, 2006.

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

We typically have a significant portion of our quarterly net revenue represented in accounts receivable at the end of each financial quarter, often concentrated in significant balances from a limited number of customers. At June 30, 2007, approximately 66% of our net accounts receivable was due from five of our customers. The potential reduction in net revenue resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at June 30, 2007 resulting in the return of product previously delivered would have been approximately $1.0 million.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors, which inherently involve us applying judgment and determining certain estimates. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the second quarter and first half of 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of June 30, 2007 and December 31, 2006. The potential charge for bad debts resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at June 30, 2007 would have been approximately $1.0 million.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Our analysis of current and future demand for our products involves estimates and judgments by us. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims, which may also involve judgments by us. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the second quarter of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.2 million and $(0.1) million, respectively. The net impact of changes in the inventory valuation allowances for the first half of 2007 and 2006 was a charge (benefit) to cost of revenue of approximately $0.4 million and $(0.4) million, respectively. The potential change in inventory valuation allowances resulting from a hypothetical 10% adverse change in the current demand forecasts for individual materials and parts would have been a charge to cost of revenue of approximately $0.1 million at June 30, 2007.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. These analyses often involve applying judgments or estimates. Our deferred income tax assets were fully reserved at June 30, 2007 and December 31, 2006.

We have established a valuation allowance to fully reserve our net deferred income tax assets at June 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $168.5 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred income tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized income tax benefits. During the second quarter and first half of 2007, we recognized no adjustments for uncertain income tax benefits.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at June 30, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized income tax positions within the next twelve months.

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) was $1.6 million and $1.5 million, respectively, for the second quarter of 2007 and 2006 and $3.0 million and $2.9 million, respectively, for the first half of 2007 and 2006 relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8, “Stockholders’ Equity” to the Notes to Unaudited Consolidated Financial Statements.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2007.

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation is earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provides for the payment of cash awards to certain employees to the extent any such compensation is earned. The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2007 Program, including net revenue and adjusted profitability for 2007. Any cash compensation earned will be paid during the first quarter of 2008. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2008. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. During the second quarter and first half of 2007, stock-based compensation expense recognized under the 2007 Program was $0.2 million and $0.4 million, respectively. During the second quarter and first half of 2007, we recognized $0.5 million and $0.8 million, respectively, relating to cash awards for executive officers and certain employees under the 2007 Program.

At June 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2007 Program described above, was approximately $10.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 7 to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 10-K) except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and therefore should be read in conjunction with the risk factors and other information disclosed in our 2006 10-K.

The risk factor set forth immediately below has been updated to describe risks related to the US ATSC market and the A/74 guidelines utilized in the digital television set-top converter box market.

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

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that the US ATSC set-top converter box market will not be as large as anticipated or will not commence in the near-term as planned;

•

the risk that the minimum RF performance levels as defined in the A/74 guidelines, required by the US Government for set-top converter box performance to qualify for Government subsidies, will be relaxed or eliminated, or will, by virtue of the fact that adherence to the A/74 guidelines is largely self-policing and a function of the performance of other non-tuner parts, be ineffective and thereby damage our competitive position as a supplier of a tuner we believe to be compliant with the A/74 guidelines;

•

the risk that the suppliers of module tuners who currently sell tuners to television manufacturers that we are currently targeting with our silicon tuner, may dramatically lower their prices, including to levels below their cost, in order to protect their existing relationships, making our tuner uncompetitive from a customer cost perspective;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2007, our stockholders approved the amendment and restatement of our 2000 Employee Stock Purchase Plan (2000 ESPP) to increase the number of shares of common stock that may be issued under the 2000 ESPP from 1,630,000 shares to 1,980,000 shares, an increase of 350,000 shares. On April 30, 2007, we issued 74,144 shares of our common stock to certain employees (collectively, the “employees”) pursuant to our 2000 ESPP. Of the 74,144 shares purchased by our employees, 34,366 shares were not registered properly as they were in excess of the amounts previously registered with the SEC on Registration Statements on Form S-8 filed October 10, 2000 (Registration No. 333-47646) and October 29, 2004 (Registration No. 333-120091). These shares were available for purchase pursuant to the recently approved amendment of the 2000 ESPP, but had not been registered pursuant to a new Registration Statement on Form S-8. The purchase price of the shares ranged from $2.76 to $3.66 per share of common stock and the aggregate purchase price of the unregistered portion of the shares was approximately $105,000, using the average purchase price of approximately $3.05 per share. The proceeds from the sale of the shares will be used for general corporate purposes.

Although the unregistered sale of these shares was inadvertent, we believe the sale of the shares to the employees was exempt from registration pursuant to Rule 505 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or pursuant to Section 4(2) of the Securities Act. On July 26, 2007, we filed a Registration Statement on Form S-8 registering for sale the 350,000 shares of common stock authorized for issuance under the 2000 ESPP and the 100,000 shares of common stock authorized for issuance under the 2000 Director Option Plan, as amended by the amendments approved by the stockholders on April 27, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2007, we held our Annual Meeting. There were 50,239,637 shares represented in person or by valid proxies, constituting 93.8% of the 53,557,425 shares outstanding on the record date of March 15, 2007. We submitted five proposals to our stockholders for consideration, and four proposals were approved. The proposal to amend and restate the Microtune, Inc. Amended and Restated 2000 Stock Plan (“2000 Stock Plan”) was not approved. The description of the results of the Annual Meeting previously reported in our Current Report on Form 8-K filed on May 3, 2007 is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number
3.1(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1(2)	Microtune, Inc. Amended and Restated 2000 Director Option Plan.

10.2(2)	Microtune, Inc. Amended and Restated 2000 Employee Stock Purchase Plan.

10.3(3)	Form of Section 16 Change of Control Agreement entered into with each of James A. Fontaine, Albert H. Taddiken, Jeffrey A. Kupp, Robert S. Kirk and Phillip D. Peterson.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 26, 2007