Form 10-Q
period 2007-09-30
MICROTUNE INC
filed 2007-10-25
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 19, 2007, there were approximately 53,829,050 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

September 30, 2007

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$84,261	$38,010
Short-term investments	—	44,750
Accounts receivable, net	11,400	6,609
Inventories	10,206	8,988
Other current assets	2,834	2,127

Total current assets	108,701	100,484
Property and equipment, net	4,038	4,275
Other assets and deferred charges	3,061	843

Total assets	$115,800	$105,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,822	$4,847
Accrued compensation	3,643	2,646
Accrued expenses	2,102	1,731
Deferred revenue	77	23

Total current liabilities	11,644	9,247
Other non-current liabilities	118	87
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares—53,809 and 53,290, respectively	54	53
Additional paid-in capital	460,570	454,591
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(355,598)	(357,388)

Total stockholders’ equity	104,038	96,268

Total liabilities and stockholders’ equity	$115,800	$105,602

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$23,813	$17,965	$68,377	$52,660
Cost of revenue	11,823	9,071	33,755	26,100

Gross margin	11,990	8,894	34,622	26,560
Operating expenses:
Research and development	5,782	5,172	17,451	15,316
Selling, general and administrative	6,179	6,331	18,838	15,997

Total operating expenses	11,961	11,503	36,289	31,313

Income (loss) from operations	29	(2,609)	(1,667)	(4,753)
Other income (expense):
Interest income	1,054	1,117	3,282	3,024
Foreign currency gains (losses), net	127	(38)	219	113
Other	42	4	67	31

Income (loss) before income taxes	1,252	(1,526)	1,901	(1,585)
Income tax expense	50	3	111	162

Net income (loss)	$1,202	$(1,529)	$1,790	$(1,747)

Net income (loss) per common share:
Basic	$0.02	$(0.03)	$0.03	$(0.03)

Diluted	$0.02	$(0.03)	$0.03	$(0.03)

Weighted-average common shares outstanding:
Basic	53,753	53,249	53,613	53,055

Diluted	56,596	53,249	55,796	53,055

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$1,790	$(1,747)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,100	1,141
Foreign currency gains, net	(219)	(113)
Stock-based compensation	4,639	4,584
Loss (gain) on sale of assets	(16)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(4,791)	(1,726)
Inventories	(1,218)	(1,190)
Other assets	(2,925)	(580)
Accounts payable	975	(1,520)
Accrued expenses	371	488
Accrued compensation	997	496
Deferred revenue	54	54
Other liabilities	31	3

Net cash provided by (used in) operating activities	788	(107)

Investing activities:
Purchases of property and equipment	(847)	(961)
Proceeds from sale of assets	—	7
Proceeds from maturity of held-to-maturity investments	—	1,620
Proceeds from sale of available-for-sale investments	58,750	47,600
Purchase of available-for-sale investments	(14,000)	(34,850)

Net cash provided by investing activities	43,903	13,416

Financing activities:
Proceeds from issuance of common stock	1,341	1,112

Net cash provided by financing activities	1,341	1,112
Effect of foreign currency exchange rate changes on cash	219	113

Net increase in cash and cash equivalents	46,251	14,534
Cash and cash equivalents at beginning of period	38,010	5,068

Cash and cash equivalents at end of period	$84,261	$19,602

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

General

The accompanying unaudited financial statements as of and for the third quarter and first three quarters of 2007 and 2006 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the third quarter and first three quarters of 2007 and 2006 have been made. Results of operations for the third quarter and first three quarters of 2007 and 2006 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital television and automotive electronics markets characterized by intense competition and rapidly changing technology, on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution, on the successful development and marketing of new products in new and existing markets and on seasonality in the demand for consumer products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenue, and product warranty liabilities and line down clauses. See Part II, Item 1A. “Risk Factors” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair market value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At September 30, 2007, we held no short-term investments. At December 31, 2006, our short-term investments, which included corporate debt securities and other debt securities issued by United States government and state agencies, consisted of auction-rate securities categorized as available-for-sale investments. The auction-rate securities in established markets were available to support current operations and were classified as short-term investments although their contractual maturities were greater than 10 years. At September 30, 2007 and December 31, 2006, we held no long-term investments. At December 31, 2006, the carrying value of our investments approximated the fair value. Unrealized gains and losses on our investments categorized as available-for-sale investments were insignificant at December 31, 2006. Our investments are reviewed periodically for other-than-temporary impairment.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the third quarter and first three quarters of 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2007 and December 31, 2006.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the third quarter of 2007 and 2006 was a charge to cost of revenue of approximately $0.1 million and $0.4 million, respectively. The net impact of changes in the inventory valuation allowances for the first three quarters of 2007 was a charge to cost of revenue of approximately $0.4 million. The net impact of changes in the inventory valuation allowances for the first three quarters of 2006 was insignificant.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2007, there were no products shipped for which revenue was deferred. At December 31, 2006, the sales value of products shipped for which revenue was deferred was approximately $0.1 million. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the third quarter of 2007, revenue recognized upon receipt of payment was insignificant. In the third quarter of 2006, we recognized 1% of our net revenue upon receipt of payment. In the first three quarters of 2007 and 2006, we recognized 1% and 5%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of September 30, 2007 and December 31, 2006.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

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

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one-year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains were $0.1 million during the third quarter of 2007 and insignificant during the third quarter of 2006. Net foreign currency gains were $0.2 million and $0.1 million during the first three quarters of 2007 and 2006, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at September 30, 2007 and December 31, 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized income tax benefits. During the third quarter and first three quarters of 2007, we recognized no adjustments for uncertain income tax benefits.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at September 30, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized income tax positions within the next twelve months.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the third quarter and first three quarters of 2006.

Our computation of income (loss) per common shares is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$1,202	$(1,529)	$1,790	$(1,747)

Weighted average common shares outstanding	53,753	53,249	53,613	53,055
Weighted average dilutive potential common shares:
Stock options	2,762	—	2,162	—
Restricted stock units	71	—	21	—
Employee stock purchase plan	10	—	—	—

Weighted average common and dilutive potential common shares	56,596	53,249	55,796	53,055

Basic income (loss) per common share	$0.02	$(0.03)	$0.03	$(0.03)

Diluted income (loss) per common share	$0.02	$(0.03)	$0.03	$(0.03)

The following table sets forth anti-dilutive securities and other securities that have been excluded from diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	3,307	9,674	5,743	9,674
Restricted stock units	198	93	198	93
Employee stock purchase plan	—	81	136	71

Total anti-dilutive securities excluded	3,505	9,848	6,077	9,838

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) was $1.6 million and $1.7 million for the third quarter of 2007 and 2006, respectively, and $4.6 million for both the first three quarters of 2007 and 2006, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at September 30, 2007 includes foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At September 30, 2007, approximately 63% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During the third quarter and first three quarters of 2007 and 2006, charges to write-off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of September 30, 2007.

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

Our future cash commitments are primarily for long-term facility leases. See Note 7.

2. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Gross accounts receivable	$11,400	$6,692
Deferred revenue	—	(83)

Accounts receivable, net	$11,400	$6,609

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$6,066	$5,714
Work-in-process	4,090	3,260
Raw materials	50	14

Total inventories	$10,206	$8,988

4. Accrued Compensation

Accrued compensation consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued incentive compensation	$1,176	$—
Accrued vacation	1,001	959
Accrued payroll taxes	662	672
Contributions to employee stock purchase program	415	516
Other	389	499

Total accrued compensation	$3,643	$2,646

At September 30, 2007 and December 31, 2006, the accrued payroll taxes include $0.5 million and $0.6 million, respectively, for liabilities identified during the Audit Committee’s investigation into our stock option grant practices. At September 30, 2007, accrued incentive compensation relates primarily to the fiscal year 2007 annual incentive compensation program. See Note 8.

We voluntarily contacted the United States Department of Treasury Internal Revenue Service (IRS) regarding the findings of the Audit Committee’s investigation into our stock option grant practices with the intent of pursuing a negotiated settlement with the IRS. The IRS is currently conducting an examination of our payroll tax returns for the years 2003 through 2006 and other related matters. We have received requests from the IRS for the production of documents and we are cooperating with the IRS. The outcome of this ongoing examination is uncertain and the final resolution of the tax issues that have been raised as a result of the Audit Committee’s investigation and any other issues raised by the ongoing IRS examination may differ materially from the amounts reserved at September 30, 2007.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued non-cancelable inventory purchase obligations	$535	$540
Other	1,567	1,191

Total accrued expenses	$2,102	$1,731

The accrued non-cancelable inventory purchase obligations relate to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 7. The accrued expenses are expected to be paid during the next twelve months.

6. Income Taxes

We have established a valuation allowance to fully reserve our net deferred income tax assets at September 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $175.3 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the third quarter and first three quarters of 2007 and 2006, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign income tax rates. The expense for income taxes during the third quarter and first three quarters of 2007 and 2006 primarily consisted of foreign income taxes.

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

7. Commitments and Contingencies

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense is calculated using the straight-line method over the lease term. We lease an administrative, marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of September 30, 2007 were as follows (in thousands):

Year Ending December 31,
2007	$303
2008	1,057
2009	943
2010	903
2011	865
Thereafter	5,766

Total future minimum lease payments	$9,837

Rent expense for both the third quarter of 2007 and 2006 was $0.4 million. Rent expense for the first three quarters of 2007 and 2006 was $1.1 million and $1.0 million, respectively.

Purchase Commitments

As of October 19, 2007, we had approximately $15.3 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

In June 2007, we renewed our license agreement for engineering software used to design our silicon products. The agreement provides licenses to varying amounts of software tools through June 2011 and will be accounted for as an operating lease. Software license and maintenance expenses will be calculated using the ratable method based upon the value of software tools licensed during each period. The licensed software was delivered in July 2007. License and maintenance fees under the agreement totaled $3.3 million and were paid during the third quarter of 2007.

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of September 30, 2007, we were unaware of any significant claims by any of our customers.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or combined) may materially and adversely affect our financial condition, results of operations and liquidity. Moreover, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management resources and other factors. There can be no assurance that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future. Such matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

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

We voluntarily contacted the SEC regarding the Audit Committee’s independent investigation into our stock option grant practices, and representatives of the Audit Committee met with the SEC to discuss the findings of the Audit Committee’s investigation. We also voluntarily provided documents to the SEC during its informal inquiry.

On July 6, 2007, we learned that the previously disclosed informal inquiry of the SEC relating to the findings of the Audit Committee’s independent investigation had become formal. We will continue to fully cooperate with the SEC regarding this matter.

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas – Sherman Division against current and former officers and directors of Microtune and Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. All defendants, including Microtune, filed motions to dismiss the complaint. Briefing on the motions is complete, and we are awaiting a ruling from the court. The court has stayed discovery while the motions to dismiss are pending.

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

On December 14, 2006, the district court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There can be no assurance, however, that the settlement will be successfully renegotiated to comply with the Second Circuit’s ruling, and, if renegotiated, will be subsequently approved by the courts. If the renegotiation and approval of the settlement fails, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business could be substantially harmed.

8. Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On September 30, 2007, 53,809,475 rights were outstanding.

2007 Incentive Compensation Program

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation is earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provides for the payment of cash awards to certain employees to the extent any such compensation is earned. The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2007 Program, including net revenue and adjusted profitability for 2007. Any cash compensation earned will be paid during the first quarter of 2008. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2008. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. During the third quarter and first three quarters of 2007, stock-based compensation expense recognized under the 2007 Program was $0.2 million and $0.6 million, respectively. During the third quarter and first three quarters of 2007, we recognized $0.4 million and $1.2 million, respectively, relating to cash awards under the 2007 Program.

Share-Based Awards

During the second quarter of 2007, we granted our employees approximately 1.8 million stock options with exercise prices from $4.22 to $4.73 per share. In addition, we granted certain members of management approximately 273,000 restricted stock units. The restricted stock units and the majority of the stock options were granted in conjunction with our annual review of all employee compensation and generally vest in two tranches in May 2010 and May 2011. The weighted-average grant date fair value of the stock options granted during the second quarter of 2007 was approximately $2.39 per share using the Black-Scholes-Merton option-pricing formula. The weighted-average grant date fair value of the restricted stock units granted during the second quarter of 2007 was approximately $4.53 per share. No share-based awards were issued in conjunction with our annual review of all employee compensation in 2006 due to the Audit Committee’s investigation into past stock option grant practices.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$11	$14	$32	$39

Research and development	654	672	1,863	1,903
Selling, general and administrative	968	976	2,744	2,632

Total stock-based compensation expense included in operating expenses	$1,622	$1,648	$4,607	$4,535

Total stock-based compensation expense	$1,633	$1,662	$4,639	$4,574

At September 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the

2007 Program described above, was approximately $9.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

9. Geographic Information and Significant Customers

Our corporate headquarters and principal design center is located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $1.0 million and $0.4 million for the third quarter of 2007 and 2006, respectively. Net income from foreign operations totaled $1.7 million and $1.3 million for the first three quarters of 2007 and 2006, respectively. Net revenue by geographical area as derived from shipments to customer locations is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
North America	$7,635	$6,234	$24,668	$18,300
Europe	5,169	2,918	14,251	8,616
Asia Pacific	10,973	8,777	29,273	25,681
Other	36	36	185	63

Total net revenue	$23,813	$17,965	$68,377	$52,660

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
China (including Hong Kong)	31%	29%	29%	27%
Mexico	26%
Germany	10%	10%	10%	10%
United States		33%	26%	33%
Taiwan		10%		10%

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cisco/Scientific-Atlanta (a Cisco company) (1) (3)	28%	25%	31%	22%
Asustek Computer (2)	23%	17%	21%	16%
Ten largest customers(3)	83%	78%	83%	76%

(1)

Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Revenue generated from Cisco, excluding Scientific-Atlanta, in the third quarter and first three quarters of 2006 was insignificant.

(2)	Primarily for the benefit of ARRIS.
(3)	Includes respective manufacturing subcontractors.

The locations of property and equipment are summarized below (in thousands):

	September 30, 2007	December 31, 2006
North America	$2,578	$2,870
Europe	960	1,009
Asia Pacific	500	396

Total property and equipment	$4,038	$4,275

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections and assessments relating to our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, our ability to successfully address new markets where competition is intense, our ability to enter into any agreement with the IRS to settle certain issues related to our stock option investigation and our ability to defend pending and future litigation and regulatory proceedings.

We caution readers that the forward-looking statements in this Quarterly Report on Form 10-Q are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements as a result of various factors, some of which are described under the caption “Part II, Item 1A. Risk Factors” below and in our other filings with the SEC. We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect our future results, see “Risk Factors” in Item 1A. of Part I to our Annual Report on Form 10-K for the year ended December 31, 2006, together with the changes thereto disclosed under “Risk Factors” in Item 1A. of Part II of this Quarterly Report on Form 10-Q, which describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to make an investment in our stock. You should also read “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3. below.

You should also read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Part I, Item 1., “Financial Statements” above.

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

This market includes products targeted for mobile automotive and airline environments, including automobile and airline in-flight entertainment systems. Our automotive electronics products range from components for traditional AM/FM radios (including tuners and in-glass antenna amplifiers) to components for emerging entertainment applications, including in-car television, in-flight video, digital radio, including digital audio broadcast, and HD radio™.

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile (handheld) televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 9% and 18% of our net revenue from sales made through distributors in the third quarter of 2007 and 2006, respectively. We generated approximately 9% and 20% of our net revenue from sales made through distributors in the first three quarters of 2007 and 2006, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs ranges generally from approximately $2 to $2.50 for volume purchases. The typical selling price of our subsystem module products ranges generally from $6 to $25. In 2007, we expect the average selling price of our products to decrease somewhat; however, more significant decreases, should they occur, could have a material adverse effect on our gross margins, financial condition and results of operations.

•

Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including cash and stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. Beginning January 1, 2006, stock-based compensation expense is recorded in operating expenses in accordance with SFAS No. 123(R) and has resulted in a material charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

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

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of revenue	50	50	49	50

Gross margin	50	50	51	50
Operating expenses:
Research and development	24	29	26	29
Selling, general and administrative	26	35	27	30

Total operating expenses	50	64	53	59

Income (loss) from operations	—	(14)	(2)	(9)
Other income (expense)	5	6	5	6

Income (loss) before income taxes	5	(8)	3	(3)
Income tax expense	—	—	—	—

Net income (loss)	5%	(8)%	3%	(3)%

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Revenue

The following table presents net revenue from each of our product types in the third quarter and first three quarters of 2007 as compared to the third quarter and first three quarters of 2006 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Silicon	$18,341	$13,763	$4,578	33.3%	$53,330	$40,595	$12,735	31.4%
Modules	5,344	4,173	1,171	28.1	14,874	11,708	3,166	27.0
Other	128	29	99	341.4	173	357	(184)	(51.5)

Total net revenue	$23,813	$17,965	$5,848	32.6%	$68,377	$52,660	$15,717	29.8%

The increase in net revenue in the third quarter of 2007 as compared to the third quarter of 2006 was primarily the result of increased shipments of silicon tuner products for the cable market and to a lesser extent, the digital television market. The increase in net revenue in the first three quarters of 2007 as compared to the first three quarters of 2006 was primarily the result of increased shipments of silicon tuner products for the cable market, partially offset by decreased shipments of silicon tuner products for the digital television market, particularly for mobile television and PC/TV, and silicon amplifier products for the cable market. An increase in shipments of module products for the automotive electronics market also contributed to the increase in net revenue in the third quarter and first three quarters of 2007 as compared to the third quarter and first three quarters of 2006. Silicon tuner unit shipments increased approximately 51% in the third quarter of 2007 from the third quarter of 2006, primarily in the cable and digital television markets. Silicon tuner shipments increased approximately 33% in the first three quarters of 2007 from the first three quarters of 2006, primarily in the cable market, partially offset by decreased shipments of silicon tuner products for the digital television market, particularly for mobile television and PC/TV. Silicon amplifier unit shipments decreased approximately 56% in the third quarter of 2007 from the third quarter of 2006 and approximately 48% in the first three quarters of 2007 from the first three quarters of 2006, primarily in the cable market, due to the integration of its functionality into one of our partner’s demodulator products and also certain of our next-generation silicon tuner products. Module unit shipments increased approximately 11% in the third quarter of 2007 from the third quarter of 2006 and were consistent in the first three quarters of 2007 from the first three quarters of 2006. We expect net revenue to grow approximately 30% in 2007 as compared to 2006, primarily driven by growth from the cable market, and to a lesser extent the automotive electronics market.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cisco/Scientific-Atlanta (a Cisco company) (1) (3)	28%	25%	31%	22%
Asustek Computer (2)	23%	17%	21%	16%
Ten largest customers(3)	83%	78%	83%	76%

(1)

Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Revenue generated from Cisco, excluding Scientific-Atlanta, in the third quarter and first three quarters of 2006 was insignificant.

(2)	Primarily for the benefit of ARRIS.
(3)	Includes respective manufacturing subcontractors.

In the third quarter of 2007, revenue recognized upon receipt of payment was insignificant. In the third quarter of 2006, we recognized 1% of our net revenue upon receipt of payment. In the first three quarters of 2007 and 2006, we recognized 1% and 5%, respectively, of our net revenue upon receipt of payment.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the third quarter and first three quarters of 2007 as compared to the third quarter and first three quarters of 2006 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Cost of revenue	$11,823	$9,071	$2,752	30.3%	$33,755	$26,100	$7,655	29.3%
Gross margin	11,990	8,894	3,096	34.8%	34,622	26,560	8,062	30.4%
Gross margin %	50.4%	49.5%	0.9 pts.		50.6%	50.4%	0.2 pts.

Gross margin increased in the third quarter of 2007 as compared to the third quarter of 2006 primarily due to an approximate $5.8 million increase in net revenue and to a lesser extent a 0.9 point increase in gross margin percentage. Gross margin percentage in the third quarter of 2007 as compared to the third quarter of 2006 was positively impacted by a change in the product mix of our silicon tuner products for the cable market and to a lesser extent our silicon tuner products for the digital television market. Gross margin percentage in the third quarter of 2007 as compared to the third quarter of 2006 was also positively impacted by changes in the inventory valuation allowance. As a partial offset, gross margin percentage in the third quarter of 2007 as compared to the third quarter of 2006 was negatively impacted by a change in the product mix of our silicon amplifier products for the cable market. We expect our gross margin percentage for the remainder of 2007 to be approximately 50%, consistent with the percentage reported in recent quarters.

Gross margin increased in the first three quarters of 2007 as compared to the first three quarters of 2006 primarily due to an approximate $15.7 million increase in net revenue. Gross margin percentage in the first three quarters of 2007 as compared to the first three quarters of 2006 was positively impacted by an increase in net revenue from the cable market as a percentage of total net revenue, which generally has a higher gross margin percentage as compared to other markets, and to a lesser extent, a change in the product mix of our silicon tuner products for the cable market and our module products for the automotive electronics market. Gross margin percentage in the first three quarters of 2007 as compared to the first three quarters of 2006 was negatively impacted by a change in the product mix of our silicon tuner products for the digital television market and silicon amplifiers in the cable market and to a lesser extent changes in the inventory valuation allowance.

Our cost of revenue for the third quarter of 2007 and 2006 benefited from the sale of inventory which had been previously identified as excess to expected demand and expensed in prior periods. The total value of these inventories was approximately $0.2 million and $0.3 million for the third quarter of 2007 and 2006, respectively. The net impact of changes in the inventory valuation allowances for the third quarter of 2007 and 2006 was a charge to cost of revenue of approximately $0.1 million and $0.4 million, respectively. Cost of revenue for the third quarter of 2007 and 2006 included charges of $0.3 million and $0.4 million, respectively, for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

Our cost of revenue for the first three quarters of 2007 and 2006 benefited from the sale of inventory which had been previously identified as excess to expected demand and expensed in prior periods. The total value of these inventories was approximately $0.5 million and $0.9 million for the first three quarters of 2007 and 2006, respectively. The net impact of changes in the inventory valuation allowances for the first three quarters of 2007 was a charge to cost of revenue of approximately $0.4 million. The net impact of changes in the inventory valuation allowances for the first three quarters of 2006 was insignificant. Cost of revenue for the first three quarters of 2007 and 2006 included charges of $0.6 million and $0.5 million, respectively, for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

Operating Expenses

The following table presents operating expenses for the third quarter and first three quarters of 2007 as compared to the third quarter and first three quarters of 2006 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Research and development	$5,782	$5,172	$610	11.8%	$17,451	$15,316	$2,135	13.9%
Selling, general and administrative	6,179	6,331	(152)	(2.4)	18,838	15,997	2,841	17.8

Total operating expenses	$11,961	$11,503	$458	4.0%	$36,289	$31,313	$4,976	15.9%

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

The increase in research and development expenses in the third quarter of 2007 as compared to the third quarter of 2006 was primarily the result of an increase in personnel-related expenses resulting from increased average headcount of approximately 8% and to a lesser extent, charges related to the fiscal year 2007 annual incentive compensation program discussed below. Stock-based compensation expense related to research and development was $0.7 million in both the third quarter of 2007 and 2006.

The increase in research and development expenses in the first three quarters of 2007 as compared to the first three quarters of 2006 was primarily the result of an increase in personnel-related expenses resulting from increased average headcount of approximately 11% and to a lesser extent, charges related to the fiscal year 2007 annual incentive compensation program discussed below, increased license and maintenance expenses for engineering software used to design our products due to the increase in headcount and an unfavorable change in the Euro to United States Dollar exchange rate affecting our Euro-denominated expenses. Stock-based compensation expense related to research and development was approximately $1.9 million in both the first three quarters of 2007 and 2006.

We expect research and development expenses to grow approximately 14% to 18% in 2007 as compared to 2006, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

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

The decrease in selling, general and administrative expenses in the third quarter of 2007 as compared to the third quarter of 2006 was primarily due to a decrease in professional fees associated with ongoing legal activities related to our Audit Committee’s previously completed investigation into our stock option granting practices and the related restatement of certain historical financial statements, partially offset by an increase in personnel-related expenses resulting from increased average headcount of approximately 4% and to a lesser extent, charges related to the fiscal year 2007 annual incentive compensation program discussed below. Stock-based compensation expense related to selling, general and administrative expense was $1.0 million in both the third quarter of 2007 and 2006. The results of the third quarter of 2007 included charges of $0.7 million in professional fees relating to ongoing legal activities resulting from our Audit Committee’s previously completed investigation into our stock option granting practices, including the ongoing investigation of the SEC and the ongoing derivative litigation. See Part II, Item 1. “Legal Proceedings” below.

The increase in selling, general and administrative expenses in the first three quarters of 2007 as compared to the first three quarters of 2006 was due to an increase in accounting and legal fees, primarily related to the restatement of our financial statements filed in January 2007, the ongoing derivative litigation and the investigation of the SEC, and an increase in personnel-related expenses resulting primarily from an increase in compensation incurred in conjunction with our regular annual compensation adjustments and to a lesser extent, charges related to the fiscal year 2007 annual incentive compensation program discussed below. Stock-based compensation expense related to selling, general and administrative expense was $2.7 million and $2.6 million in the first three quarters of 2007 and 2006, respectively. The results in the first three quarters of 2007 included charges of $2.4 million related to professional fees incurred in connection with the restatement of our financial statements filed in January 2007, the related ongoing derivative litigation and the related investigation of the SEC. See Part II, Item 1. “Legal Proceedings” below.

We expect selling, general and administrative expenses to grow approximately 14% to 18% in 2007 as compared to 2006, excluding any future professional fees related to our ongoing legal proceedings and potential charges in excess of our current reserves to resolve certain tax issues related to the Audit Committee’s investigation. We are currently unable to estimate the level of future professional fees related to our ongoing legal proceedings and potential charges in excess of our current reserves to resolve certain tax issues related to the Audit Committee’s investigation.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents other income and expense for the third quarter and first three quarters of 2007 and 2006 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Interest income	$1,054	$1,117	$(63)	(5.6)%	$3,282	$3,024	$258	8.5%
Foreign currency gains (losses), net	127	(38)	165	434.2	219	113	106	93.8
Other	42	4	38	950.0	67	31	36	116.1

Total other income and expense	$1,223	$1,083	$140	12.9%	$3,568	$3,168	$400	12.6%

The decrease in interest income in the third quarter of 2007 as compared to the third quarter of 2006 was primarily the result of a slightly lower rate of return achieved in the third quarter of 2007 due to a change in the mix of investment types, partially offset by higher average cash and investment balances. The increase in interest income in the first three quarters of 2007 as compared to the first three quarters of 2006 was primarily the result of higher average cash and investment balances and higher average interest rates earned on our investments.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses. Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents our expense for income taxes for the third quarter and first three quarters of 2007 and 2006 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Income tax expense	$50	$3	$47	1,566.7%	$111	$162	$(51)	(31.5)%
Effective tax rate	4.0%	(0.2)%	4.2 pts.		5.8%	(10.2)%	16.0 pts.

In the third quarter and first three quarters of 2007 and 2006, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign income tax rates. The income tax expense during the third quarter and first three quarters of 2007 and 2006 primarily consisted of foreign income taxes.

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at September 30, 2007 and December 31, 2006.

For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $175.3 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$11	$14	$32	$39

Research and development	654	672	1,863	1,903
Selling, general and administrative	968	976	2,744	2,632

Total stock-based compensation expense included in operating expenses	$1,622	$1,648	$4,607	$4,535

Total stock-based compensation expense	$1,633	$1,662	$4,639	$4,574

Net Income (Loss)

The following table presents our net income (loss) for the third quarter and first three quarters of 2007 and 2006 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Net income (loss)	$1,202	$(1,529)	$2,731	178.6%	$1,790	$(1,747)	$3,537	202.5%
Percent of net revenue	5.0%	(8.5)%	13.5 pts.		2.6%	(3.3)%	5.9 pts.

The increase in net income in the third quarter of 2007 as compared to the third quarter of 2006 was primarily the result of an increase in net revenue, which resulted in an increase of $3.1 million in gross margin, partially offset by an increase in operating expenses, as described above.

The increase in net income in the first three quarters of 2007 as compared to the first three quarters of 2006 was primarily the result of an increase in net revenue, which resulted in an increase of $8.1 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses, as described above.

Since inception, we have incurred significant losses resulting in an accumulated deficit of approximately $355.6 million as of September 30, 2007. Our operating history and our business risks, including those risks set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3., and under the caption “Risk Factors” in

Item 1A. of Part I to our Annual Report on Form 10-K for the year ended December 31, 2006, together with the changes thereto disclosed under “Risk Factors” in Item 1A. of Part II of this Quarterly Report on Form 10-Q, make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

We have invested heavily in research and development of our RF integrated circuits and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog integrated circuit designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product portfolio. As a result, we may incur substantial losses from operations in the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

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

Liquidity and Capital Resources

The following tables present key components of our liquidity and capital resources for the first three quarters of 2007 and 2006 and at September 30, 2007 and December 31, 2006, respectively (in thousands):

	Nine Months Ended September 30,
	2007	2006	Change	% Change
Operating cash flows	$788	$(107)	$895	836.4%
Investing cash flows	43,903	13,416	30,487	227.2
Financing cash flows	1,341	1,112	229	20.6

Capital expenditures	847	961	(114)	(11.9)

Days sales outstanding in accounts receivable	45	39	6	15.4
Inventory turns	4.4	3.8	0.6	15.8

	September 30, 2007	December 31, 2006	Change	% Change
Cash and cash equivalents	$84,261	$38,010	$46,251	121.7%
Short-term investments	—	44,750	(44,750)	(100.0)

Total	$84,261	$82,760	$1,501	1.8%

Accounts receivable, net	$11,400	$6,609	$4,791	72.5%
Inventories	10,206	8,988	1,218	13.6

Working capital	97,057	91,237	5,820	6.4

The increase in cash provided by operating activities resulted primarily from an increase in cash operating results and working capital changes in inventories due to an increase in net revenue and accounts payable due to the timing of cash disbursements, partially offset by working capital changes in accounts receivable due to an increase in net revenue and the timing of cash receipts and working capital changes in other assets due to the payment of approximately $3.3 million for license and maintenance fees associated with renewing our agreement for engineering software used to design our silicon products. Cash operating results increased in the first three quarters of 2007 as compared to the first three quarters of 2006 due to an increase in net revenue and interest income, partially offset by an increase in operating expenses, as described above.

In the first three quarters of 2007 and 2006, our primary source of cash provided by investing activities was from the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments.

In the first three quarters of 2007 and 2006, our primary source of cash provided by financing activities was from the exercise of employee stock options and shares purchased under the 2000 Employee Stock Purchase Plan.

We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with original maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their availability to support current operations although their contractual maturities are greater than 10 years. We consider other investments with original maturities greater than twelve months to be long-term. Cash and cash equivalents consist of bank deposits and money market funds. At September 30, 2007, we held no short-term investments. At December 31, 2006, our short-term investments, which consisted of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, were comprised of high-quality securities purchased in accordance with our investment policy. The carrying value of our investments approximate the fair value. Our investments are reviewed periodically for other-than-temporary impairment. In the aggregate, our cash, cash equivalents and short-term investments increased by approximately $1.5 million during the first three quarters of 2007 as a result of an increase in cash operating results and changes in working capital. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on our level of future sales and ability to manage expenses.

Future Contractual Commitments

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense is calculated using the straight-line method over the lease term. We lease an administrative, marketing, and research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of September 30, 2007 were as follows (in thousands):

Year Ending December 31,
2007	$303
2008	1,057
2009	943
2010	903
2011	865
Thereafter	5,766

Total future minimum lease payments	$9,837

Rent expense for both the third quarter of 2007 and 2006 was $0.4 million. Rent expense for the first three quarters of 2007 and 2006 was $1.1 million and $1.0 million, respectively.

Purchase Commitments

As of October 19, 2007, we had approximately $15.3 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

In June 2007, we renewed our license agreement for engineering software used to design our silicon products. The agreement provides licenses to varying amounts of software tools through June 2011 and will be accounted for as an operating lease. Software license and maintenance expenses will be calculated using the ratable method based upon the value of software tools licensed during each period. The licensed software was delivered in July 2007. License and maintenance fees under the agreement totaled $3.3 million and were paid during the third quarter of 2007.

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of September 30, 2007, we were unaware of any significant claims by any of our customers.

See Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2007, there were no products shipped for which revenue was deferred. At December 31, 2006, the sales value of products shipped for which revenue was deferred was approximately $0.1 million. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in revenue from period to period. In the third quarter of 2007, revenue recognized upon receipt of payment was insignificant. In the third quarter of 2006, we recognized 1% of our net revenue upon receipt of payment. In the first three quarters of 2007 and 2006, we recognized 1% and 5%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of September 30, 2007 and December 31, 2006.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of revenue discussed above.

We typically have a significant portion of our quarterly net revenue represented in accounts receivable at the end of each financial quarter, often concentrated in significant balances from a limited number of customers. At September 30, 2007, approximately 63% of our net accounts receivable was due from five of our customers. The potential reduction in net revenue resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at September 30, 2007 resulting in the return of product previously delivered would have been approximately $1.1 million.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors, which inherently involve us applying judgment and determining certain estimates. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance will be adequate. Actual credit losses for the third quarter and first three quarters of 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2007 and December 31, 2006. The potential charge for bad debts resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at September 30, 2007 would have been approximately $1.1 million.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Our analysis of current and future demand for our products involves estimates and judgments by us. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims, which may also involve judgments by us. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the third quarter of 2007 and 2006 was a charge to cost of revenue of approximately $0.1 million and $0.4 million, respectively. The net impact of changes in the inventory valuation allowances for the first three quarters of 2007 was a charge to cost of revenue of approximately $0.4 million. The net impact of changes in the inventory valuation allowances for the first three quarters of 2006 was insignificant. The potential change in inventory valuation allowances resulting from a hypothetical 10% adverse change in the current demand forecasts for individual materials and parts would have been a charge to cost of revenue of approximately $0.1 million at September 30, 2007.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. These analyses often involve applying judgments or estimates. Our deferred income tax assets were fully reserved at September 30, 2007 and December 31, 2006.

We have established a valuation allowance to fully reserve our net deferred income tax assets at September 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2006, we had a net operating loss carryforward of approximately $175.3 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred income tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized income tax benefits. During the third quarter and first three quarters of 2007, we recognized no adjustments for uncertain income tax benefits.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at September 30, 2007.

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) was $1.6 million and $1.7 million for the third quarter of 2007 and 2006, respectively, and $4.6 million for both the first three quarters of 2007 and 2006, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8, “Stockholders’ Equity” to the Notes to Unaudited Consolidated Financial Statements.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2007.

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation is earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provides for the payment of cash awards to certain employees to the extent any such compensation is earned. The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2007 Program, including net revenue and adjusted profitability for 2007. Any cash compensation earned will be paid during the first quarter of 2008. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2008. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. During the third quarter and first three quarters of 2007, stock-based compensation expense recognized under the 2007 Program was $0.2 million and $0.6 million, respectively. During the third quarter and first three quarters of 2007, we recognized $0.4 million and $1.2 million, respectively, relating to cash awards under the 2007 Program.

At September 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2007 Program described above, was approximately $9.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

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

Market-specific risks affecting the integrated digital television, PC/TV and television peripheral market segments of the digital television market could impair our ability to compete successfully in that market.

The market for digital television applications in integrated televisions, PC/TVs and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

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

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that the US ATSC PC/TV market will not be as large as anticipated or our share in the market will be lower than anticipated;

•	the risk that tuner performance requirements for the US ATSC PC/TV market are less stringent and thereby increase the competitive element in this market;

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

The market opportunity for coupon eligible converter boxes (CECB) may not be as large as anticipated or we may not realize significant market share in this segment of the digital television market.

In anticipation of the shut off of analog terrestrial (off-air) television broadcasts in the United States in February 2009, the federal government plans to subsidize the purchase of digital converter boxes by consumers who wish to receive off-air digital television broadcasts and continue to watch television on analog televisions (analog televisions would not have a digital tuner and would not be able to receive digital television broadcast signals). This market is characterized by various market risks described above for the digital television market generally and market specific risks for the CECB market segment described below, any of which may adversely affect our ability to compete in the CECB market segment:

•

the risk that we may not be able to achieve early, significant market share and given the short duration of the CECB market segment (January 1, 2008 through June 30, 2009), there may not be significant design-in opportunities after the initial tuner component selections to later increase market share;

•	the risk that the CECB market segment will not be as large as anticipated or will not commence in the near-term as planned;

•

the risk that the minimum RF performance levels as defined in the A/74 guidelines, required by the federal government for set-top converter box performance to qualify for government subsidies, will be relaxed or eliminated, or will, by virtue of the fact that adherence to the A/74 guidelines is partially self-policing and a function of the performance of other non-tuner parts, be ineffective and thereby allow suppliers with non-compliant tuners to realize significant market share in this segment; and

•	the risk that our tuner may not be deemed compliant with the A/74 guidelines, which would significantly diminish or eliminate our ability to participate in this opportunity.

The matters relating to the investigation by the Audit Committee of our Board of Directors into our stock option grant practices and the restatement of our consolidated financial statements has resulted in derivative litigation and a formal investigation by the United States Securities and Exchange Commission and may result in future litigation and governmental inquiries which could harm our financial condition and results of operations.

On July 27, 2006, we announced that the Audit Committee of our Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option grant practices covering the time from our initial public offering in August 2000 through June 2006.

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

This investigation of our historical stock option grant practices and the resulting derivative litigation and SEC investigation described below have required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

On January 31, 2007, a purported stockholder derivative lawsuit was filed against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. All defendants, including Microtune, have filed motions to dismiss the complaint. Briefing on the motions is complete, and we are awaiting a ruling from the court. The court has stayed discovery while the motions to dismiss are pending.

We voluntarily contacted the SEC in July 2006 regarding the Audit Committee’s investigation into our stock option grant practices, and representatives of the Audit Committee met with the SEC in February 2007 to discuss the findings of the Audit Committee’s investigation. On July 6, 2007, we learned that the previously disclosed informal inquiry of the SEC relating to the findings of the Audit Committee’s independent investigation had become formal. We will continue to cooperate with the SEC in its investigation of these matters.

We cannot assure you that the pending derivative litigation, SEC investigation or any future litigation or governmental action will result in the same conclusions reached by the Audit Committee. While we believe that we have made appropriate judgments in determining the correct measurement dates for stock option grants, the SEC may disagree with our measurement date determinations and also may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grant measurement date errors, and there is a risk that the SEC investigation could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and the delisting of our common stock from The NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us or our current officers and directors which could harm our business, financial condition, results of operations and cash flows. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We have been the target of several securities fraud class action and stockholder derivative complaints in the past and continue to be at risk of future securities class action and stockholder derivative litigation. The lawsuit filed on January 31, 2007 or litigation filed in the future could result in substantial costs to us, drain our resources and divert our management’s time and attention.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed against us, certain former executive officers and certain investment banks that served as underwriters of our initial public offering. This case was consolidated with over 300 similar cases filed in the Southern District of New York challenging initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. We previously accepted a settlement proposal presented to all issuer defendants. In December 2006, however, the United States Second Circuit Court of Appeals reversed the District Court’s certification of the consolidated cases as a class action litigation. The plaintiffs and issuers are now attempting to amend or renegotiate the settlement, but there can be no assurance that the settlement can be successfully renegotiated and, if renegotiated, will be approved by the courts.

Stockholder Derivative Litigation

On January 31, 2007, a purported stockholder derivative lawsuit was filed against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by the Company. All defendants, including Microtune, have filed motions to dismiss the complaint. Briefing on the motions is complete, and we are awaiting a ruling from the court. The court has stayed discovery while the motions to dismiss are pending.

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

Date: October 25, 2007