Form 10-K
period 2007-12-31
MICROTUNE INC
filed 2008-02-28
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $260.1 million (based on the closing sales price of the registrant’s common stock on that date). This is the only outstanding class of common stock of the registrant. Shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 22, 2008, there were 54,202,901 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2007

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this Annual Report on Form 10-K and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners and our ability to successfully address new markets where competition is intense.

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

PART I

ITEM 1.	BUSINESS.

Website Access to Reports and Other Information

We make our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge upon request by phone (telephone number: (972) 673-1850), by email to ir@microtune.com, in writing to our Investor Relations department at 2201 10th Street, Plano, Texas 75074 or through our internet website, www.microtune.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access these materials at the SEC’s website located at www.sec.gov.

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, digital television (DTV) and automotive electronics markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our tuner products targeting the cable and DTV markets are principally in the form of ICs while our tuner products targeting the automotive electronics market are principally in the form of subsystem modules. Our amplifier products are principally in the form of ICs or subsystem modules and our upconverter products are principally in the form of subsystem modules which also contain our ICs.

Our products enable or target various consumer electronics, broadband communications and automotive electronics applications or devices, including cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; personal computer television (PC/TV) multimedia products; and mobile televisions. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices and applications to consumers or service providers within the cable, digital television and automotive electronics markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market. In these cases, we are not always able to accurately associate revenue with a market.

Today, our products are marketed principally to OEMs and ODMs in the following markets:

•	Cable

Products targeted to this market send and/or receive cable broadband signals. These products include tuners used in consumer premise equipment (CPE), including high-speed voice and data cable modems, digital cable set-top boxes, and hybrid analog/digital cable set-top boxes; upconverter modules and chipsets used in headend modulators; and RF amplifiers used to send and receive signals between the cable headend and CPE. In this market, performance and overall solution cost are key factors in competing for design wins. Design cycles in the cable market can range from a few months to more than one year.

•	Digital Television

Products targeted to this market receive digital terrestrial signals. These products are designed for use in consumer electronics devices such as integrated digital television (IDTV) sets; DTV peripheral devices, such as digital terrestrial set-top converter boxes, satellite receivers that include one or more terrestrial tuners used to receive local high-definition television broadcasts, VCRs, portable DVD players, digital personal video recorders (DVRs) and DVD recorders; mobile televisions and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices. Products targeting these applications require both high performance and competitive overall solution cost. The design cycles for PC/TV are relatively shorter and require very low overall solution cost and low power consumption. Design cycles in the DTV market can range from a few months to more than one year for peripheral devices and from a few months to several months for PC/TV applications.

•	Automotive Electronics

This market includes products targeted for mobile automotive and airline environments, including automobile and airline in-flight entertainment systems. Our automotive electronics products range from components for traditional AM/FM radios (including tuners and in-glass antenna amplifiers) to components for emerging entertainment applications, including in-car television, in-flight video, digital radio, including digital audio broadcast, and HD radio™. Both performance and overall solution cost are key competitive factors in this market. Design cycles in the automotive market are generally very long and can range from two to three years.

Business Strategy

Our goal is to be the leading supplier of RF tuner technology in our target markets. Key elements of our strategy to accomplish our goal include:

•	Focusing on RF tuner technology and products where we believe our experience, expertise and patent portfolio provide strategic and competitive advantages.

•	Leveraging our RF systems and support expertise to help our customers design superior performing and cost effective applications and devices.

•	Leveraging our core technologies and experience in real-world terrestrial environments to provide silicon solutions for evolving markets, including the digital and PC/TV multimedia markets.

•	Protecting or increasing our opportunities through expanded relationships with existing or new key partners.

•	Continuing to grow revenues and profits in the cable market through innovative product introductions and market share increases.

•	Investing in new products to target the significant long-term opportunities in the digital television market and target short-term opportunities in DTV peripheral devices to grow revenues and profits.

•

Combining our RF IC and systems expertise and established products to expand our presence in the automotive electronics market as this market transitions from modules to highly integrated RF IC solutions.

Organization

To implement our strategy effectively, our systems engineering and marketing teams are organized into two specialties: automotive and broadband electronics, which includes the cable and DTV markets. Our IC design, product and test engineering, mechanical design, quality, marketing communications, investor relations, sales, finance and accounting, information technology, legal, operations and human resources teams are generally centralized to achieve operational efficiencies.

Markets

The worldwide reliance on the internet; the transition from analog to digital transmission standards for both cable and terrestrial television; the greater use of broadband, mobile and wireless communications; and the growing interrelation of televisions, personal computers, cable communications and the internet, coupled with an end-user desire for mobility, have fostered dramatic changes in business and consumer electronics, broadband communications and automotive electronics. These drivers have propelled the development of new classes of products and new forms of entertainment and information, based on innovative technologies that deliver better, faster and improved communications.

•	Cable

According to an In-Stat study, total worldwide cable subscribers are projected to reach 400 million by 2008. During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of digital voice, data and video services, including digital and high-definition formats and DVR functionality. In-Stat predicts that of the 400 million projected total worldwide cable subscribers, nearly 100 million subscribers will be subscribing to digital video service by 2008.

In order to support these new services, cable service providers continue to invest in new technology and infrastructure, to upgrade their networks to 1 GHz to deliver consumers more channels; digital and HDTV programming; high-speed data communications; home networking; and two-way interactive services, including digital telecommunications and on-demand services. As a part of this upgrade, cable service providers continue to deploy new classes of digital consumer equipment that allow users to access a range of enhanced services such as:

•

Modems: Cable modems and Embedded Multimedia Terminal Adapters (EMTAs) can be stand-alone devices or integrated into set-top boxes. Cable modems enable high-speed internet service via two-way cable, while EMTAs enable Voice over Internet Protocol (VoIP) for digital phone service; and

•

Set-top Boxes: Digital interactive set-top boxes, which serve as the home access point for a number of video services, including high-definition (HD), standard-definition (SD) and analog channels and new applications such as DVRs and on-demand services. In some deployments, the digital interactive set-top box is evolving into a ‘home gateway,’ a multifunctional box designed to serve as the distribution ‘hub’ for home networked video, voice and/or data services.

The cable industry’s adoption of industry standards, such as CableLabs® standards for DOCSIS® (cable modems) and PacketCable™ (EMTAs), as well as support for complementary standards, such as OpenCable™ (digital set-top boxes) and CableHome™ (home networking), has served as an additional catalyst to fuel the deployment of enhanced broadband services. These maturing standards are designed to ensure interoperability between different manufacturers’ customer premise equipment and cable infrastructure (headend) equipment products. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can operate efficiently and harmoniously in cable environments.

We provide tuners and amplifiers for cable modems, EMTAs and set-top boxes, which support the two-way transmission of data to and from the consumer and the cable operator’s headend. Multiple tuners are increasingly implemented in cable set-top boxes to support simultaneous viewing of one channel while recording a second channel using a DVR, on-demand services and internet access.

Historically, we have seen the demand for our products in the cable market follow a seasonal pattern, with the highest demand occurring during our fiscal second quarter and the lowest demand occurring during our fiscal fourth quarter resulting in a sequential decrease in net revenue from our fiscal third quarter. This seasonal pattern has also influenced our total net revenue since our net revenue from the cable market has historically represented the majority of our total net revenue.

•	Digital Television

Television and Peripherals

The worldwide transition to digital technologies represents a massive technology transformation. According to In-Stat, global DTV unit shipments are expected to grow from 68 million units in 2006 to over 144 million units by 2011. As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail than that provided by an analog channel, or to provide multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and audio to packetized internet data, can be broadcast using digital transmission.

The definition of terrestrial ‘digital television’ is determined by standards adopted by various countries: the Advanced Television Systems Committee (ATSC) standard is deployed primarily in North America and the Digital Video Broadcast—Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world. The Digital Video Broadcast—Handheld standard (DVB-H), targeted for mobile handheld devices, is expected to be implemented in Europe and other parts of the world. Japan, and more recently Brazil, have decided to adopt the Integrated Services Digital Broadcast—Terrestrial (ISDB-T) standard for digital terrestrial broadcast. In 2006, China also selected its own digital terrestrial standard, Digital Multimedia Broadcast—Terrestrial/Handheld (DMB-T/H), in advance of the 2008 Beijing Olympics.

To receive digital television or other digital services, consumers require new kinds of products. Manufacturers have developed and continue to develop products with different feature combinations and options to determine what consumers will buy. These new digital television products include high-definition television (HDTV) sets; widescreen flat panel display television sets, liquid crystal display (LCD) and plasma display technologies and widescreen rear projection display television sets incorporating, for example, digital light processing (DLP®) technology; digital set-top boxes that decode digital signals for display on analog television sets; DVRs; mobile phones; notebook PCs and other portable handheld devices capable of receiving broadcast digital television; and other television peripherals.

Driven by government mandates, terrestrial digital video transmission has already begun in a number of countries, including the United States, Australia, China, France, Germany, Italy, Japan, Russia and the United Kingdom, and the demand for digital television sets and related peripheral products is beginning to grow. We estimate that over 20 million DVB-T or multi-standard tuners were shipped in 2006 to manufacturers of set-top boxes and integrated digital television sets, not only to Western European countries such as the United Kingdom, Italy, Germany and France, but also to emerging DVB-T markets such as Russia and Australia. We expect this number to grow significantly as additional countries begin services using the DVB-T standard and as DVB-T tuners begin to become a standard feature for some television sets.

In the United States, actions by the Federal Communications Commission (FCC), backed by Congress and supported by industry organizations, are driving the transition to digital television technology. The FCC now requires the inclusion of digital tuners in virtually all devices that include a television tuner, including not only television sets, but also VCRs and DVD players.

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

In early 2006, federal legislation was enacted that requires the termination of analog terrestrial (off-air) signals in the United States by February 17, 2009 (for “full power” analog transmitters). To ensure that all households can receive digital off-air television, this law also includes a provision to subsidize the cost of digital-to-analog converter set-top boxes that decode digital signals for display on analog televisions for those who have analog televisions receiving off-air broadcast signals or those who might otherwise not be able to afford to purchase a new digital television. The National Telecommunications and Information Administration (NTIA) is the agency of the U.S. Department of Commerce that is charged with overseeing the $1 billion coupon-eligible converter box program (CECB). Starting January 1, 2008, all U.S. households will be eligible to request up to two coupons, worth $40 each, to be used toward the purchase of up to two digital-to-analog converter boxes that have been certified by the NTIA to include specific features and meet certain performance specifications. The law and FCC mandates are expected to significantly impact the deployment of digital television products in coming years.

Consumers’ desire to combine big-screen televisions with high-definition video and full surround sound audio systems has also been a key factor in driving sales of digital television products. Leichtman Research Group, Inc. found that approximately one-quarter of households in the United States have at least one television set capable of receiving high definition programming—essentially double the market penetration of HDTV of two years ago. Leichtman Research Group forecasts that over 85 million US households will have at least one HDTV by the end of 2012.

We provide tuners and amplifiers used for the RF tuning and reception of signals for digital television products.

PC/TV Multimedia Entertainment

The advent of digital broadcast television is expected to be an important factor in the market for a new class of PC/TV products, the multimedia PC. These personal entertainment PCs converge personal computing with high-grade audio-visual capabilities, combining the functionality of a PC, HDTV, DVR, DVD recorder and CD player in a versatile platform. PC/TV tuners are emerging as essential components in these computers, including portable and desktop models. By 2010, In-Stat/MDR expects worldwide annual shipments of PC/TV tuners to exceed 50 million units.

We provide tuners used for the RF tuning and reception of signals for multimedia PC products. Our tuner products for PC/TV can currently be found in PC/TV add-on cards and USB sticks.

Mobile Television

The convergence of consumer applications on mobile devices has stimulated the emergence of a new class of mobile, battery-powered devices, including mobile phones, that can deliver digital broadcast services for entertainment, information and communication while “on the go.”

Many of the technical, commercial and standards issues for the delivery of mobile television broadcasts have already been addressed. Standards such as DVB-H, single segment ISDB-T, T-DMB and DMB-T/H have been specified and approved by standards bodies to support the mobile broadcast digital television model. Other protocols, such as MediaFLO™, have been developed to compete with these standards for the delivery of mobile television broadcasts. Although commercial mobile television services have been launched with these standards, significant consumer acceptance has yet to occur. Mobile devices have unique requirements in terms of power-consumption, screen size and mobility. The expansion of the mobile television market will depend largely on the collaborative efforts of mobile phone manufacturers, network owners, content providers, broadcasters and semiconductor suppliers.

We provide very low-power tuners for the RF tuning and reception of signals for DVB-H-based mobile digital television products.

•	Automotive Electronics

Technology convergence and integration is beginning to impact the automotive and airline industries. In the automotive electronics market, for example, low-cost communications, navigation, information and entertainment technologies are combining with traditional in-car display and audio systems to create new applications and potential new markets for in-car systems. Driven by consumer demand, new applications are rapidly evolving beyond the conventional car audio system to include digital sound systems, digital radio, such as digital audio broadcast and HD radio™ and a suite of applications that allow passengers to watch digital television and video and play interactive games. These newer applications are expected to gain greater consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology.

Currently, the majority of our products sold into the automotive electronics market are utilized in car televisions and AM/FM radios, primarily for European end markets. Demand for car television and newer digital radio is expected to grow rapidly as automakers begin offering a range of systems in more vehicles, moving from luxury cars into mid-priced models.

Data delivered via RF communications is integral to these emerging automotive electronics applications, and we provide enabling technology, including AM/FM tuners, digital radio front-ends, antenna amplifiers, and in-car television tuners, which are incorporated into automotive electronics subsystems to support these applications. Currently, we are supplying module-based tuner products for radio applications, both silicon and module-based tuner products in-car video applications, and both silicon and module amplifiers for antenna amplifier applications. We are also currently developing silicon products for the automotive electronics market, although we expect the transition to silicon products within the automotive electronics market to take several years.

Products

The applications or devices associated with the cable, digital television and automotive electronics markets require high levels of RF performance, power efficiency, functionality and integration, which must all be delivered with a low overall solution cost. Our products are engineered to address the complex, high-performance RF requirements of broadband transmission and reception.

We classify our products into two types: integrated circuit products or ICs (also referred to as “silicon”) and subsystem-level RF solutions (called “modules”).

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

Our subsystem-level products, called modules, are RF solutions consisting of tuner and/or transmit/receive functions that are pre-assembled into tested, production-ready RF front-ends. Our subsystem solutions are available for multiple applications, including analog and digital car radio, analog and digital car television, in-flight entertainment, antenna amplifiers and headend upconverters.

Some of our subsystem-level products contain our own IC components, which we believe provides a competitive advantage through high levels of functional integration. Our modules are pre-configured and pre-tested for ready placement on motherboards, printed circuit boards or chassis.

See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of net revenue by product type.

Technology, Intellectual Property and Research and Development

We were founded in 1996 on a commitment to RF IC innovation. We have an established track record of introducing advanced products, based on our pioneering RF IC technology, that address emerging markets and serve customers in existing markets.

As of December 31, 2007, we had 117 technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team, comprised of RF, analog and digital IC, systems, and product and test engineers and technicians, enables us to produce differentiated RF IC and subsystem module solutions for applications in our targeted markets. Team members are located in our design centers in Plano, Texas; Plantation, Florida; Boulder, Colorado and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio, which is of vital importance to our business as many of our competitors are larger, more diversified companies with substantially greater financial resources. Our ability to protect our proprietary innovations from exploitation by our competitors is crucial to our future success. We have in the past and will continue to vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold 76 issued United States utility patents and have more than 30 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

See Part IV, Item 15., “Exhibits, Financial Statement Schedules” for our patent license agreement with Broadcom Corporation.

Our research and development expenses were $23.7 million, $21.4 million and $16.5 million for 2007, 2006 and 2005, respectively. Of these amounts, stock-based compensation expense comprised $2.4 million, $2.6 million and $0.5 million, respectively. We sponsor substantially all of our research and development activities. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development expenses.

Sales and Marketing

As of December 31, 2007, our worldwide sales organization consisted of over 30 employees with offices located throughout the United States: Plano, Texas; Huntsville, Alabama; Duluth, Georgia; Naperville, Illinois; Campbell, California; Irvine, California and Raleigh, North Carolina, and in regional centers around the world: Ingolstadt, Germany; Taipei, Taiwan; Tokyo, Japan; Shenzhen, China; Seoul, South Korea and West Yorkshire, United Kingdom. Our sales organization consists of technical sales, service and customer support professionals and includes a field application engineering staff that is involved with customers during various phases of design and production. The field applications engineering function, located throughout our worldwide sales offices, is a critical element in achieving customer design wins. We also provide customers with application engineering support from our Plano and Ingolstadt systems engineering personnel.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We sell our products directly to our customers and via a network of distributors and independent sales representatives located around the world.

Historically, revenues from international markets have represented the majority of our total revenues. See Item 1A., “Risk Factors” for a description of this risk and other risks. See Note 13, “Geographic Information and Significant Customers” to the Notes to Consolidated Financial Statements for a discussion of financial information by geographic area.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Industry fluctuations in the supply and demand balance for component parts result in frequent and potentially significant changes in the lead times provided by our customers when placing purchase orders. Although our backlog at the beginning of a quarter represents a significant portion of the net revenue we anticipate for that quarter, we do not believe that backlog is a reliable indicator of future revenue levels because our significant customers may cancel or reschedule orders upon relatively short notice.

Customers

We market and sell our ICs and subsystem module solutions directly to OEMs, ODMs and their suppliers who sell devices or applications to consumers, other OEMs or service providers (cable) within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; PC/TV multimedia products; and mobile televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to OEMs and ODMs. We engage with customers at multiple levels within their organizations; provide design and systems services and applications engineering support; and align our product roadmaps to meet their product requirements.

We supplied our IC and module products to more than 60 customers worldwide during the year ended December 31, 2007, including the following:

Cable: Advanced Digital Broadcast, Asustek Computer (primarily for the benefit of ARRIS), Cisco, Hitron, Humax, Motorola, Pace, and Samsung.

Digital Television: AMD, Hauppauge, Pace, TiVo and Toshiba.

Automotive Electronics: Delphi Delco Electronics (formerly Fuba), Harman Becker Automotive Systems, Hirschmann Car Communications, Lear, Magnetti Marelli, Panasonic, Pilkington, Rockwell Collins and Thales.

See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of net revenue from significant customers, including our dependence on the revenue from Cisco and ARRIS which together accounted for 50% of our net revenue in 2007.

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

We have established relations with IC wafer foundries, IBM, Jazz Semiconductor and X-FAB, to help ensure our future demands are in line with their manufacturing technology roadmaps and capacities. These foundries offer a mature BiCMOS production process. In addition, IBM and Jazz Semiconductor offer advanced silicon germanium (SiGe) process technology. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. See Item 1A., “Risk Factors” for a description of risks associated with reliance upon third-party suppliers.

We use Amkor in South Korea and in the Philippines and ASE in South Korea for IC packaging and final test. We use Criteria Labs in Austin, Texas for wafer probe and in Penrose, Colorado for tape and reel packaging. We also use ISE in Austin, Texas for wafer probe. We also perform RF testing at our facility in Plano, Texas. Our reliance on these subcontractors and on certain third-party test equipment manufacturers involves risks such as reduced control over delivery schedules, quality assurance and other related costs. See Item 1A., “Risk Factors.”

During 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. See Note 2, “Subsystem Module Manufacturing Partner,” to the Notes to Consolidated Financial Statements. We are exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. See Item 1A., “Risk Factors.” We also use Katek in Germany to build a small portion of our RF Module products.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated customer demand for our products. See Item 1A., “Risk Factors.”

Competition

The semiconductor industry, in general, and the markets in which we compete, in particular, are intensely competitive and are characterized by rapid technological change, increasing degrees of component integration, evolving industry standards and price erosion. Many of our competitors are larger, more diversified companies with substantially greater financial resources. Some of our competitors are also customers who have internal IC and RF subsystems design and manufacturing capability. We also compete with smaller, emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products or product capabilities that we offer. We expect competition to continue to intensify as current competitors expand their product offerings and new competitors enter our markets.

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

We believe our competitive strengths include the expertise of our IC design and application and systems engineering support personnel, our adaptability and flexibility in meeting our customers’ requirements, our ability to consistently deliver products in the quantities and in the time frames requested by our customers and the high performance levels, conformity to industry standards and differentiating features of our products. We believe our principal competitive weakness is our limited product portfolio. Competitors with a broader product portfolio, for example, are able to bundle their products and provide more aggressive pricing to prospective customers.

Cable

Our major RF tuner competitors in the cable market include Alps, Anadigics, Broadcom, Entropic, LG Innotek, NXP Semiconductors, Panasonic, Samsung Electro-Mechanics, Thomson, and Xuguang.

Digital Television

Our major RF tuner competitors in the digital television market include Alps, Broadcom, DiBcom, Entropic, Freescale, Infineon, Intel, Maxlinear, Murata, NXP Semiconductors, Qingjia, Quantek and Xceive, as well as the captive tuner divisions of all the major consumer brands, including Konka, LG, Panasonic, Samsung Electro-Mechanics, Sanyo, Sharp, Sony, Toshiba and TTE.

Automotive Electronics

Tuner competitors in the automotive electronics market include Alps, Mitsumi, NXP Semiconductors, Panasonic and Sanshin.

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

Beginning in July 2006, our product shipments into certain regions of the world were required to conform to the European Union’s directive for the restriction of certain hazardous substances (RoHS) in electrical and electronic equipment. We currently have RoHS-compliant versions of our silicon products and we are in the process of altering our applicable subsystem module solutions to also be RoHS-compliant. See Item 1A., “Risk Factors.”

Employees

As of December 31, 2007, we had a total of 206 employees worldwide, including 133 in research and development, 38 in sales and marketing and 35 in operations, finance and administration. Of these employees, 128 were located in the United States.

ITEM 1A.	RISK FACTORS.

Our success depends on the growth of the cable, digital television and automotive electronics markets generally, the demand for RF products within these markets specifically and the success of our customers.

We derive a substantial portion of our revenue from sales of RF products into cable, digital television and automotive electronics applications or devices within the cable, digital television and automotive electronics markets. These markets are characterized by:

•	intense competition;

•	rapid technological change;

•	long design cycles; and

•	short product life cycles, especially in the PC and consumer electronics markets.

The cable, digital television and automotive electronics markets may not grow in the future as anticipated or a significant market slowdown may occur. Further, demand for applications or devices that include our products or are targeted by our products, in particular, cable set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; PC/TV multimedia products and mobile televisions may not grow at a rate sufficient for us to sustain profitability, or our customers’ market share may decline, even though demand in general is high, which would also adversely affect our financial results. In addition, since the mobile television market segment is a new market, and its development is subject to many contingencies and unknowns, it may develop much slower than currently expected or it may not develop at all. Because of the intense competition in the cable, digital television and automotive electronics markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our RF products. In addition, the cable, digital television and automotive electronics markets are transitioning from analog to digital standards, as well as expanding to new services, such as interactive television, portable or mobile television and on-demand services. The future growth of our RF product markets is dependent upon market acceptance of our customers’ applications and devices that incorporate our RF technology and address the cable, digital television and automotive electronics markets, and we cannot assure you that our customers’ products and consequently, our underlying RF technology, will be accepted by any of the end customers in these markets. If the demand for our RF products is not as great as we expect, if we are unable to produce competitive products to meet that demand or if we are otherwise unable to capitalize on market opportunities, we may not be able to generate revenue growth or profitability.

We depend on several significant customers for a substantial portion of our revenue. If we lose business from a significant customer, or if any of our significant customers lose market share in the markets in which they compete, our results would be significantly adversely affected.

We have historically derived a substantial portion of our revenue from sales to a relatively small number of significant customers and we expect this trend to continue. The loss of any significant customer would significantly harm our revenue. Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2007	2006	2005
Cisco/Scientific-Atlanta (a Cisco company) (1) (3)	32%	23%	22%
Asustek Computer (2)	18%	17%	18%
Ten largest customers (3)	82%	76%	74%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was insignificant during 2006 and 2005.
(2)	Primarily for the benefit of ARRIS.
(3)	Includes respective manufacturing subcontractors.

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

We believe that our future results of operations will continue to depend on the success of our significant customers, on our ability to sell existing and new products to these customers in significant quantities and without significant price erosion and on our ability to diversify our customer base. To attract new customers or retain existing customers, we may offer certain customers very attractive prices on our products, which could impact our overall pricing strategy. In that event, our average selling prices and gross margins would decline. The loss of a significant customer, a reduction in sales to any significant customer or a significant decrease in our sales prices made to retain a significant customer would harm our revenue and consequently our results of operations and financial condition.

We generate the majority of our net revenue and income from the cable market. Market specific risks affecting the cable market could result in decreased net revenue and income.

We face significant competition from other module and silicon tuner suppliers as we compete for business with certain key set-top box and high-speed cable modem manufacturers. Protecting our share of this market and our ability to capture future growth opportunities in this market will depend on our ability to develop products that anticipate the needs of our customers, develop products in the timeframes required by our customers, and develop products at a cost that is attractive to our customers. If we are not successful, we may lose share in this market, or potentially lose a significant customer, which would have a material adverse effect on our financial condition and results of operations.

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

Cable service providers are facing significant competition from communications carriers (including, in many cases, traditional telecommunications companies) and satellite service providers as they compete for customers in terms of video, voice and data services. We are also dependent on the ability of the cable service providers to effectively compete against communications carriers and satellite service providers. If the cable service providers do not successfully compete, they may lose market share, which would have a material adverse effect on our financial condition and results of operations.

Market-specific risks affecting the integrated digital television, PC/TV and television peripheral market segments of the digital television market could impair our ability to compete successfully in that market.

The market for digital television applications in integrated digital televisions, PC/TVs and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting these market segments include:

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will continue to be used by OEMs and will be viewed as more attractive by our current and potential customers, including the use by our potential customers of “captive” module tuner suppliers due to more favorable economic terms;

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that the PC/TV market will not be as large as anticipated or our share in the market will be lower than anticipated;

•	the risk that tuner performance requirements for the PC/TV market are less stringent and thereby increase the competitive element in this market;

•	the risk that the suppliers of module tuners who currently sell tuners to television manufacturers that we are currently targeting with our silicon tuner may lower their prices, including to levels below their cost, in order to protect their existing relationships, thereby making our tuner uncompetitive from a customer cost perspective;

•	the risk that we will be unable to develop silicon tuners that meet the performance requirements of our customers;

•	risks related to systems integration and other risks, including the timing of open design windows, inherent in the highly complex design-in process of the products designed to address this market;

•	the risk that we will not be able to finalize the highly complex design-in process for a particular customer application during the narrow customer design window;

•	the risk that module products implementing our silicon tuners will not be selected by potential end customers due to the economics of the entire module solution where other components are unattractively priced;

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs;

•	the risk that an influx of entrants into the digital television market due to the transition to all digital broadcasts will accelerate average selling price erosion; and

•	the risk that multi-standard, poly-band, universal television tuners will be preferred by digital television manufacturers and our multi-standard, poly-band, universal television tuners may not meet performance expectations or be available in the necessary timeframe.

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

In anticipation of the planned termination of analog terrestrial (off-air) television broadcasts in the United States in February 2009 (for “full power” analog transmitters) and the transition to digital terrestrial television broadcasts, the federal government has recently launched a program to subsidize the purchase of digital to analog converter boxes by consumers who wish to continue to watch television on their legacy analog televisions, which do not have a digital tuner and therefore would be otherwise unable to receive digital terrestrial television broadcast signals without a separate converter box that converts the digital signals to analog signals. This market is characterized by various market risks described above for the digital television market generally and market specific risks for the CECB market segment described immediately below, any of which may adversely affect our ability to compete effectively in the CECB market segment:

•	the risk that we may not be able to achieve early, significant market share and given the short duration of the CECB market segment (January 1, 2008 through June 30, 2009), there may not be significant design-in opportunities after the initial tuner component selections to later increase market share;

•	the risk that the CECB market segment will not be as large as anticipated;

•	the risk that the minimum RF performance levels required for set-top converter box performance to qualify for government subsidies will be relaxed or eliminated, or will, by virtue of the fact that adherence to the A/74 guidelines is partially self-policing and a function of the performance of other non-tuner parts, be ineffective and thereby allow suppliers with non-compliant tuners to realize significant market share in this segment; and

•	the risk that our tuner may not be deemed compliant with the A/74 guidelines, which would significantly diminish or eliminate our ability to participate in this opportunity.

We operate in an intensely competitive business and many of our competitors have significantly greater resources and operating flexibility, which allow them to compete effectively against us in existing markets and may affect our ability to enter or effectively compete in new markets.

The markets in which we compete are intensely competitive and are characterized by rapid technological changes, increasing degrees of component integration, evolving industry standards and price erosion. We cannot assure you that we will be able to compete successfully against current or new competitors. This competition has resulted and may continue to result in declining average selling prices for our RF products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable, digital television and automotive electronics markets. In most cases we compete directly against system module solutions or against other integrated circuit module substitute products similar to our own. In some cases our product is used inside a system module, in which case we compete against a large number of IC solutions providing various levels of integration. Companies providing system module solutions against whom we compete include captive and non-captive module suppliers such as Alps, LG Innotek, Konka, Murata, Mitsumi, NXP Semiconductors, Panasonic, Qingjia, Samsung Electro-Mechanics, Sanshin, Sanyo, Sharp, Sony, Thomson, Toshiba, TTE and Xuguang. Integrated circuit companies against whom we compete for designs within system modules or compete for discrete designs intended to replace system modules include Anadigics, Broadcom, DiBcom, Entropic, Freescale, Infineon, Intel, Maxlinear, NXP Semiconductors, Quantek and Xceive. Average selling prices for products offered by competitor tuner module manufacturers continue to erode substantially, causing our silicon product offerings to be less attractive to potential customers and further limiting our design win opportunities, especially in the digital television market.

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

Our RF products are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, we have relied on informal strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to our mutual end customers. Although we work in concert with our third-party demodulator partners to complete highly functional reference designs, we have no control over our partners’ future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator partner to continue to support our products. Likewise, our ability to acquire new customers is highly dependent on the cooperation of third-party demodulator manufacturers. If such third-party manufacturers decide to partner with our competitors or to provide their own tuner solution, we would effectively be prevented from selling our products to potential new customers. This risk is especially present in the mobile television market segment, where there are currently few demodulator partners and many tuner competitors. Furthermore, our dependence on these third-party demodulator manufacturers often limits the strategic direction of the company. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our current principal demodulator partners are Texas Instruments in the cable modem market and ST Microelectronics in the cable set-top box market.

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

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets; our ability to introduce these new products in a cost-effective and timely manner; and our ability to meet customer specifications and convince leading manufacturers to select these new products for design into their new products. Developing new products and improving our existing products requires substantial continuing investments of engineering resources. We have often encountered and continue to encounter difficulties attracting and retaining the highly sophisticated engineering personnel required to timely develop our products and meet our customers’ design windows. In addition, the development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Our efforts to address the mobile television market segment, in particular, will depend on our ability to co-develop certain integrated products with certain partners. These co-development efforts involve inherently higher development risk and because they involve third-parties, they provide us with less control over the development effort. In addition, some of our past research and development efforts have failed. For example, our Bluetooth® products never gained wide market acceptance. Successful product development depends on a number of factors, including:

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

Some of our agreements with our customers contain “line down” clauses, product liability clauses and/or intellectual property warranty and indemnification clauses.

We are currently subject to “line down” clauses in agreements with certain customers. Such clauses require us to pay financial penalties if our failure to supply products in a timely manner causes the customer to slow down or stop their production. Such penalties could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations. We are also subject to product liability clauses and/or intellectual property warranty and indemnification clauses in some of our customer agreements, and where we do not have agreements, we are subject to such default provisions in the relevant jurisdiction’s embodiment of the Uniform Commercial Code. Such clauses and warranties require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third-party’s intellectual property. Such penalties or obligations could be large and, if incurred, could have a material adverse effect on our financial condition and results of operations.

Our inability to maintain or grow revenue from international sales could harm our financial results.

Net revenue from outside of North America was 64%, 66% and 66% for 2007, 2006 and 2005, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products which could have a material adverse effect on our financial condition and results of operations.

A majority of our revenues have historically come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

Historically, revenues from international markets have represented the majority of our total net revenue. We expect net revenue from international markets to continue to represent the majority of our total net revenue for the foreseeable future. International business activities involve certain risks, including:

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

As part of our routine business, we extend credit to customers purchasing our products. At December 31, 2007, approximately 57% of our net accounts receivable was due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

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

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM, Jazz Semiconductor and X-FAB, outside subcontractors, to produce most of our RF integrated circuit products. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period or in any specific quantity, except as set forth in a particular purchase order. Our requirements, generally, represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were unable or unwilling to continue manufacturing our integrated circuits, our business would be materially adversely affected. In such an event, we would be required to identify and qualify substitute subcontractors, which would be time consuming and difficult, and may result in unforeseen manufacturing and operational problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM, Jazz Semiconductor and X-FAB. In addition, the processing of our IC products is specific to the manufacturing processes of a given supplier and substantial lead-time would be required to move the specific product to another supplier, if it were possible at all. Although we have begun using Jazz Semiconductor as an alternate source for certain of our IC products, there can be no assurance that the establishment of an alternate manufacturing source would successfully mitigate the risks identified above.

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

The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future. For example, during 2007, our common stock traded at prices as low as $4.06 and as high as $6.88 per share. Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

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

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, the foreign currency exchange gain was $0.3 million in 2007. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

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

In addition, future acquisitions or investments may require us to materially reduce our cash reserves, issue additional equity, which would be dilutive to our stockholders, or to incur debt. We cannot assure you that any acquisition or joint venture will be successfully integrated with our operations and the failure to avoid these or other risks associated with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

Our Quality Certifications are subject to periodic re-evaluation.

Our design facility located in Ingolstadt, Germany is currently ISO-9001:2000 and ISO-14001 certified. These certifications and others are subject to recertification on a periodic basis. If we are unable to obtain any such recertification, it could have a material adverse effect on our business.

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

Our international operations, including our operations in Germany, Japan, Taiwan, China, South Korea and the United Kingdom, the operations of our international suppliers and our overall financial results may be adversely affected by events that occur in or otherwise affect these countries.

We currently have facilities and suppliers located outside of the United States, including research and development operations in Germany and sales offices in Japan, Taiwan, China, South Korea and England. Other than IBM, Jazz Semiconductor, ISE and Criteria Labs, substantially all of our suppliers are located outside the United States, and substantially all of our products are manufactured outside the United States. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in the Philippines could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the United States, imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and South Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

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

Additionally, we may have to explore the possibility of opening design centers in locations where attractive candidates prefer to live. We opened a design center in Plantation, Florida in February 2006 and in Boulder, Colorado in September 2006 in order to acquire additional engineering talent. To the extent we pursue the strategy of opening additional remote locations, our cost structure may increase at a higher rate than if attractive candidates were employed at existing facilities.

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

Those provisions include:

•	a provision authorizing the issuance of “blank check” preferred stock;

•	a provision prohibiting cumulative voting in the election of directors;

•	a provision limiting the persons who may call special meetings of the Board of Directors or the stockholders;

•	a provision prohibiting stockholder action by written consent;

•	a provision establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	a provision establishing super-majority voting requirements in some instances; and

•	a provision providing rights to purchase fractional shares of preferred stock to our existing stockholders in the event of certain acquisition attempts.

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

The matters relating to the investigation by the Audit Committee of our Board of Directors into our stock option granting practices and the restatement of our consolidated financial statements has resulted in derivative litigation and a formal investigation by the United States Securities and Exchange Commission and may result in future litigation and governmental inquiries which could harm our financial condition and results of operations.

On July 27, 2006, we announced that the Audit Committee of our Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option granting practices covering the time from our initial public offering in August 2000 through June 2006.

On November 1, 2006, the Audit Committee announced that it had concluded that the actual accounting measurement dates for certain past stock option grants differed from the accounting measurement dates previously used in accounting for such grants. Because, in certain cases, the prices on the previously used measurement dates were lower than the prices on the actual measurement dates, we determined that we should have recognized material amounts of stock-based compensation expense in connection with these transactions. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as well as the unaudited interim financial statements for the first quarter ended March 31, 2006, should no longer be relied upon because these financial statements contained misstatements and would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on November 1, 2006.

On January 22, 2007 we filed with the SEC certain restated financial statements for the years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005, as well as unaudited interim financial statements for the quarter ended March 31, 2006.

We voluntarily contacted the SEC in July 2006 regarding the Audit Committee’s independent investigation into our stock option granting practices, and representatives of the Audit Committee met with the SEC in February 2007 and again in July 2007 to discuss the findings of the Audit Committee’s investigation. On July 6, 2007, we learned that the SEC’s investigation into our stock option granting practices had become formal in April 2007. We also have voluntarily provided documents to the SEC during all phases of its inquiry. We have fully cooperated and will continue to fully cooperate with the SEC in its investigation of these matters.

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas—Sherman Division against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by Microtune. All defendants, including Microtune, have filed motions to dismiss the complaint. Briefing on the motions was completed in June 2007, and we are awaiting a ruling from the court. The court has stayed discovery while the motions to dismiss are pending.

The SEC investigation of our historical stock option granting practices and the derivative litigation described above have required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

We cannot assure you that the pending derivative litigation, SEC investigation or any future litigation or governmental action will result in the same conclusions reached by the Audit Committee. While we believe that we have made appropriate judgments in determining the correct accounting measurement dates for stock option grants, the SEC may disagree with our accounting measurement date determinations and also may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grant accounting measurement date errors, and there is a risk that the SEC investigation could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and the delisting of our common stock from The NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us or our current officers and directors which could harm our business, financial condition, results of operations and cash flows. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On July 30, 2007, we received a letter demanding on behalf of a purported Microtune stockholder that we prosecute a claim against certain of Microtune’s IPO underwriters in addition to certain officers and directors for alleged violations of Section 16(b) of the Exchange Act, which prohibits short-swing trading. The purported stockholder failed to give us sufficient information to adequately consider the demand and failed to verify her status as a Microtune stockholder. We believe that this demand is related to the IPO securities litigation described above.

On October 9, 2007, this same purported Microtune stockholder filed Vanessa Simmonds v. The Goldman Sachs Group, Inc., JP Morgan Chase & Co. and Microtune, Inc. Microtune was named as a nominal defendant in this action, which is styled as a “Complaint for Recovery of Short-Swing Profits under Section 16(b) of the Securities Exchange Act of 1934.” No damages are alleged against or sought from Microtune. The suit was filed in the United States District Court for the Western District of Washington at Seattle.

Stockholder Derivative Litigation

As described above, on January 31, 2007, a purported stockholder derivative lawsuit was filed against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, and other claims related to certain prior grants of stock options by the Company.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters and principal IC design center is located in Plano, Texas. Our Plano location includes administrative, finance, operations, research and development and sales and marketing functions and consists of approximately 44,000 square feet. In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. We have other sales offices and design centers in the United States and other international locations. Our lease in Germany, where we lease approximately 35,000 square feet for our research and development facility, includes an option to purchase the facility during certain time periods during the lease. The lease has a twenty-two year term, which began in December 1999. In February 2006, we opened a design center in Plantation, Florida and in September 2006, we opened a design center in Boulder, Colorado. We also have sales and technical support offices in Huntsville, Alabama; Campbell, California; Irvine, California; Duluth, Georgia; Naperville, Illinois; Raleigh, North Carolina; Tokyo, Japan; Taipei, Taiwan; Shenzhen, China and Seoul, South Korea. We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed.

Our future cash commitments are primarily for long-term facility leases. See Note 10, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth under Note 10, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements, included in Item 8., “Financial Statements and Supplementary Data,” is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see Item 1A., “Risk Factors”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The NASDAQ Global Market under the symbol “TUNE.” The following table shows the range of quarterly high and low sales prices from January 1, 2006 through December 31, 2007. On February 22, 2008, the closing price of our common stock was $5.30 as quoted on The NASDAQ Global Market.

	Years Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$5.39	$4.06	$6.01	$4.15
Second Quarter	$5.50	$4.07	$7.19	$5.08
Third Quarter	$6.25	$4.87	$6.38	$4.84
Fourth Quarter	$6.88	$5.01	$5.64	$4.37

We believe factors such as quarterly fluctuations in results of operations; announcements by us, our competitors or our customers; technological innovations; new product introductions; governmental regulations; litigation or changes in earnings estimates by analysts may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, the stock prices of many technology companies fluctuate widely for reasons that may be unrelated to their operating results. The broad market and industry fluctuations may also adversely affect the market price of our common stock.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from December 31, 2002 through December 31, 2007, with the Nasdaq Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Microtune’s common stock and in the above indices on December 31, 2002. We were delisted from The NASDAQ National Market effective July 7, 2003. From July 8, 2003 to April 25, 2004, our shares of common stock were quoted on the “pink sheets,” which generally entailed higher transaction costs for trades and reduced liquidity. Our common stock was relisted for trading on The NASDAQ National Market effective April 26, 2004.

The comparisons in the graph below are based on historical data with our common stock prices based on the closing sales price on the dates indicated and are not intended to forecast the possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

as of December 2007

Assumes Initial Investment of $100

Stockholders

As of February 22, 2008, there were 54,202,901 shares of our common stock outstanding held by 192 holders of record.

Dividends

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

For information regarding stock-based compensation awards outstanding and available for future grants, see Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” For additional information on our stock incentive plans and activity, see Note 11, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements, included in Item 8., “Financial Statements and Supplementary Data.”

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. and with the other financial data included elsewhere in this report. The comparability of the information presented below is affected by a variety of factors, including acquisitions and dispositions of businesses and restructuring costs. To better understand the information in the table, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7., and “Financial Statements and Supplementary Data” in Item 8. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$91,141	$69,232	$56,991	$56,162	$46,193
Gross margin	46,443	34,527	29,661	24,662	9,230
Loss from operations	(2,569)	(9,229)	(4,823)	(20,507)	(56,064)
Net income (loss)	1,144	(5,152)	(2,438)	4,790	(51,523)
Basic and diluted income (loss) per common share (6)	$0.02	$(0.10)	$(0.05)	$0.09	$(1.02)

	December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
Consolidated Balance Sheets Data:
(In thousands)
Cash and cash equivalents	$87,537	$38,010	$5,068	$34,515	$22,637
Short-term investments	—	44,750	77,120	44,460	36,745
Working capital	98,355	91,237	88,494	83,173	59,627
Long-term investments	—	—	—	3,587	14,028
Total assets	117,309	105,602	103,321	104,755	100,659
Total stockholders’ equity	105,224	96,268	94,425	94,483	86,704

(1)	The consolidated statement of operations and balance sheet data for 2007 reflect a $0.8 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.8 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, $6.1 million in stock-based compensation expense, a $1.6 million charge to operating expenses for the fiscal year 2007 incentive compensation program discussed below, $3.1 million in charges to operating expenses related to professional fees incurred in connection with the restatement of our financial statements filed in January 2007, the related ongoing derivative litigation and the related SEC investigation and a $0.6 million charge to income tax expense relating to withholding taxes on certain cross-border transactions. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(2)	The consolidated statement of operations and balance sheet data for 2006 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, $3.3 million in charges to operating expenses related to professional fees incurred in connection with the Audit Committee’s investigation into our stock option granting practices and $5.8 million in stock-based compensation expense. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(3)

The consolidated statement of operations and balance sheet data for 2005 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million benefit to cost of revenue related to replacing Three-Five Systems (TFS) as our RF subsystem module manufacturing partner as described below, a $0.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $0.5 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million charge for various income tax and non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations and a $0.3 million foreign currency loss. See “Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.

(4)	The consolidated statement of operations and balance sheet data for 2004 reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation, a $1.9 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $2.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $1.9 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million benefit for a customs refund, and a $0.7 million foreign currency gain.
(5)	The consolidated statement of operations and balance sheet data for 2003 reflect a $2.7 million charge to cost of revenue for excess inventory related to the manufacturing agreement executed with TFS, a $1.6 million gain on the sale of Microtune Holland Design Center (MHDC), a $1.4 million charge for our former Chairman and CEO’s severance agreement, the write-down of $4.2 million of wireless inventory, and $1.2 million of charges related to the shut down of our wireless business unit.
(6)	See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a description of how the number of shares used to calculate net income (loss) per common share is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

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

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 10%, 18% and 11% of our net revenue from sales made through distributors in 2007, 2006 and 2005, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs ranges generally from approximately $1.80 to $2.50 for volume purchases. The typical selling price of our subsystem module products ranges generally from approximately $6 to $25. In 2008, we expect the average selling price of our products to slightly decrease. More significant decreases, should they occur, could have a material adverse effect on our gross margins, financial condition and results of operations.

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

•

Liquidity and Cash Flows: Our cash flows are primarily driven by our cash operating results and sales and purchases of investments. The primary source of our liquidity is our cash and cash equivalents. From period to period, we experience fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and shares purchased under our employee stock purchase program.

•

Balance Sheet: We view cash and cash equivalents, short-term and long-term investments, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective-transition method. The adoption of SFAS No. 123(R) had a significant negative impact on our operating results in 2007 and 2006 and is expected to have a significant negative impact on future periods. The following table presents the effect on net loss and net loss per share compared with pro forma information as if we had adopted the fair value recognition provisions of SFAS No. 123 for 2005 (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net loss, as reported for prior periods (1)	N/A	N/A	$(2,438)
Add stock compensation expense recorded under the intrinsic value method	N/A	N/A	706
Less stock-based compensation expense computed under the fair value method (2)			(6,146)

Net income (loss), including the effect of stock-based compensation expense (3)	$1,144	$(5,152)	$(7,878)

Basic and diluted net loss per common share, as reported in prior periods (1)	N/A	N/A	$(0.05)

Basic and diluted net income (loss) per common share, including the effect of stock-based compensation expense (3)	$0.02	$(0.10)	$(0.15)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended December 31,
	2007	2006	2005
Net revenue	100%	100%	100%
Cost of revenue	49	50	48

Gross margin	51	50	52
Operating expenses:
Research and development	26	31	29
Selling, general and administrative	28	32	28
Amortization of intangible assets and goodwill	—	—	3

Total operating expenses	54	63	60

Loss from operations	(3)	(13)	(8)
Other income (expense)	5	6	4

Income (loss) before income taxes	2	(7)	(4)
Income tax expense (benefit)	1	—	—

Net income (loss)	1%	(7)%	(4)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Net Revenue

The following table presents a comparison of net revenue from each of our product types for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Change	% Change	Change	% Change
Silicon	$70,932	$53,148	$41,388	$17,784	33.5%	$11,760	28.4%
Modules	19,958	15,686	15,005	4,272	27.2	681	4.5
Other	251	398	598	(147)	(36.9)	(200)	(33.4)

Total	$91,141	$69,232	$56,991	$21,909	31.6%	$12,241	21.5%

The increase in net revenue in 2007 as compared to 2006 was primarily the result of increased shipments of silicon tuner products for the cable market, partially offset by decreased shipments of silicon tuner products for the digital television market, particularly for PC/TV and mobile television, and decreased shipments of silicon amplifier products for the cable market. An increase in shipments of module products for the automotive electronics market also contributed to the increase in net revenue in 2007. Silicon tuner unit shipments increased approximately 55% in 2007 from 2006, primarily in the cable market. Silicon amplifier unit shipments decreased approximately 57% in 2007 from 2006, primarily in the cable market, due to the integration of its functionality into one of our partner’s demodulator products and also certain of our next-generation silicon tuner products. Module unit shipments increased approximately 17% in 2007 from 2006, primarily in the automotive electronics market. We expect net revenues to grow in excess of 20% in 2008, primarily driven by growth from the cable market, and to a lesser extent, the digital television and automotive electronics markets.

The increase in net revenue in 2006 as compared to 2005 was primarily the result of increased shipments of silicon tuner products for the cable and digital television markets, partially offset by decreased shipments of module products for the cable and digital television markets and decreased shipments of silicon upconverter products for the cable market. An increase in shipments for the automotive electronics market also contributed to the increase in net revenue in 2006. Silicon tuner unit shipments increased approximately 47% from 2005 to 2006, primarily in the cable and digital television markets. Shipments of our module products decreased approximately 7%, primarily in the cable market. Silicon amplifier unit shipments decreased approximately 21% from 2005 to 2006, primarily in the digital television and other markets. During 2006 and 2005, we recognized $0.1 million and $0.4 million, respectively, in royalty revenue from third-parties in accordance with the patent litigation settlement agreement entered into in June 2004.

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	Year Ended December 31,
	2007	2006	2005
Cisco/Scientific-Atlanta (a Cisco company) (1) (3)	32%	23%	22%
Asustek Computer (2)	18%	17%	18%
Ten largest customers (3)	82%	76%	74%

(1)	Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was insignificant during 2006 and 2005.
(2)	Primarily for the benefit of ARRIS.
(3)	Includes respective manufacturing subcontractors.

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2008 and the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue has varied and will likely continue to vary from period to period, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results.

Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2007	2006	2005
Asia Pacific	$38,635	$33,571	$27,613
North America	32,822	23,875	19,513
Europe	19,407	11,723	9,837
Other	277	63	28

Total	$91,141	$69,232	$56,991

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Year Ended December 31,
	2007	2006	2005
China (including Hong Kong)	27%	28%	27%
United States	21%	33%	32%
Mexico	14%	*	*
Germany	11%	10%	10%

*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents a comparison of cost of revenue and gross margin for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Change	% Change	Change	% Change
Cost of revenue	$44,698	$34,705	$27,330	$ 9,993	28.8%	$7,375	27.0%
Gross margin	46,443	34,527	29,661	11,916	34.5	4,866	16.4
Gross margin %	51.0%	49.9%	52.0%	1.1 pts.		(2.1) pts.

Gross margin increased during 2007 as compared to 2006 primarily due to an approximate $21.9 million increase in net revenue and to a lesser extent a 1.1 point increase in gross margin percentage. Gross margin percentage in 2007 as compared to 2006 was positively impacted by an increase in net revenue from the cable market as a percentage of total net revenue, which generally had a higher gross margin percentage as compared to other markets, and to a lesser extent, a change in the product mix of our silicon tuner products for the cable market and our module products for the automotive electronics market. Gross margin percentage in 2007 as compared to 2006 was negatively impacted by a change in the product mix of our silicon amplifier products for the cable market and silicon tuner products for the digital television market. We expect our gross margin percentage in 2008 to be slightly lower than 2007.

Gross margin increased during 2006 as compared to 2005 primarily due to an approximate $12.2 million increase in net revenue, partially offset by a 2.1 point decrease in gross margin percentage. Gross margin percentage in 2006 as compared to 2005 decreased primarily due to a one-time cost of revenue credit in 2005 of $0.7 million realized in conjunction with the transition of our third-party contract manufacturer for our module products during the second quarter of 2005 as described below. In addition, gross margin percentage in 2006 as compared to 2005 was negatively impacted by a change in the product mix of our silicon tuner products for the cable and digital television markets and decreased revenue from our silicon upconverter products for the cable market, which generally had a higher gross margin percentage as compared to other products. Gross margin percentage in 2006 as compared to 2005 was positively impacted by increased revenue from our silicon products as a percentage of total net revenue, which generally had a higher gross margin percentage compared to the mix of products sold in 2005.

Our cost of revenue for 2007, 2006 and 2005 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.8 million, $1.1 million and $1.1 million, respectively. The net impact of changes in the inventory valuation allowances for 2007 was a charge to cost of revenue of $0.4 million compared to a benefit to cost of revenue of $0.4 million and $0.7 million for 2006 and 2005, respectively. Cost of revenue for 2007, 2006 and 2005 included charges of $0.8 million, $0.7 million and $0.4 million, respectively, for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. Cost of revenue for 2005 also included charges of $0.2 million for various non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of revenue	$40	$50	$—
Research and development	2,448	2,588	—
Selling, general and administrative	3,608	3,174	—

Total stock-based compensation expense included in operating expenses	$6,056	$5,762	—

Total stock-based compensation expense	$6,096	$5,812	$—

Operating Expenses

The following tables present a comparison of operating expenses for 2007, 2006 and 2005 (in thousands):

	Year ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Change	% Change	Change	% Change
Research and development	$23,695	$21,445	$16,456	$2,250	10.5%	$4,989	30.3%
Selling, general and administrative	25,317	22,311	16,020	3,006	13.5	6,291	39.3
Amortization of intangible assets	—	—	2,008	—	—	(2,008)	(100.0)

Total	$49,012	$43,756	$34,484	$5,256	12.0%	$9,272	26.9%

Research and Development

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. To date, we have expensed all of our research and development costs in the period incurred as our process for developing our products has been essentially completed concurrent with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of RF products.

The increase in research and development expenses in 2007 as compared to 2006 was primarily the result of an increase in personnel-related expenses resulting from an increase in average headcount of approximately 11%, charges related to the fiscal year 2007 incentive compensation program discussed below and an increase in license and maintenance expenses for engineering software used to design our products due to the increase in headcount, partially offset by a decrease in prototyping expenses for new silicon projects due to the timing of these expenditures. Stock-based compensation expense related to research and development was $2.4 million and $2.6 million in 2007 and 2006, respectively. We expect research and development expenses to increase in 2008 at a higher rate as compared to the increase in 2007, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

The increase in research and development expenses in 2006 as compared to 2005 was primarily the result of an increase in personnel-related expenses resulting from an increase in average headcount of approximately 17% and stock-based compensation expense, an increase in prototyping expenses for new silicon projects and also due to the timing of these expenditures and an increase in facilities and equipment expenses, partially offset by a decrease in depreciation expense. Stock-based compensation expense related to research and development was $2.6 million and $0.5 million in 2006 and 2005, respectively.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 76 issued United States utility patents and have more than 30 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The increase in selling, general and administrative expenses in 2007 as compared to 2006 was due to an increase in personnel-related expenses resulting primarily from an increase in compensation incurred in conjunction with our regular annual compensation adjustments and to a lesser extent, charges related to the fiscal year 2007 incentive compensation program discussed below. Stock-based compensation expense related to selling, general and administrative expense was $3.6 million and $3.2 million in 2007 and 2006, respectively. The results in 2007 included charges of $3.1 million related to professional fees incurred in connection with the restatement of our financial statements filed in January 2007, the related ongoing derivative litigation and the related SEC investigation. See Part I, Item 3. “Legal Proceedings”. We are currently unable to estimate selling, general and administrative expenses in 2008 due to the difficulty predicting potential future professional fees related to our ongoing legal proceedings.

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

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. In addition, we have been obligated to indemnify and advance legal expenses to certain current and former officers and directors pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers and directors for legal proceedings related to these matters. We have incurred expenses of approximately $6.4 million through December 31, 2007 related to these matters. We expect to continue to incur substantial expenses in connection with these matters. We recorded a charge of $0.2 million in the fourth quarter of 2007 in connection with a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase shares of our common stock to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code. We expect to record charges of up to approximately $0.3 million for potential future cash payments as a result of this tender offer. See Note 11, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements.

Amortization of Intangible Assets and Goodwill

In 2005, amortization of intangible assets resulted principally from our acquired patents. No amortization expense of intangible assets was recorded in 2007 and 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

Other Income and Expense

Other income and expense consists primarily of interest income from investments, foreign currency gains and losses and other non-operating income and expenses.

The following table presents a comparison of other income and expense for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Change	% Change	Change	% Change
Interest income	$4,156	$3,986	$2,541	$170	4.3%	$1,445	56.9%
Foreign currency gains (losses), net	268	191	(265)	77	40.3	456	172.1
Other	75	40	95	35	87.5	(55)	(57.9)

Total	$4,499	$4,217	$2,371	$282	6.7%	$1,846	77.9%

The increase in interest income in 2007 as compared to 2006 was primarily the result of higher average cash and investment balances. We expect interest income to decrease in 2008 as compared to 2007 due to lower average interest rates.

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

Income Taxes

The following table presents a comparison of our income tax expense (benefit) for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Change	% Change	Change	% Change
Income tax expense (benefit)	$786	$140	$(14)	$646	461.4%	$154	1100.0%
Effective tax rate	40.7%	2.8%	(0.6)%	37.9 pts.		3.4 pts.

In 2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to a $0.6 million charge relating to withholding taxes on certain cross-border transactions and a $0.1 million charge for alternative minimum taxes, partially offset by permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates. In 2006 and 2005, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates.

For United States federal income tax purposes, at December 31, 2007, we had net operating loss carryforwards of approximately $188.9 million and an unused research and development credit carryforward of approximately $4.4 million. These carryforwards begin to expire in 2012.

Our income tax expense for 2007 included the utilization of previously reserved net operating loss carryforwards and consisted of $0.6 million relating to withholding taxes on certain cross-border transactions, $0.1 million for alternative minimum taxes and $0.1 million for foreign income taxes and United States state income taxes. Our income tax expense (benefit) for 2006 and 2005 included the utilization of previously reserved net operating loss carryforwards and consisted of foreign income taxes and United States state income taxes.

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

Net Income (Loss)

The following table presents a comparison of our net income (loss) for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Change	% Change	Change	% Change
Net income (loss)	$1,144	$(5,152)	$(2,438)	$6,296	122.2%	$(2,714)	(111.3)%
Percent of net revenue	1.3%	(7.4)%	(4.3)%

The increase in net income in 2007 as compared to 2006 was primarily the result of an increase in net revenue, which resulted in an increase of $11.9 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses and income taxes, as described above.

The increase in net loss in 2006 as compared to 2005 was primarily the result of an increase in operating expenses, including stock-based compensation expense and expenses related to the professional fees of advisors supporting the Audit Committee’s investigation into our stock option grant practices, as described above, partially offset by an increase in net revenue, which resulted in an increase of $5.0 million in gross margin, and an increase in interest income.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $356.2 million as of December 31, 2007. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part I, Item 1A. and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for 2007, 2006 and 2005 (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Change	% Change	Change	% Change
Operating cash flows	$3,946	$611	$(1,082)	$3,335	545.8%	$1,693	156.5%
Investing cash flows	43,342	30,994	(29,720)	12,348	39.8	60,714	204.3
Financing cash flows	1,971	1,146	1,620	825	72.0	(474)	(29.3)

Capital expenditures	$1,408	$1,408	$785	$—	—	$623	79.4%

Cash and cash equivalents	$87,537	$38,010	$5,068	$49,527	130.3	$32,942	650.0
Short-term investments	—	44,750	77,120	(44,750)	(100.0)	(32,370)	(42.0)

Total	$87,537	$82,760	$82,188	$4,777	5.8%	$572	0.7%

Accounts receivable, net	$9,489	$6,609	$5,911	$2,880	43.6%	$698	11.8%
Inventories	10,979	8,988	7,944	1,991	22.2	1,044	13.1
Working capital	98,355	91,237	88,494	7,118	7.8	2,743	3.1

Days sales outstanding in accounts receivable	37	34	37
Inventory turns	4.1	3.9	3.4

In 2007, the increase in cash provided by operating activities resulted primarily from an increase in cash operating results and working capital changes in accrued expenses, partially offset by working capital changes in accounts receivable due to an increase in net revenue and the timing of cash receipts, changes in inventories due to an increase in net revenue and changes in other assets due to the payment of $3.3 million for license and maintenance fees associated with renewing our agreement for engineering software used to design our silicon products. Cash operating results increased in 2007 as compared to 2006 due to an increase in net revenue and interest income, partially offset by an increase in operating expenses, as described above.

In 2006, the increase in cash provided by operating activities resulted primarily from improved cash operating results and a lesser impact from working capital increases in other assets, accrued compensation and accrued expenses, partially offset by working capital changes in accounts receivable and accounts payable due to the timing of cash receipts and disbursements and inventories.

In 2007 and 2006, our primary source of cash from investing activities was the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments.

In 2007 and 2006, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program. See Note 11, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements.

Our cash and cash equivalents consist of bank deposits and money market funds. We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. We generally consider investments with maturities greater than three months but less than twelve months to be short-term. In addition, auction-rate securities in established markets, which are available to support current operations, are recorded as short-term due to their liquidity although their contractual maturities may be greater than 10 years. We consider other investments with maturities greater than twelve months to be long term. Our investments are reviewed periodically for other-than-temporary impairment. During the second half of 2007, we liquidated our short-term investments due to uncertain risks in the credit market. At December 31, 2007, we held no short-term investments. At December 31, 2006, our short-term investments, which consisted of corporate debt securities and other debt securities issued by United States government and state agencies, including auction-rate securities, were comprised of high-quality securities purchased in accordance with our investment policy. The carrying values of our investments approximated the fair value. In the aggregate, our cash, cash equivalents and short-term investments increased by $4.8 million during 2007 to $87.5 million as a result of improved cash operating results and changes in working capital, as described above. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements.

We expect our operating expenses in the foreseeable future, particularly research and development expenses, sales and marketing expenses, as well as planned capital expenditures, to increase and these expenses could constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on our level of future sales and ability to manage expenses.

Future Contractual Obligations

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters in Plano, Texas an additional 10 years reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense will be calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$1,182
2009	993
2010	945
2011	908
2012	918
Thereafter	5,880

$10,826

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.4 million, $1.4 million and $1.2 million, respectively.

Purchase Commitments

As of February 22, 2008, we had approximately $17.1 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2007, we are unaware of any such claims by any of our customers.

See Note 10, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements describes the significant accounting policies essential to an understanding of our Consolidated Financial Statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions which we have used are appropriate and correct based upon information available to us at the time that they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements may be affected.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2007, there were no products shipped for which revenue was deferred. At December 31, 2006, the sales value of products shipped for which revenue was deferred was $0.1 million. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In 2007, 2006 and 2005, we recognized 1%, 4% and 4%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.2 million as of December 31, 2007 and insignificant as of December 31, 2006.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. No potential reduction in net revenue would have resulted from a hypothetical 10% adverse change in our distributors’ current demand forecasts for individual products with stock rotation rights at December 31, 2007.

We typically have a significant portion of our quarterly net revenue represented in accounts receivable at the end of each financial quarter, often concentrated in significant balances from a limited number of customers. At December 31, 2007, approximately 57% of our net accounts receivable was due from five of our customers. The potential reduction in net revenue resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2007 resulting in the return of product previously delivered would have been approximately $0.9 million.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors, which inherently involves us applying judgment and determining certain estimates. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for 2007, 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2007 and 2006. The potential increase in the allowance for doubtful accounts resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2007 would have been approximately $0.9 million.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Our analysis of current and future demand for our products involves estimates and judgments by us. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims, which may also involve judgments by us. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for 2007, 2006 and 2005 was a charge (benefit) to cost of revenue of $0.4 million, $0.4 million and $(0.7) million, respectively. The potential change in inventory valuation allowances resulting from a hypothetical 10% adverse change in the current demand forecasts for individual materials and parts would have been a charge to cost of revenue of approximately $0.3 million at December 31, 2007.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. These analyses often involve applying judgments or estimates. Our deferred tax assets were fully reserved at December 31, 2007 and 2006.

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2007 and 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2007, we had a net operating loss carryforward of approximately $188.9 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no liability for uncertain income tax positions.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2007.

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate.

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from periods prior to 2006 have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for 2007 and 2006 was $6.1 million and $5.8 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 was $0.7 million for 2005.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2007 and 2006.

At December 31, 2007, we have five stock-based compensation plans covering employees and directors, including four stock option plans and our employee stock purchase plan. During 2007, we granted our employees 1,981,489 stock options with exercise prices ranging from $4.07 to $6.52 per share. The stock options generally vest over the following three to five years. The weighted-average estimated value of the stock options granted during 2007 was approximately $2.43 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

Expected volatility	55.5%
Risk-free interest rate	4.5%
Expected dividends	0.0%
Expected term (years)	5.0

The expected volatility assumption for 2007 and 2006 was based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the fair market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms of at least 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility. Expected volatility for 2005 was based on historical stock price volatility. The fair value of a stock option would potentially increase approximately 7% from a hypothetical 10% increase in expected volatility as of December 31, 2007.

The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options. The fair value of a stock option would potentially increase approximately 1% from a hypothetical 10% increase in the risk-free interest rate as of December 31, 2007.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was based upon historical employee exercise behavior and expected employee turnover. The fair value of a stock option would potentially increase approximately 5% from a hypothetical 10% increase in the expected term as of December 31, 2007.

The average per share value of restricted stock units granted during 2007 was $4.49 using our closing stock price on the respective grant dates.

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation is earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provided for the payment of cash awards to certain employees to the extent any such compensation is earned.

On February 8, 2008, our Board of Directors determined that the executive officers covered by the 2007 Program each achieved the maximum awards set forth in the 2007 Program based upon the 2007 Program’s profitability and revenue targets. As such, the maximum amount of cash awards under the 2007 Program were paid and the entire amount of restricted stock units awarded under the 2007 Program vested and the underlying shares were issued pursuant to the terms of the 2007 Program. In addition, our Board of Directors determined that certain employees were entitled to cash awards as set forth in the 2007 Program. The cash awards were paid in February 2008. During 2007, stock-based compensation expense recognized under the 2007 Program was $0.8 million. Stock-based compensation expense of $0.1 million will be recognized during the first quarter of 2008 under the 2007 Program as participants were required to be employed with us on the payment date to be eligible for awards under the 2007 Program. During 2007, we recognized $1.6 million relating to the cash awards under the 2007 Program. We will recognize $0.3 million relating to the cash awards during the first quarter of 2008 under the 2007 Program.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123(R) as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights outstanding under this plan during 2007 and 2006 was $1.77 and $2.30 per right, respectively. During 2007 and 2006, we recognized $0.4 million and $0.6 million, respectively, of stock-based compensation expense as a result of this plan. The Employee Stock Purchase Plan was generally deemed to be non-compensatory under APB No. 25 for years prior to 2006.

At December 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $9.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.4 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 10, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 10, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

OTHER FINANCIAL INFORMATION

Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. Ionics replaced TFS as our RF subsystem module manufacturing partner. See Note 2, “Subsystem Module Manufacturing Partner,” to the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. On February 6, 2008 the FASB issued a final FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removed certain leasing transactions from the scope of SFAS No. 157. The effective date of SFAS No. 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. We believe the impact of adopting SFAS No. 157 will be immaterial to our financial condition and results of operations.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards represented the first major collaborative convergence project between the International Accounting Standards Board (IASB) and the FASB. SFAS No. 141(R) is required to be adopted concurrently with Statement 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect these statements to have an impact on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 1A., “Risk Factors.”

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

A portion of our net revenue is transacted in the Euro. During 2007, we generated approximately $8.7 million in net revenue from Euro denominated transactions. The potential loss in net revenue for 2007 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.9 million; however, this impact would likely be reduced or offset by a similar impact in our Euro denominated expenses.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured in the Philippines, Germany, and South Korea as well as the United States. We incur operating costs in currencies other than the United States Dollar, particularly the Euro. During 2007, we incurred approximately $7.5 million in operating costs from Euro denominated transactions, mostly at our Germany design facility. The potential increase in operating costs for 2007 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.8 million; however, this impact would likely be reduced or offset by a similar impact in our Euro denominated net revenue.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange rate risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to United States Dollars using exchange rates at December 31, 2007, was $12.2 million. A potential loss in the value of net monetary assets related to this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be insignificant as of December 31, 2007.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are invested in bank deposits and money market funds. The carrying values of the cash equivalents approximate fair market value. Our cash and cash equivalents are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our interest income would decrease by approximately $0.9 million based on our cash and cash equivalents as of December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-26 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s report on our internal control over financial reporting appears on page F-2 hereof.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Microtune Corporate Governance,” “Proposal No. 1-Election of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

CODE OF ETHICS

In June 2004, our Board adopted and we implemented a Code of Ethics and Business Conduct to promote the honest and ethical conduct of all of our directors, officers and employees, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us; to promote compliance with all applicable laws, rules and regulations that apply to us and our directors, officers and employees; to promote prompt internal reporting of violations of the code to an appropriate person identified in the code; and to promote accountability for adherence to the code. A copy of our Code of Ethics and Business Conduct is available on our website at www.microtune.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)    FINANCIAL STATEMENTS

The following Consolidated Financial Statements, related Notes and Reports of Independent Registered Public Accounting Firm are incorporated by reference into Item 8. of Part II of this Annual Report on Form 10-K:

(a)(2)    FINANCIAL STATEMENT SCHEDULES

See Item 15.(c) below.

(a)(3)    EXHIBITS

Exhibit Number
3.1(1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1(2)	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.2(3)	Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.3(4)	Amended and Restated Microtune, Inc. 2000 Director Option Plan and form of agreements thereunder.

10.4(4)	Amended and Restated Microtune, Inc. 2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.5(5)	Description of Microtune, Inc. 2006 Incentive Compensation Program.

10.6(6)	Description of Microtune, Inc. 2007 Incentive Compensation Program.

10.7(7)	Description of Microtune, Inc. 2008 Incentive Compensation Program.

10.8(2)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.9(8)	Stock Option Amendment Agreement between James A. Fontaine and the Registrant, dated December 28, 2006.

10.10(8)	Stock Option Amendment Agreement between Albert H. Taddiken and the Registrant, dated December 28, 2006.

Exhibit Number
10.11(8)	Stock Option Amendment Agreement between Robert S. Kirk and the Registrant, dated December 28, 2006.

10.12(9)	Form of Section 16 Change of Control Agreement entered into with each of James A. Fontaine, Albert H. Taddiken, Jeffrey A. Kupp, Robert S. Kirk and Phillip D. Peterson.

10.13(10)	Change of Control Agreement entered into between Barry F. Koch and the Registrant on October 24, 2007.

10.14(10)	Amended and Restated Managing Director Contract entered into between Barry F. Koch and Microtune GmbH & Co. KG on October 24, 2007.

10.15(7)	Executive Officer Sales Incentive Compensation Plan (as amended and restated on February 8, 2008).

10.16(2)	Commercial Lease Agreement between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074, dated March 24, 2000.

10.17(11)	First Amendment to Commercial Lease Agreement by and between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074, dated April 8, 2005.

10.18(2)	Property Leasing Contract between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany, as supplemented as of January 1, 2000.

10.19(12)	Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement), dated as of March 4, 2002.

10.20(13)*	Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.21(13)*	Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.22(13)*	Business Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.23(14)	Amendment No. 1 dated August 13, 2004 to Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.24(14)*	Amendment No. 1 dated August 13, 2004 to Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.25(14)*	Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio, dated November 22, 2004.

10.26(14)	Stipulation and Agreement of Settlement between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated November 23, 2004.

10.27(14)*	Supplemental Agreement to the Stipulation and Agreement of Settlement between Marc D. Reasoner, Fred B. Knadler, on behalf of Lights N Such, Inc., Warren and Betty Stewart and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated November 23, 2004.

Exhibit Number
10.28(14)*	Addendum to Settlement and Release Agreement between St. Paul Mercury Insurance Company, Sheffield Insurance Company, Westchester Fire Insurance Company, Greenwich Insurance Company and Microtune, Inc., Douglas J. Bartek, William Housley, Everett Rogers, Nancy A. Richardson, James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock and Anthony J. LeVecchio, dated January 9, 2005.

10.29(14)	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated January 10, 2005.

10.30(14)*	Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated June 13, 2000.

10.31(14)*	Amendment 1 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 14, 2005.

10.32(15)*	Amendment 2 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated September 29, 2006.

10.33(16)*	Fifth Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 9, 2007.

10.34(17)*	Sixth Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 7, 2008.

10.35(18)*	Manufacturing Agreement between Ionics EMS, Inc. and the Registrant, dated May 24, 2005.

10.36(5)	Form of Common Stock Equivalent Agreement between the Registrant and Participants in the Amended and Restated Microtune, Inc. 2000 Stock Plan.

14.1(19)	Code of Ethics and Business Conduct.

21.1(19)	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 56).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340), declared effective August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2006.
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 8, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2008.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2002.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 11, 2006.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2007.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 1, 2005.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.

(b)    Exhibits

See Item 15.(a)(3) above.

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

Date: February 28, 2008

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

Signature		Title	Date

By:	/s/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2008

By:	/s/ JEFFREY A. KUPP Jeffrey A. Kupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2008

By:	/s/ WALTER S. CICIORA Walter S. Ciciora	Director	February 28, 2008

By:	/s/ JAMES H. CLARDY James H. Clardy	Director	February 28, 2008

By:	/s/ STEVE CRADDOCK Steve Craddock	Director	February 28, 2008

By:	/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	February 28, 2008

By:	/s/ BERNARD T. MARREN Bernard T. Marren	Director	February 28, 2008

By:	/s/ MICHAEL T. SCHUEPPERT Michael T. Schueppert	Director	February 28, 2008

By:	/s/ WILLIAM P. TAI William P. Tai	Director	February 28, 2008

By:	/s/ A. TRAVIS WHITE A. Travis White	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Microtune, Inc.

We have audited the accompanying consolidated balance sheets of Microtune, Inc. (the Company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Microtune, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Microtune, Inc.

We have audited Microtune, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microtune, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Microtune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Microtune, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 22, 2008

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$87,537	$38,010
Short-term investments	—	44,750
Accounts receivable, net	9,489	6,609
Inventories	10,979	8,988
Other current assets	2,313	2,127

Total current assets	110,318	100,484
Property and equipment, net	4,203	4,275
Other assets and deferred charges	2,788	843

Total assets	$117,309	$105,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,460	$4,847
Accrued compensation	4,634	2,646
Accrued expenses	2,703	1,731
Deferred revenue	166	23

Total current liabilities	11,963	9,247
Other non-current liabilities	122	87
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—25,000 shares Issued and outstanding shares—none	—	—
Common stock, $0.001 par value Authorized—150,000 shares Issued and outstanding shares—53,999 and 53,290, respectively	54	53
Additional paid-in capital	462,402	454,591
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(356,244)	(357,388)

Total stockholders’ equity	105,224	96,268

Total liabilities and stockholders’ equity	$117,309	$105,602

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net revenue	$91,141	$69,232	$56,991
Cost of revenue	44,698	34,705	27,330

Gross margin	46,443	34,527	29,661
Operating expenses:
Research and development	23,695	21,445	16,456
Selling, general and administrative	25,317	22,311	16,020
Amortization of intangible assets	—	—	2,008

Total operating expenses	49,012	43,756	34,484

Loss from operations	(2,569)	(9,229)	(4,823)
Other income (expense):
Interest income	4,156	3,986	2,541
Foreign currency gains (losses), net	268	191	(265)
Other	75	40	95

Income (loss) before income taxes	1,930	(5,012)	(2,452)
Income tax expense (benefit)	786	140	(14)

Net income (loss)	$1,144	$(5,152)	$(2,438)

Net income (loss) per common share:
Basic	$0.02	$(0.10)	$(0.05)

Diluted	$0.02	$(0.10)	$(0.05)

Weighted-average common shares outstanding:
Basic	53,692	53,114	52,255

Diluted	56,022	53,114	52,255

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2004	51,953	$52	$446,726	$(1,436)	$(1,061)	$(349,798)	$94,483
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	808	1	1,619	—	—	—	1,620
Stock options cancelled	—	—	(172)	172	—	—	—
Amortization of unearned stock option compensation	—	—	—	706	—	—	706
Unearned stock option compensation	—	—	547	(547)	—	—	—
Non-employee stock option compensation	—	—	6	—	—	—	6
Unrealized gain on available for sale investments	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	(2,438)	(2,438)

Comprehensive loss							(2,390)

Balance at December 31, 2005	52,761	53	448,726	(1,105)	(1,013)	(352,236)	94,425
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	529	—	1,146	—	—	—	1,146
Stock options cancelled	—	—	(1,097)	1,097	—	—	—
Stock-based compensation	—	—	5,812	—	—	—	5,812
Non-employee stock option compensation	—	—	12	—	—	—	12
Elimination of deferred compensation in relation to the adoption of SFAS No. 123(R)	—	—	(8)	8	—	—	—
Amortization of discount on held to maturity investments	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	(5,152)	(5,152)

Comprehensive loss							(5,127)

Balance at December 31, 2006	53,290	53	454,591	—	(988)	(357,388)	96,268
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	709	1	1,970	—	—	—	1,971
Stock-based compensation	—	—	6,096	—	—	—	6,096
Amendment of stock options under tender offer	—	—	(255)	—	—	—	(255)
Net income	—	—	—	—	—	1,144	1,144

Comprehensive income							1,144

Balance at December 31, 2007	53,999	$54	$462,402	$—	$(988)	$(356,244)	$105,224

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$1,144	$(5,152)	$(2,438)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,496	1,521	1,908
Amortization of intangible assets	—	—	2,008
Foreign currency (gains) losses, net	(268)	(191)	265
Stock-based compensation	6,096	5,824	712
Loss (gain) on sale of assets	(16)	3	(45)
Recovery of previously written-off loans receivable	—	—	(30)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,880)	(698)	(173)
Inventories	(1,991)	(1,044)	(849)
Other assets	(2,131)	(90)	(1,064)
Accounts payable	(387)	(567)	(84)
Accrued expenses	972	80	(1,358)
Accrued compensation	1,733	877	51
Deferred revenue	143	15	(9)
Other liabilities	35	33	24

Net cash provided by (used in) operating activities	3,946	611	(1,082)
Investing activities:
Purchases of property and equipment	(1,408)	(1,408)	(785)
Proceeds from sale of assets	—	7	60
Collection of loans receivable	—	—	30
Proceeds from sale of available for sale investments	58,750	60,625	59,575
Proceeds from maturity and redemption of held to maturity investments	—	6,620	5,000
Purchase of available for sale investments	(14,000)	(34,850)	(90,600)
Purchase of held to maturity investments	—	—	(3,000)

Net cash provided by (used in) investing activities	43,342	30,994	(29,720)
Financing activities:
Proceeds from issuance of common stock	1,971	1,146	1,620

Net cash provided by financing activities	1,971	1,146	1,620
Effect of foreign currency exchange rate changes on cash	268	191	(265)

Net increase (decrease) in cash and cash equivalents	49,527	32,942	(29,447)
Cash and cash equivalents at beginning of year	38,010	5,068	34,515

Cash and cash equivalents at end of year	$87,537	$38,010	$5,068

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

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

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities and other amounts. We also use estimates, judgments and assumptions to determine the impairment of investments and the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate and correct, based upon information available to us at the time that they are made. These estimates, judgments and

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair market value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At December 31, 2007, we held no short-term investments. At December 31, 2006, our short-term investments, which consisted of corporate debt securities and other debt securities issued by United States government and state agencies, were comprised of auction-rate securities categorized as available-for-sale investments. The auction-rate securities in established markets were available to support current operations and were classified as short-term investments although their contractual maturities were greater than 10 years. At December 31, 2007 and 2006, we held no long-term investments. At December 31, 2006, the carrying value of our investments approximated the fair value. Unrealized gains and losses on our investments categorized as available-for-sale investments were insignificant at December 31, 2006. Our investments are reviewed periodically for other-than-temporary impairment.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for 2007, 2006 and 2005 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2007 and 2006.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories,

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for 2007, 2006 and 2005 was a charge (benefit) to cost of revenue of $0.4 million, $0.4 million and $(0.7) million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets

Our intangible assets consist primarily of acquired patents. During 2005, the remaining unamortized intangible assets were being amortized on the straight-line basis over 3 years. Amortization expense on intangible assets was $2.0 million for 2005. No amortization expense on intangible assets was recorded in 2007 and 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2007, there were no products shipped for which revenue was deferred. At December 31, 2006, the sales value of products shipped for which revenue was deferred was $0.1 million. All of the revenue deferred at December 31, 2006 was recognized during the first quarter of 2007.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In 2007, 2006 and 2005, we recognized 1%, 4% and 4%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.2 million as of December 31, 2007 and insignificant as of December 31, 2006.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above.

Research and Development Costs

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred as our current process for developing our products is essentially complete concurrent with the establishment of technological feasibility. Research and development efforts currently are focused primarily on the development of our next generation of RF products.

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of revenue.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one-year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses), were $0.3 million, $0.2 million and $(0.3) million in 2007, 2006 and 2005, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at December 31, 2007 and 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no liability for uncertain income tax positions.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2007.

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for 2006 and 2005.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Our computation of income (loss) per common share was as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$1,144	$(5,152)	$(2,438)
Weighted average common shares outstanding	53,692	53,114	52,255
Weighted average dilutive potential common shares:
Stock options	2,266	—	—
Restricted stock units	64	—	—

Weighted average common and dilutive potential common shares	56,022	53,114	52,255
Basic income (loss) per common share	$0.02	$(0.10)	$(0.05)

Diluted income (loss) per common share	$0.02	$(0.10)	$(0.05)

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	December 31,
	2007	2006	2005
Stock options	4,912	9,634	9,254
Employee stock purchase plan	36	61	83

Total anti-dilutive securities excluded	4,948	9,695	9,337

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for 2007 and 2006 was $6.1 million and $5.8 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 was $0.7 million for 2005. The impact in 2006 of adopting SFAS No. 123(R) was to increase net loss before income taxes and net loss by $5.3 million and net loss per share by $0.10. See Note 11.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2007 and 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at December 31, 2007 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At December 31, 2007, approximately 57% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts. During 2007, 2006 and 2005, charges to write-off uncollectible accounts were insignificant. As a result, we have not recorded an allowance for doubtful accounts as of December 31, 2007 and 2006.

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

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our results of operations. We are also dependent upon third-parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

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

Our future cash commitments are primarily for long-term facility leases. See Note 10.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. On February 6, 2008 the FASB issued a final FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removed certain leasing transactions from the scope of SFAS No. 157. The effective date of SFAS No. 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. We believe the impact of adopting SFAS No. 157 will be immaterial to our financial condition and results of operations.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards represented the first major collaborative convergence project between the International Accounting Standards Board (IASB) and the FASB. SFAS No. 141(R) is required to be adopted concurrently with Statement 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect these statements to have an impact on our financial condition or results of operations.

2.    Subsystem Module Manufacturing Partner

On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics, a leading provider of electronics manufacturing services in the Philippines. Ionics replaced Three-Five Systems (TFS) as our RF subsystem module manufacturing partner. As part of the Manufacturing Agreement, Ionics manufactures our products on a purchase order basis. No purchase commitments were included in the agreement.

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

As a condition to the closing of the TFS Asset Purchase Agreement described above, we entered into a Termination and Mutual Release with TFS on June 3, 2005 whereby the TFS Manufacturing Agreement dated as of March 27, 2003, which governed the manufacturing of our subsystem module products, was terminated. We further released each other from all liabilities, obligations and claims arising out of our former business relationship. The Termination and Mutual Release relieved TFS of all of its warranty obligations under the TFS Manufacturing Agreement; however, we were compensated by TFS to assume any warranty liability for all subsystem module products produced by TFS and still covered under our warranties to our customers. This warranty liability has not resulted in a material impact on our financial results. In conjunction with the asset purchase transaction, the mutual release of claims and the provision for future warranty obligations, we recorded a benefit to cost of revenue of approximately $0.7 million in the second quarter of 2005.

3.    Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2007	2006
Gross accounts receivable	$9,489	$6,692
Deferred revenue	—	(83)

Accounts receivable, net	$9,489	$6,609

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

4.    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Finished goods	$7,350	$5,714
Work-in-process	3,544	3,260
Raw materials	85	14

Total inventories	$10,979	$8,988

5.    Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

	December 31,		Useful Life in Years
	2007	2006
Computer software	$5,965	$5,780	3 - 7
Manufacturing equipment	1,958	2,101	3 - 5
Furniture and fixtures	1,117	1,118	3 - 6
Leasehold improvements	997	744	3 - 22
Other equipment	9,226	8,843	3 - 7

Total property and equipment.	19,263	18,586
Less accumulated depreciation	15,060	14,311

Property and equipment, net	$4,203	$4,275

6.    Intangible Assets and Goodwill

Amortization expense for intangible assets was $2.0 million in 2005. No amortization expense on intangible assets was recorded in 2007 and 2006 as our intangible assets became fully amortized in the quarter ended September 30, 2005.

7.    Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued incentive compensation	$1,607	$—
Accrued vacation	1,088	959
Accrued payroll taxes	706	672
Contributions to employee stock purchase program	175	516
Other	1,058	499

Total accrued compensation	$4,634	$2,646

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

At December 31, 2007 and 2006, the accrued payroll taxes included $0.6 million and $0.6 million, respectively, for liabilities identified during the Audit Committee’s investigation into our stock option grant practices. At December 31, 2007, accrued incentive compensation relates primarily to the fiscal year 2007 incentive compensation program. See Note 11.

We voluntarily contacted the United States Department of Treasury Internal Revenue Service (IRS) regarding the findings of the Audit Committee’s investigation into our stock option granting practices with the intent of pursuing a negotiated settlement with the IRS. The IRS is currently conducting an examination of our payroll tax returns for the years 2003 through 2006 and other related matters. We have received requests from the IRS for the production of documents and we are cooperating with the IRS. The outcome of this ongoing examination is uncertain and the final resolution of the tax issues that have been raised as a result of the Audit Committee’s investigation and any other issues raised by the ongoing IRS examination may differ materially from the amounts reserved at December 31, 2007.

8.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued non-cancelable inventory purchase obligations	$769	$540
Other	1,934	1,191

Total accrued expenses	$2,703	$1,731

The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 10. The accrued expenses are expected to be paid during the next twelve months.

9.    Income Taxes

Income tax expense (benefit) is reconciled with the United States federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income tax expense (benefit) computed at the U.S. federal statutory rate	$656	$(1,704)	$(858)
Benefit of losses not recognized (recognized)	221	2,134	934
Deemed dividends of foreign earnings	6	76	74
Foreign income taxable in the U.S.	578	—	—
Withholding taxes	553	—	—
Effect of foreign income taxes rate differential	(1,170)	(114)	(164)
Other, net	(58)	(252)	—

Income tax expense (benefit)	$786	$140	$(14)

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic income taxes:
Current	$680	$—	$—
Deferred	—	—	—

Foreign income taxes:
Current	$106	$140	$(14)
Deferred	—	—	—

Income tax expense (benefit)	$786	$140	$(14)

Income tax expense for 2007 included the utilization of previously reserved net operating loss carryforwards and consisted of $0.6 million relating to withholding taxes on certain cross-border transactions, $0.1 million for alternative minimum taxes and $0.1 million for foreign income taxes and United States state income taxes. Income tax expense (benefit) for 2006 and 2005 included the utilization of previously reserved net operating loss carryforwards and consisted of foreign income taxes and United States state income taxes. The $0.6 million relating to withholding taxes on certain cross-border transactions included $0.3 million related to periods from November 2003 through December 2006, which should have been recorded in those periods under FASB Statement No. 5, Accounting for Contingencies. Such prior period amounts have been recorded in the fourth quarter of 2007 after consideration of the requirements of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), issued by the SEC, and the determination that such amounts would not have been material in 2007 or years prior to 2007 based on the tests prescribed by SAB 108.

The income (loss) of foreign operations before income taxes for 2007, 2006 and 2005 was $3.5 million, $2.6 million and $(0.3) million, respectively. Our Philippine subsidiary was operating under a tax holiday that expired in 2005. We received no tax benefit from this tax holiday in 2005. We assert that earnings of our foreign subsidiaries are permanently reinvested. It is not practical for us to determine the amount of unrecognized deferred income tax liability related to such earnings due to the complexities associated with the United States taxation of earnings of foreign subsidiaries repatriated to the United States.

Income taxes paid in 2007, 2006 and 2005 were $0.1 million, $0.2 million and $0.1 million, respectively, and related primarily to foreign operations.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The significant components of our deferred tax liabilities and assets were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Inventories	$379	$356
Accounts receivable	—	8
Intangible assets	4,610	5,389
Accrued expenses	646	638
Net operating loss carryforwards	67,592	69,625
Research and development credits	4,424	4,424
Stock-based compensation expense	4,277	2,611
Unrealized currency loss	—	96
Other	—	182

Total deferred tax assets	81,928	83,329
Valuation allowance	(81,100)	(80,879)

Total deferred tax assets, net	$828	$2,450

Deferred tax liabilities:
Unrealized currency gains	$(769)	$(1,691)
Property and equipment	(59)	(587)
Other	—	(172)

Total deferred tax liabilities	(828)	(2,450)

Net deferred tax assets	$—	$—

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2007 and 2006 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2007, we had a net operating loss carryforward of approximately $188.9 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. During the third quarter of 2005, we recorded a provision for income taxes of $0.1 million relating to certain ongoing foreign reviews and examinations. These foreign reviews and examinations were fully resolved and all tax liabilities were paid during the fourth quarter of 2005 and the first quarter of 2006. The tax liabilities paid differed from the previously recorded provision by an insignificant amount.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

10.    Commitments and Contingencies

Lease Commitments

In April 2005, we extended our operating lease for our corporate headquarters and principal IC design center in Plano, Texas an additional 10 years, reducing the monthly base rent and providing a leasehold improvement allowance. This lease extension also included a brief rent abatement and escalating rent payments and provided for certain rights of early termination with corresponding penalties. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities and equipment under operating leases. Future minimum lease payments required under operating leases as of December 31, 2007 were as follows (in thousands):

Year Ending December 31,
2008	$1,182
2009	993
2010	945
2011	908
2012	918
Thereafter	5,880

$10,826

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.4 million, $1.4 million and $1.2 million, respectively.

Purchase Commitments

As of February 22, 2008, we had approximately $17.1 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2007, we were unaware of any such claims by any of our customers.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

Stock Option Investigation and Derivative Litigation

In June 2006, the Audit Committee of our Board of Directors self-initiated an independent investigation into our stock option granting practices covering the period from the date of our initial public offering on August 4, 2000 through June 2006. As a result of the Audit Committee’s investigation, we recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period and restated our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999.

We voluntarily contacted the SEC in July 2006 regarding the Audit Committee’s independent investigation into our stock option granting practices, and representatives of the Audit Committee met with the SEC in February 2007 and again in July 2007 to discuss the findings of the Audit Committee’s investigation. On July 6, 2007, we learned that the SEC’s investigation into our stock option granting practices had become formal in April 2007. We also have voluntarily provided documents to the SEC during all phases of its inquiry. We have fully cooperated and will continue to fully cooperate with the SEC in its investigation of these matters.

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas – Sherman Division against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to certain prior grants of stock options by Microtune. All defendants, including Microtune, have filed motions to dismiss the complaint. Briefing on the motions was completed in June 2007, and we are awaiting a ruling from the court. The court has stayed discovery while the motions to dismiss are pending.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. In addition, we have been obligated to indemnify and advance legal expenses to certain current and former officers and directors pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers and directors for legal proceedings related to these matters. We have incurred expenses of approximately $6.4 million through December 31, 2007 related to these matters. We expect to continue to incur substantial expenses in connection with these matters. We recorded

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

a charge of $0.2 million in the fourth quarter of 2007 in connection with a tender offer to amend certain stock options to purchase shares of our common stock to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code. See Note 11.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants several investment banking firms that served as underwriters of our initial public offering, and in one instance, naming Microtune and several of our former officers. The complaints were brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and are related to In re Initial Public Offering Securities Litigation (IPO cases). The consolidated complaint alleges liability under §§ 11 and 15 of the Securities Act of 1933, as amended (1933 Act Claims) and §§ 10(b) and 20(a) of the Exchange Act (1934 Act Claims), on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices. Similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. Those cases were consolidated for pretrial purposes before the Honorable Shira A. Scheindlin. The Court denied the motions to dismiss the claims.

We previously accepted a settlement proposal presented to all issuer defendants. Under the settlement, plaintiffs were to dismiss and release all claims against the Microtune defendants. The insurance companies collectively responsible for insuring the issuer defendants in all of the IPO cases were to guarantee plaintiffs a recovery of $1 billion, an amount that covers all of the IPO cases. Under this guarantee, the insurers were to pay the difference, if any, between $1 billion and the amount collected by the plaintiffs from the underwriter defendants in all of the IPO cases. The Microtune defendants were not to be required to pay any money in the settlement. However, any payment made by the insurers would have been charged to the respective insurance policies covering each issuer’s case on a pro rata basis (that is, the total insurance company payments would be divided by the number of cases that settle). If the pro rata charge exceeded the amount of insurance coverage for a given issuer, then that issuer would be responsible for additional payments. The proposal also provided that the insurers would pay for Microtune’s legal fees going forward. On December 5, 2006, however, the U.S. Second Circuit Court of Appeals reversed the district court’s ruling certifying the consolidated cases as a class action litigation. The issuer defendants’ settlement was contingent upon final approval by the district court.

On December 14, 2006, the district court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling. There can be no assurance that the settlement will be successfully renegotiated, and, if renegotiated, will be subsequently approved by the courts. If the renegotiation and approval of the settlement fails, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business could be substantially harmed.

On July 30, 2007, we received a letter demanding on behalf of a purported Microtune stockholder that we prosecute a claim against certain of Microtune’s IPO underwriters in addition to certain officers and directors for

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

alleged violations of Section 16(b) of the Exchange Act, which prohibits short-swing trading. The purported stockholder failed to give us sufficient information to adequately consider the demand and failed to verify her status as a Microtune stockholder. We believe that this demand is related to the IPO securities litigation described above.

On October 9, 2007, this same purported Microtune stockholder filed Vanessa Simmonds v. The Goldman Sachs Group, Inc., JP Morgan Chase & Co. and Microtune, Inc. Microtune was named as a nominal defendant in this action, which is styled as a “Complaint for Recovery of Short-Swing Profits under Section 16(b) of the Securities Exchange Act of 1934.” No damages are alleged against or sought from Microtune. The suit was filed in the United States District Court for the Western District of Washington at Seattle. During this same timeframe, Ms. Simmonds filed similar lawsuits against over 50 other companies alleging substantially identical claims under Section 16(b).

11.    Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On December 31, 2007, 53,998,776 rights were outstanding.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employees, certain directors, and consultants of Microtune. Our Board of Directors or designated committee established the terms of each option granted under the 1996 Stock Option Plan. The stock options granted under this plan generally vested over 4 to 5 years and have a maximum contractual life of 10 years. At December 31, 2007, we had no options available for grant and 528,334 options granted and outstanding under the 1996 Stock Option Plan. At December 31, 2007, we had reserved 528,334 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

In August 2000, we adopted the 2000 Stock Plan. The 2000 Stock Plan, as amended, provides for incentive stock options, nonqualified stock options, restricted stock and restricted stock units to be granted to our employees and consultants. Our Board of Directors or designated committees establish the terms of each option granted under the 2000 Stock Plan. The stock options granted under this plan generally vest over 3 to 5 years and

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

have a maximum contractual life of 10 years. At December 31, 2007, we had 786,921 shares available for grant and 9,883,993 options and 470,400 restricted stock units granted and outstanding under the 2000 Stock Plan. At December 31, 2007, we had reserved 11,141,314 shares of common stock for issuance upon exercise of options and grant of other equity awards pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. The stock options granted under this plan generally vest over 3 years and have a maximum contractual life of 10 years. At December 31, 2007, we had 286,000 options available for grant and 692,750 options granted and outstanding under the Directors’ Stock Option Plan. At December 31, 2007, we had reserved 978,750 shares of common stock for issuance upon exercise of options granted pursuant to the Directors’ Stock Option Plan.

On November 28, 2001, we assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. The stock options granted under this plan generally vested over 4 years and have a maximum contractual life of 10 years. At December 31, 2007, we had no options available for grant and 17,356 options granted and outstanding under the Transilica Stock Option Plan. At December 31, 2007, we had reserved 17,356 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

A summary of our stock option activity, excluding restricted stock units, and related information for the years ended December 31, 2007 and 2006 follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2004	6,726,862	$2.94
Granted	3,298,260	3.94
Exercised	(519,316)	1.96
Canceled	(251,903)	3.63

Balance at December 31, 2005	9,253,903	3.33
Granted	987,500	5.79
Exercised	(399,506)	1.96
Canceled	(208,244)	3.68

Balance at December 31, 2006	9,633,653	3.63
Granted	1,981,489	4.64
Exercised	(323,503)	2.18
Canceled	(169,206)	4.79

Balance at December 31, 2007	11,122,433	$3.92

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The weighted average exercise price per share at December 31, 2007 increased approximately $0.07 as a result of the stock option amendments under the tender offer described below. The total intrinsic value of options exercised during 2007 was $1.0 million. During 2007, there were no grants to non-employees.

The following presents information about outstanding stock options, excluding restricted stock units, at December 31, 2007 (in thousands, except years and per share data):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.38 - $ 0.88	431,799	1.9	$0.82	$2,466	431,799	$0.82	$2,466
1.25 - 2.85	3,175,172	5.5	2.48	12,859	3,105,535	2.48	12,577
2.89 - 4.35	3,264,223	7.2	3.87	8,683	956,493	3.67	2,736
4.47 - 6.64	4,078,269	8.2	5.04	6,077	1,389,916	5.24	1,793
7.75 - 10.40	64,370	3.5	9.32	—	64,370	9.32	—
12.35 - 15.45	99,600	3.5	13.92	—	99,600	13.92	—
19.84 - 37.88	9,000	3.2	22.70	—	9,000	22.70	—

$ 0.38 - $37.88	11,122,433	6.8	$3.92	$30,085	6,056,713	$3.48	$19,572

The aggregate intrinsic value in the table above was based on the closing price of our common stock of $6.53 as of December 31, 2007. The aggregate fair value of stock options vesting during 2007 and 2006 was $4.8 million and $4.6 million, respectively. At December 31, 2006, we had 4,774,991 options exercisable at a weighted average exercise price of $3.10 per option. At December 31, 2005, we had 3,576,404 options exercisable at a weighted average exercise price of $2.82 per option.

During 2007, an aggregate of 470,400 restricted stock units were granted under the 2000 Stock Plan, including 197,600 in accordance with the fiscal year 2007 incentive compensation program discussed below.

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase our common stock at 85% of the lower of the fair market value of the common stock at the beginning or end of each successive six-month offering period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each purchase period. At December 31, 2007, we had 184,658 shares available for purchase and reserved for issuance pursuant to the Employee Stock Purchase Plan.

2007 Incentive Compensation Program

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such compensation was earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $5.00 per share. An aggregate of 197,600 restricted stock units were awarded under the 2007 Program with a grant date fair value of $4.43 per share. The 2007 Program also provided for the payment of cash awards to certain employees to the extent any such compensation was earned.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

On February 8, 2008, our Board of Directors determined that the executive officers covered by the 2007 Program each achieved the maximum awards set forth in the 2007 Program based upon the 2007 Program’s profitability and revenue targets. As such, the maximum amount of cash awards under the 2007 Program were paid and the entire amount of restricted stock units awarded under the 2007 Program vested and the underlying shares were issued pursuant to the terms of the 2007 Program. In addition, our Board of Directors determined that certain employees were entitled to cash awards as set forth in the 2007 Program. The cash awards were paid in February 2008. See Note 7. During 2007, stock-based compensation expense recognized under the 2007 Program was $0.8 million. Stock-based compensation expense of $0.1 million will be recognized during the first quarter of 2008 under the 2007 Program as participants were required to be employed with us on the payment date to be eligible for awards under the 2007 Program. During 2007, we recognized $1.6 million relating to the cash awards under the 2007 Program. We will recognize $0.3 million relating to the cash awards during the first quarter of 2008 under the 2007 Program.

During the first quarter of 2008, our Board of Directors approved an annual incentive compensation program for fiscal year 2008 (2008 Program) covering executive officers and certain key managers and providing for incentive compensation to be paid, to the extent any such compensation is earned, 40% in cash and 60% through the performance vesting of restricted stock units under the 2000 Stock Plan based upon a stock price of $6.00 per share. An aggregate of 213,000 restricted stock units were awarded under the 2007 Program with a grant date fair value of $5.42 per share. The 2008 Program also provides for the payment of cash awards to certain key employees to the extent profitability goals are met under the 2008 Program.

The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2008 Program, including net revenue and adjusted profitability, as defined, for 2008. Any cash compensation earned will be paid during the first quarter of 2009. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2009. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan.

Stock Option Amendment Agreements with Certain Executive Officers

On December 28, 2006, we entered into Stock Option Amendment Agreements with James A. Fontaine, Chief Executive Officer and President of the Company, Albert H. Taddiken, Chief Operating Officer of the Company, and Robert S. Kirk, Vice President of the Worldwide Sales. The purpose of the agreements was to adjust certain stock option awards held by such executives so that the exercise price of portions of these awards would equal the fair market value of our common stock on the actual accounting measurement date of such awards, in order to eliminate potential tax liabilities facing these employees.

The agreements for Messrs. Kirk and Taddiken provided compensation to them in 2008 of $62,804 and $40,957, respectively, and in 2009 of $1,152 and $0, respectively, for the increase in the exercise price of their stock option awards subject to the agreement, provided they each are employed by us on those dates. The 2008 amounts were paid to Messrs. Kirk and Taddiken in January 2008 in accordance with their respective agreements. Mr. Fontaine declined this cash payment and this was reflected in his agreement.

Tender Offer to Amend Stock Options

On December 4, 2007, we completed a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase 1,313,738 shares of our common stock to increase the exercise price of portions of those stock options in order to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and the final regulations

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

promulgated by the United States Internal Revenue Service thereunder. The eligible stock option grants, as defined in the tender offer documents, that were the subject of the tender offer were granted under either our 1996 Stock Option Plan or our 2000 Stock Plan. During the fourth quarter of 2007, we recorded a charge of $0.2 million to stock-based compensation expense to account for the stock option amendments under the tender offer in accordance with SFAS No. 123(R). At December 31, 2007, the accrued compensation included $0.5 million for cash payments due under the tender offer. These cash payments were made during January 2008 in accordance with the provisions of the tender offer. We expect to record charges of up to approximatley $0.3 million in 2008 and 2009 for potential future cash payments as a result of this tender offer.

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

	Year Ended December 31,
	2007	2006	2005
Cost of revenue	$40	$50	$—
Research and development	2,448	2,588	—
Selling, general and administrative	3,608	3,174	—

Total stock-based compensation expense included in operating expenses	$6,056	$5,762	—

Total stock-based compensation expense	$6,096	$5,812	$—

The following table presents the effect on net income (loss) and net income (loss) per share compared with pro forma information as if we had adopted the fair value recognition provisions of SFAS No. 123 for 2005 (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net loss, as reported for prior periods (1)	N/A	N/A	$(2,438)
Add stock compensation expense recorded under the intrinsic value method	N/A	N/A	706
Less stock-based compensation expense computed under the fair value method (2)			(6,146)

Net income (loss), including the effect of stock-based compensation expense (3)	$1,144	$(5,152)	$(7,878)

Basic and diluted net loss per common share, as reported in prior periods (1)	N/A	N/A	$(0.05)

Basic and diluted net income (loss) per common share, including the effect of stock-based compensation expense (3)	$0.02	$(0.10)	$(0.15)

(1)	Net loss and net loss per share in 2005 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

(2)	Stock-based compensation expense in 2005 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net loss and net loss per share in 2005 represents pro forma information based on SFAS No. 123.

The weighted-average estimated value of the stock options granted during 2007, 2006 and 2005 was $2.43, $3.23 and $2.75 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	55.5%	60.3%	86.5%
Risk-free interest rate	4.5%	4.8%	3.8%
Expected dividends	0.0%	0.0%	0.0%
Expected term (years)	5.0	5.0	4.5

The expected volatility assumption for 2007 and 2006 was based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the fair market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms of at least 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility. Expected volatility for 2005 was based on historical stock price volatility.

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

The average per share value of restricted stock units granted during 2007 was $4.49 using our closing stock price on the respective grant dates.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated as of the respective grant dates of the purchase rights provided to employees under the plan using a Black-Scholes-Merton option-pricing formula and the same assumptions used for valuing stock options as disclosed under SFAS No. 123(R) above. The weighted-average estimated value of the purchase rights outstanding under this plan during 2007 and 2006 was $1.77 and $2.30 per right, respectively. During 2007 and 2006, we recognized $0.4 million and $0.6 million, respectively, of stock-based compensation expense as a result of this plan. The Employee Stock Purchase Plan was generally deemed to be non-compensatory under APB No. 25 for years prior to 2006.

At December 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $9.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.44 years. We anticipate that we will grant additional share-based awards to employees in the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

12.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations including any catch-up provisions. Under our 401(k) plan, we may elect to make voluntary contributions. In the first quarter of 2007, our Board of Directors approved a program to match a portion of the cash contributions made by employees to their 401(k) accounts. During 2007, we made matching contributions of $0.1 million to 401(k) accounts of our employees. No voluntary contributions were made for 2006 and 2005.

Microtune KG, our German operating company, and its subsidiaries sponsor defined contribution retirement plans for its employees. Retirement benefit expense was $0.1 million for 2007, 2006 and 2005, respectively.

13.    Geographic Information and Significant Customers

Our headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $3.4 million, $2.4 million and $(0.4) million for the years ended December 31, 2007, 2006 and 2005, respectively. Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2007	2006	2005
Asia Pacific	$38,635	$33,571	$27,613
North America	32,822	23,875	19,513
Europe	19,407	11,723	9,837
Other	277	63	28

Total	$91,141	$69,232	$56,991

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Year Ended December 31,
	2007	2006	2005
China (including Hong Kong)	27%	28%	27%
United States	21%	33%	32%
Mexico	14%	*	*
Germany	11%	10%	10%

*	Less than 10% of total net revenue

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The locations of property and equipment, net, are summarized below (in thousands):

	December 31,
	2007	2006
North America	$2,808	$2,870
Europe	922	1,009
Asia Pacific	473	396

Total	$4,203	$4,275

Sales to our significant customers, including sales to their respective manufacturing subcontractors, as a percentage of net revenue were as follows:

	2007	2006	2005
Cisco/Scientific-Atlanta (a Cisco company) (1) (3)	32%	23%	22%
Asustek Computer (2)	18%	17%	18%
Ten largest customers (3)	82%	76%	74%

(1)

Cisco Systems, Inc. (Cisco) completed its acquisition of Scientific-Atlanta on February 27, 2006. Net revenue generated from Cisco, excluding Scientific-Atlanta, was insignificant during 2006 and 2005. Net revenue generated from Scientific-Atlanta in 2005 excludes amounts attributed to Cisco.

(2)	Primarily for the benefit of ARRIS.
(3)	Includes respective manufacturing subcontractors

14.     Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2007 and 2006 as reported (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2007	December 31	September 30	June 30	March 31
Net revenue	$22,764	$23,813	$24,766	$19,798
Cost of revenue	10,943	11,823	11,987	9,945
Gross margin	11,821	11,990	12,779	9,853
Income (loss) from operations	(902)	29	917	(2,613)
Income (loss) before income taxes	29	1,252	2,176	(1,527)
Net income (loss)	(646)	1,202	2,133	(1,545)
Basic and diluted income (loss) per common share	$(0.01)	$0.02	$0.04	$(0.03)

	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
Net revenue	$16,572	$17,965	$19,170	$15,525
Cost of revenue	8,605	9,071	9,623	7,406
Gross margin	7,967	8,894	9,547	8,119
Loss from operations	(4,476)	(2,609)	(821)	(1,323)
Income (loss) before income taxes	(3,427)	(1,526)	275	(334)
Net income (loss)	(3,405)	(1,529)	146	(364)
Basic and diluted income (loss) per common share	$(0.06)	$(0.03)	$0.00	$(0.01)

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The results for the first quarter of 2007 did not include $0.1 million in cost of revenue related to the sale of inventory which had been previously identified as excess to expected demand and expensed in prior periods and included charges of $0.2 million in cost of revenue to recognize liabilities for non-cancelable inventory purchase obligations to subcontractor for inventories determined to be excess compared to current inventory levels and current demand forecasts and charges of $1.2 million in selling, general and administrative expense related to professional fees supporting the Audit Committee’s investigation into our stock option granting practices, the restatement of our financial statements filed in January 2007 and related ongoing derivative litigation. The results for the second quarter of 2007 did not include $0.2 million in cost of revenue related to the sale of inventory which had been previously identified as excess to expected demand and expensed in prior periods and included charges of $0.1 million in cost of revenue to recognize liabilities for non-cancelable inventory purchase obligations to subcontractor for inventories determined to be excess compared to current inventory levels and current demand forecasts and charges of $0.4 million in selling, general and administrative expense related to professional fees incurred to defend the ongoing derivative litigation. The results for the third quarter of 2007 did not include $0.2 million in cost of revenue related to the sale of inventory which had been previously identified as excess to expected demand and expensed in prior periods and included charges of $0.3 million in cost of revenue to recognize liabilities for non-cancelable inventory purchase obligations to subcontractor for inventories determined to be excess compared to current inventory levels and current demand forecasts and charges of $0.7 million in selling, general and administrative expense related for professional fees relating to ongoing legal activities resulting from the Audit Committee’s previously completed investigation into our stock option granting practices, including the ongoing investigation of the SEC and the ongoing derivative litigation. The results for the fourth quarter of 2007 did not include $0.3 million in cost of revenue related to the sale of inventory which had been previously identified as excess to expected demand and expensed in prior periods and included charges of $0.2 million in cost of revenue to recognize liabilities for non-cancelable inventory purchase obligations to subcontractor for inventories determined to be excess compared to current inventory levels and current demand forecasts, charges of $0.8 million in selling, general and administrative expense related for professional fees relating to ongoing legal activities resulting from the Audit Committee’s previously completed investigation into our stock option granting practices, including the ongoing investigation of the SEC and the ongoing derivative litigation and a charge of $0.6 million in income tax expense relating to withholding taxes on certain cross-border transactions.

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