Form 10-Q
period 2008-03-31
MICROTUNE INC
filed 2008-04-30
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2008, there were approximately 54,291,262 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

March 31, 2008

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$84,507	$87,537
Accounts receivable, net	12,428	9,489
Inventories	11,183	10,979
Other current assets	3,398	2,313

Total current assets	111,516	110,318
Property and equipment, net	5,425	4,203
Other assets and deferred charges	2,516	2,788

Total assets	$119,457	$117,309

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,360	$4,460
Accrued compensation	2,132	4,634
Accrued expenses	2,569	2,703
Deferred revenue	198	166

Total current liabilities	12,259	11,963
Non-current liabilities	303	122
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 54,250 and 53,999, respectively	54	54
Additional paid-in capital	463,421	462,402
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(355,592)	(356,244)

Total stockholders’ equity	106,895	105,224

Total liabilities and stockholders’ equity	$119,457	$117,309

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$25,463	$19,798
Cost of revenue	13,222	9,945

Gross margin	12,241	9,853
Operating expenses:
Research and development	6,017	5,850
Selling, general and administrative	5,959	6,616

Total operating expenses	11,976	12,466

Income (loss) from operations	265	(2,613)
Other income (expense):
Interest income	526	1,041
Foreign currency gains, net	140	39
Other, net	2	6

Income (loss) before income taxes	933	(1,527)
Income tax expense	281	18

Net income (loss)	$652	$(1,545)

Net income (loss) per common share:
Basic	$0.01	$(0.03)

Diluted	$0.01	$(0.03)

Weighted-average common shares outstanding:
Basic	54,138	53,441

Diluted	56,759	53,441

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$652	$(1,545)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	458	369
Foreign currency gains, net	(140)	(39)
Stock-based compensation	1,054	1,456
Loss on disposal of assets	18	1
Changes in operating assets and liabilities:
Accounts receivable, net	(2,939)	(2,578)
Inventories	(204)	236
Other assets	(813)	165
Accounts payable	2,060	1,567
Accrued expenses	(267)	183
Accrued compensation	(2,502)	(205)
Deferred revenue	32	80
Other liabilities	(29)	(1)

Net cash used in operating activities	(2,620)	(311)
Investing activities:
Purchases of property and equipment	(515)	(243)
Proceeds from sale of available-for-sale investments	—	2,150

Net cash provided by (used in) investing activities	(515)	1,907
Financing activities:
Proceeds from issuance of common stock	242	667
Surrender of common stock by employees for payroll taxes	(277)	—

Net cash provided by (used in) financing activities	(35)	667
Effect of foreign currency exchange rate changes on cash	140	39

Net increase (decrease) in cash and cash equivalents	(3,030)	2,302
Cash and cash equivalents at beginning of period	87,537	38,010

Cash and cash equivalents at end of period	$84,507	$40,312

Non-cash investing activities:
Investment in enterprise software and equipment	$1,183	$—

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

General

The accompanying unaudited financial statements as of and for the first quarter of 2008 and 2007 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2008 and 2007 have been made. Results of operations for the first quarter of 2008 and 2007 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

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

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities, liabilities for potential incentive compensation and other amounts. We also use estimates, judgments and assumptions to determine the impairment of investments and the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the first quarter of 2008 and 2007 were insignificant. No allowance for doubtful accounts was recorded as of March 31, 2008 and December 31, 2007, respectively.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the first quarter of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.1) million and $0.1 million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Property and equipment acquired under capital leases are recorded at the lower of the fair value or the present value of the future minimum lease payments and are amortized using the straight-line method over the lease term. At March 31, 2008, our obligations under capital leases were $0.2 million.

Revenue Recognition

We recognize revenue when we receive a purchase order from our customer, our product has been shipped, title has transferred to our customer, the price that we will receive for our product is fixed or determinable and payment from our customer is considered probable. Title to our product transfers to our customer either when it is shipped to or received by our customer, based on the terms of our specific agreement with the customer.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2008, the sales value of products shipped for which revenue was deferred was insignificant. At December 31, 2007, there were no products shipped for which revenue was deferred.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the first quarter of 2008 and 2007, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.2 million as of March 31, 2008 and December 31, 2007, respectively.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one-year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains were $0.1 million and insignificant during the first quarter of 2008 and 2007, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at March 31, 2008 and December 31, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we recorded no liability for uncertain income tax positions. Uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2007	$—
Tax positions taken prior to 2008	105

Balance at March 31, 2008	$105

At March 31, 2008, the uncertain income tax positions were related to foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at March 31, 2008 and December 31, 2007.

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which we operate.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee stock purchase plan options. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the first quarter of 2007.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Our computation of income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$652	$(1,545)

Weighted average common shares outstanding	54,138	53,441
Weighted average dilutive potential common shares:
Stock options	2,449	—
Restricted stock units	172	—

Weighted average common and dilutive potential common shares	56,759	53,441

Basic income (loss) per common share	$0.01	$(0.03)

Diluted income (loss) per common share	$0.01	$(0.03)

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock options	4,260	9,537
Restricted stock units	—	198
Employee stock purchase plan	57	49

Total anti-dilutive securities excluded	4,317	9,784

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) and the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2008 and 2007 was $1.1 million and $1.5 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 7.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at March 31, 2008 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At March 31, 2008, approximately 59% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

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

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 6. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material adverse effect on our operating results and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 6.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. On February 6, 2008 the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

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

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with Statement 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect these statements to have an impact on our financial condition or results of operations for past transactions.

2.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$5,911	$7,350
Work-in-process	5,118	3,544
Raw materials	154	85

Total inventories	$11,183	$10,979

3.	Accrued Compensation

Accrued compensation consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued vacation	$1,163	$1,088
Accrued payroll taxes	99	706
Accrued incentive compensation	79	1,607
Other	791	1,233

Total accrued compensation	$2,132	$4,634

At December 31, 2007, accrued incentive compensation consisted primarily of cash awards under the fiscal year 2007 incentive compensation program. These cash awards were paid in February 2008. See Note 7.

We voluntarily contacted the United States Department of Treasury Internal Revenue Service (IRS) regarding the findings of the Audit Committee’s investigation into our stock option granting practices with the intent of pursuing a negotiated settlement with the IRS. On March 28, 2008, we paid the IRS $0.2 million upon completion of its examination of our payroll tax returns for the years 2003 through 2006 and other matters related to the Audit Committee’s investigation. At December 31, 2007, the accrued payroll taxes included $0.6 million in estimated taxes and interest relating to this issue. As a result of the completion of the IRS examination, in the first quarter of 2008, we realized a benefit to operating expenses of $0.4 million for amounts previously accrued in excess of the amounts actually paid to the IRS.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued non-cancelable inventory purchase obligations	$464	$769
Other	2,105	1,934

Total accrued expenses	$2,569	$2,703

The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 6. The accrued expenses are expected to be paid during the next twelve months.

5.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2008 and December 31, 2007 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2007, we had a net operating loss carryforward of approximately $188.9 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the first quarter of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to a $0.3 million charge relating to withholding taxes on certain cross-border transactions and alternative minimum taxes, partially offset by permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the first quarter of 2008 consisted of the withholding taxes described above, alternative minimum taxes and foreign income taxes.

In the first quarter of 2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the first quarter of 2007 consisted of foreign income taxes.

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

6.	Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of March 31, 2008 are as follows (in thousands):

Year Ending December 31,
2008	$930
2009	1,103
2010	994
2011	944
2012	955
Thereafter	6,237

Total future minimum lease payments	$11,163

Rent expense for the first quarter of 2008 and 2007 was $0.4 million and $0.3 million, respectively.

Purchase Commitments

As of April 22, 2008, we had approximately $17.0 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of March 31, 2008, we were unaware of any such contractual claims by any of our customers.

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

Audit Committee Investigation, Restatement, SEC Investigation and Derivative Litigation

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas – Sherman Division against certain of our current and former officers and directors and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to the historical stock option granting practices described in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on January 22, 2007.

On March 31, 2008, the Court granted the defendants’ motions to dismiss the derivative lawsuit. The Court dismissed the litigation, citing, among other things, the failure of the plaintiff to adequately plead any violations of the United States. securities laws and the failure to make a demand on our Board of Directors before filing the lawsuit. Certain of the claims were dismissed with prejudice and other claims were dismissed without prejudice. The Court has granted the plaintiff sixty (60) days to file an amended complaint with regard to the claims dismissed without prejudice, if the plaintiff can do so in good faith and in compliance with Rule 11 of the Federal Rules of Civil Procedure. If the plaintiff files an amended complaint, Microtune and the other defendants plan to continue to defend themselves vigorously.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements, the defense of the derivative lawsuit and related regulatory matters. In addition, we have been obligated to indemnify and advance legal expenses to certain current and former officers and directors pursuant to our indemnification agreements with such current and former officers and directors for legal proceedings related to these matters. We have incurred expenses of approximately $6.5 million through March 31, 2008 related to these matters, net of amounts reimbursed and expected to be reimbursed by our directors’ and officers’ liability insurance. We may continue to incur substantial expenses in connection with these matters, although our directors’ and officers’ liability insurance is expected to cover a significant portion of our future expenses.

Initial Public Offering Litigation and Section 16 Litigation

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

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

On March 26, 2008, the district court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the district court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims, except for those claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period.

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

7.	Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On March 31, 2008, 54,250,262 rights were outstanding.

2007 Incentive Compensation Program

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Program) covering executive officers and providing for incentive compensation, to the extent any such

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

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

On February 8, 2008, our Board of Directors determined that the executive officers covered by the 2007 Program each achieved the maximum awards set forth in the 2007 Program based upon the 2007 Program’s profitability and revenue targets. As such, the maximum amount of cash awards under the 2007 Program were paid and the entire amount of restricted stock units awarded under the 2007 Program vested and the underlying shares were issued pursuant to the terms of the 2007 Program. Of the total shares issued under the 2007 Program, certain executive officers surrendered an aggregate of 51,266 shares to satisfy minimum payroll tax withholding requirements. In addition, our Board of Directors determined that certain employees were entitled to cash awards as set forth in the 2007 Program. The cash awards were paid in February 2008. During 2007, stock-based compensation expense recognized under the 2007 Program was $0.8 million. Stock-based compensation expense of $0.1 million was recognized during the first quarter of 2008 under the 2007 Program as participants were required to be employed with us on the payment date to be eligible for awards under the 2007 Program. During 2007, we recognized $1.6 million relating to the cash awards under the 2007 Program. We recognized $0.3 million relating to the cash awards during the first quarter of 2008 under the 2007 Program.

2008 Incentive Compensation Program

During the first quarter of 2008, our Board of Directors approved an annual incentive compensation program for fiscal year 2008 (2008 Program) covering executive officers and certain key managers and providing for incentive compensation to be paid, to the extent any such compensation is earned, 40% in cash and 60% through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 213,000 restricted stock units were awarded under the 2008 Program with a grant date fair value of $5.42 per share. The 2008 Program also provides for the payment of cash awards to certain key employees to the extent profitability goals are met under the 2008 Program.

The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2008 Program, including net revenue and adjusted profitability, as defined, for 2008. Any cash compensation earned will be paid during the first quarter of 2009. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2009. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. During the first quarter of 2008, amounts recognized under the 2008 Program in stock-based compensation expense relating to the restricted stock units and amounts recognized relating to the cash awards were insignificant.

Stock Option Amendment Agreements with Certain Executive Officers

On December 28, 2006, we entered into Stock Option Amendment Agreements with James A. Fontaine, Chief Executive Officer and President of the Company, Albert H. Taddiken, Chief Operating Officer of the Company, and Robert S. Kirk, Vice President of the Worldwide Sales. The purpose of the agreements was to adjust certain stock option awards held by such executives so that the exercise price of portions of these awards would equal the market value of our common stock on the actual accounting measurement date of such awards, in order to eliminate potential tax liabilities facing these employees.

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

Tender Offer to Amend Stock Options

On December 4, 2007, we completed a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase 1,313,738 shares of our common stock to increase the exercise price of portions of those stock options in order to limit the potential adverse personal tax consequences that may apply to those stock options

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

under Section 409A of the Internal Revenue Code and the final regulations promulgated by the IRS thereunder. The eligible stock option grants, as defined in the tender offer documents, that were the subject of the tender offer were granted under either our 1996 Stock Option Plan or our 2000 Stock Plan. At December 31, 2007, the accrued compensation included $0.5 million for cash payments due under the tender offer. These cash payments were made in January 2008 in accordance with the provisions of the tender offer. During the first quarter of 2008, the charge to stock-based compensation expense to account for the stock option amendments under the tender offer in accordance with SFAS No. 123(R) was insignificant. At March 31, 2008, the cash payments due under the tender offer included in accrued compensation were insignificant. These cash payments were made during April 2008 in accordance with the provisions of the tender offer. We expect to record charges of up to approximately $0.3 million during the remainder of 2008 and 2009 for potential future cash payments as a result of this tender offer.

Stock Repurchase Program

On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. The stock repurchase program will be funded using our available cash balances and working capital. See Part II, Item 1A., “Risk Factors” below.

Stock-based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$5	$10
Research and development	358	654
Selling, general and administrative	691	792

Total stock-based compensation expense included in operating expenses	$1,049	$1,446

Total stock-based compensation expense	$1,054	$1,456

At March 31, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2008 Program described above, was approximately $8.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units under the 2008 Program will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

8.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $2.7 million and $0.3 million for the first quarter of 2008 and 2007, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2008	2007
Asia Pacific	$11,589	$8,250
North America	8,247	7,880
Europe	5,533	3,633
Other	94	35

Total	$25,463	$19,798

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2008	2007
China (including Hong Kong)	26%	26%
Mexico	24%	*
Germany	12%	12%
United States	*	39%

*	Less than 10% of total net revenue

The locations of property and equipment are summarized below (in thousands):

	March 31, 2008	December 31, 2007
North America	$3,960	$2,808
Europe	1,027	922
Asia Pacific	438	473

Total	$5,425	$4,203

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2008	2007
Cisco	27%	30%
Unihan (1)(2)	18%	18%
Panasonic	12%	*
Samsung	10%	*
Ten largest customers	86%	85%

(1)	Primarily for the benefit of ARRIS
(2)	Formerly known as Asustek Computer
*	Less than 10% of total net revenue

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We caution readers that the forward-looking statements in this Quarterly Report on Form 10-Q are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements as a result of various factors. We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

NOTE: For a more complete understanding of our financial condition and results of operations, and the risks that could affect our future results, see “Risk Factors” in Part II, Item 1A. below which describes some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the United States Securities and Exchange Commission (SEC), before deciding to make an investment in our stock. You should also read “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3. below.

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

The cable, digital television and automotive electronics markets are intensely competitive and historically have seen rapid changes in demand. Certain applications, such as PC/TV, within our target markets can be characterized as having short product life cycles due to rapid technological changes, which can result in rapidly decreasing average selling prices (which we attempt to address with our product cost reduction efforts and higher levels of integration and functionality to counter price erosion) or rapid turnover in design wins. The volatility of demand within our target markets makes it difficult for us to identify and discuss business trends or to predict future results.

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

Products targeted to this market receive digital terrestrial signals. These products are designed for use in consumer electronics devices such as mobile televisions; integrated digital television (IDTV) sets; digital terrestrial set-top converter boxes; satellite receivers that include one or more terrestrial tuners used to receive local high-definition television broadcasts; VCRs; portable DVD players; digital personal video recorders (DVRs); DVD recorders and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices.

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

We monitor and analyze a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 10% and 12% of our net revenue from sales made through distributors in the first quarter of 2008 and 2007, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. The typical selling price of our tuner ICs generally range from approximately $1.80 to $2.50 for volume purchases. The typical selling price of our subsystem module products generally range from approximately $6.00 to $25.00. In 2008, we expect the average selling price of our products to slightly decrease. More significant decreases, should they occur, could have a material adverse effect on our gross margins, financial condition and results of operations.

•

Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including cash and stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. We record stock-based compensation expense in operating expenses in accordance with SFAS No. 123(R) which has resulted in a material charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

•

Other Income and Expense: We analyze the individual components of other income and expense. We also analyze interest income and the rate of return earned on our cash and cash equivalents and short-term investments.

•

Liquidity and Cash Flows: Our cash flows are primarily driven by our cash operating results and sales and purchases investments. The primary source of our liquidity is our cash and cash equivalents. From period to period, we experience fluctuations in various items, including our working capital accounts, capital expenditures and proceeds from the exercise of employee stock options and shares purchased under our employee stock purchase program.

•	Balance Sheet: We view cash and cash equivalents, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2008	2007
Net revenue	100%	100%
Cost of revenue	52	50

Gross margin	48	50
Operating expenses:
Research and development	24	30
Selling, general and administrative	23	33

Total operating expenses	47	63

Income (loss) from operations	1	(13)
Other income (expense)	3	5

Income (loss) before income taxes	4	(8)
Income tax expense	1	—

Net income (loss)	3%	(8)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Net Revenue

The following table presents net revenue from each of our product types in the first quarter of 2008 as compared to the first quarter of 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change	% Change
Silicon	$19,340	$15,220	$4,120	27%
Modules	6,113	4,497	1,616	36
Other	10	81	(71)	(88)

Total	$25,463	$19,798	$5,665	29%

The increase in net revenue in the first quarter of 2008 as compared to the first quarter of 2007 was primarily the result of increased shipments of silicon tuner products for the cable market, partially offset by slightly lower average selling prices of silicon tuner products for the cable market. An increase in shipments of module products for the automotive electronics market also contributed to the increase in net revenue in the first quarter of 2008. Silicon tuner unit shipments increased approximately 40% in the first quarter of 2008 from the first quarter of 2007, primarily in the cable market. Silicon amplifier unit shipments decreased approximately 16% in the first quarter of 2008 from the first quarter of 2007, primarily in the cable market, due to the integration of its functionality into one of our partner’s demodulator products and also certain of our next-generation silicon tuner products. Module unit shipments increased approximately 27% in the first quarter of 2008 from the first quarter of 2007, primarily in the automotive electronics market. We expect net revenues to grow between 15% and 20% in 2008 as compared to 2007, primarily driven by growth from the cable market, and to a lesser extent, the digital television and automotive electronics markets.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2008	2007
Cisco	27%	30%
Unihan (1)(2)	18%	18%
Panasonic	12%	*
Samsung	10%	*
Ten largest customers	86%	85%

(1)	Primarily for the benefit of ARRIS
(2)	Formerly known as Asustek Computer
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the first quarter of 2008 as compared to the first quarter of 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change		% Change
Cost of revenue	$13,222	$9,945	$3,277		33%

Gross margin	12,241	9,853	2,388		24
Gross margin %	48.1%	49.8%	(1.7	) pts.

Gross margin increased in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to an approximate $5.7 million increase in net revenue, partially offset by a 1.7 point decrease in gross margin percentage. Gross margin percentage in the first quarter of 2008 as compared to the first quarter of 2007 was negatively impacted by a change in the product mix of our silicon tuner products for the digital television market, slightly lower average selling prices of silicon tuner products for the cable market and lower than expected yields on initial product runs of a new cable silicon tuner. Gross margin percentage in the first quarter of 2008 as compared to the first quarter of 2007 was positively impacted by slightly lower average costs of silicon tuner products for the cable market, and to a lesser extent, an increase in net revenue from the cable market as a percentage of total net revenue, which generally had a higher gross margin percentage as compared to other markets. We expect our gross margin percentage in 2008 to be slightly lower than 2007.

Our cost of revenue for the first quarter of 2008 and 2007 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.2 million and $0.1 million, respectively. The net impact of changes in the inventory valuation allowances for the first quarter of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.1) million and $0.1 million, respectively. Cost of revenue for the first quarter of 2007 included charges of $0.2 million for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$5	$10
Research and development	358	654
Selling, general and administrative	691	792

Total stock-based compensation expense included in operating expenses	$1,049	$1,446

Total stock-based compensation expense	$1,054	$1,456

Operating Expenses

The following table presents operating expenses for the first quarter of 2008 as compared to the first quarter of 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change	% Change
Research and development	$6,017	$5,850	$167	3%
Selling, general and administrative	5,959	6,616	(657)	(10)

Total	$11,976	$12,466	$(490)	(4)%

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

The increase in research and development expenses in the first quarter of 2008 as compared to the first quarter of 2007 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 3% and an increase in compensation expense incurred in conjunction with our regular annual base compensation adjustments, an increase in prototyping expenses for new silicon projects and also the timing of these expenditures, partially offset by a decrease in stock-based compensation expense and a benefit of $0.3 million for taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006. See Note 3, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements. We expect research and development expenses to grow approximately 9% to 13% in 2008 compared to 2007, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 77 issued United States utility patents and have 31 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The decrease in selling, general and administrative expenses in the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to a decrease in professional fees incurred in connection with our ongoing derivative litigation and the SEC investigation. The results for the first quarter of 2008 included net charges of $0.1 million related to professional fees incurred in connection with our ongoing derivative litigation and the SEC investigation and a benefit of $0.1 million for taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006. See Note 3, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements and see Part II, Item 1. “Legal Proceedings.” The results for the first quarter of 2007 included charges of $1.2 million related to professional fees incurred in connection with the restatement of our financial statements in January 2007 and the related ongoing derivative litigation. We expect selling, general and administrative expenses to decrease approximately 8% to 12% in 2008 as compared to 2007.

Other Income

Other income consists primarily of interest income from our cash balances, net foreign currency gains and other non-operating income.

The following table presents a comparison of other income for the first quarter of 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change	% Change
Interest income	$526	$1,041	$(515)	(49)%
Foreign currency gains, net	140	39	101	259
Other, net	2	6	(4)	(67)

Total	$668	$1,086	$(418)	(38)%

The decrease in interest income in the first quarter of 2008 as compared to the first quarter of 2007 was primarily the result of significantly lower average rates of return on our cash balances. We expect interest income to decrease in 2008 as compared to 2007 due to lower average interest rates.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains. Foreign currency gains, net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the first quarter of 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change	% Change
Income tax expense	$281	$18	$263	1461%
Effective tax rate	30%	1%	29 pts.

In the first quarter of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to a $0.3 million charge relating to withholding taxes on certain cross-border transactions and alternative minimum taxes, partially offset by permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the first quarter of 2008 consisted of the withholding taxes described above, alternative minimum taxes and foreign income taxes. In the first quarter of 2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the first quarter of 2007 consisted of foreign income taxes.

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

Net Income (Loss)

The following table presents a comparison of our net income (loss) for the first quarter of 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change	% Change
Net income (loss)	$652	$(1,545)	$2,197	142%
Percent of net revenue	3%	(8)%	11 pts.

The increase in net income in the first quarter of 2008 as compared to the first quarter of 2007 was primarily the result of an increase in net revenue, which resulted in an increase of $2.4 million in gross margin, and a decrease in operating expenses, partially offset by a decrease in interest income, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of approximately $355.6 million as of March 31, 2008. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first quarter of 2008 and 2007 and at March 31, 2008 and December 31, 2007, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Three Months Ended March 31,
	2008	2007	Change	% Change
Operating cash flows	$(2,620)	$(311)	$(2,309)	(742)%
Investing cash flows	(515)	1,907	(2,422)	(127)
Financing cash flows	(35)	667	(702)	(105)

Capital expenditures	1,698	243	1,455	599

Days sales outstanding in accounts receivable	44	42	2	5
Inventory turns (annualized)	4.7	4.5	0.2	4

	March 31, 2008	December 31, 2007	Change	% Change
Cash and cash equivalents	$84,507	$87,537	$(3,030)	(3)%

Accounts receivable, net	12,428	9,489	2,939	31
Inventories	11,183	10,979	204	2
Working capital	99,257	98,355	902	1

In the first quarter of 2008, the increase in cash used in operating activities resulted primarily from working capital changes in accounts receivable due to an increase in net revenue and the timing of cash receipts, a decrease in accrued compensation due to cash payments under the annual incentive compensation program for fiscal year 2007 and cash payments under the tender offer completed with certain employees to amend certain stock options and a decrease in accrued expenses due to cash payments to the IRS relating to withholding taxes on certain cross-border transactions, partially offset by improved cash operating results and working capital changes in accounts payable due to the timing of cash disbursements. See Note 7, “Stockholders’ Equity,” to the Notes to Unaudited Consolidated Financial Statements.

In the first quarter of 2008, our primary use of cash from investing activities was the purchase of equipment related to testing and evaluation of our products. In the first quarter of 2007, our primary source of cash provided from investing activities was the sale of available-for-sale investments.

In the first quarter of 2008, our primary use of cash from financing activities was the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation under the 2007 Program, partially offset by cash provided from the exercise of employee stock options. In the first quarter of 2007, our primary source of cash from financing activities was the exercise of employee stock options.

Our cash and cash equivalents consisted of bank deposits and money market funds. In the aggregate, our cash and cash equivalents decreased by $3.0 million during the first quarter of 2008 to $84.5 million as a result of changes in working capital, incentive compensation payments and tax payments, as described above. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses to increase in the foreseeable future, particularly research and development expenses, sales and marketing expenses, and these expenses could constitute a material use of our cash resources. We also expect less significant increases in capital expenditures. As a result, our net cash flows will depend heavily on our level of future revenue and our ability to manage expenses.

See Note 6, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 10-K) filed with the SEC.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 6, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our 2007 10-K, except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and therefore should be read in conjunction with the risk factors and other information disclosed in our 2007 10-K.

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.

On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice.

Any repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.

Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue strategic opportunities and acquisitions and could result in lower overall returns on our cash balances.

There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 6.	EXHIBITS

Exhibit Number
3.1 (1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (1)	Third Amended and Restated Bylaws, as amended April 13, 2005.

10.1 (2)(4)	Sixth Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant dated January 7, 2008.

10.2 (3)	Description of Microtune 2008 Incentive Compensation Program.

10.3 (3)	Executive Officer Sales Incentive Compensation Plan.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 8, 2008.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 12, 2008.
(4)	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2008