Form 10-Q
period 2008-06-30
MICROTUNE INC
filed 2008-07-28
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 23, 2008, there were approximately 53,586,020 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

June 30, 2008

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$82,784	$87,537
Accounts receivable, net	13,238	9,489
Inventories	10,854	10,979
Other current assets	3,575	2,313

Total current assets	110,451	110,318
Property and equipment, net	5,668	4,203
Other assets and deferred charges	2,683	2,788

Total assets	$118,802	$117,309

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,391	$4,460
Accrued compensation	2,389	4,634
Accrued expenses	2,605	2,703
Deferred revenue	151	166

Total current liabilities	11,536	11,963
Non-current liabilities	273	122
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 53,581 and 53,999, respectively	54	54
Additional paid-in capital	461,793	462,402
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(353,866)	(356,244)

Total stockholders’ equity	106,993	105,224

Total liabilities and stockholders’ equity	$118,802	$117,309

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$26,612	$24,766	$52,075	$44,564
Cost of revenue	13,133	11,987	26,355	21,932

Gross margin	13,479	12,779	25,720	22,632
Operating expenses:
Research and development	6,419	5,819	12,436	11,669
Selling, general and administrative	5,514	6,043	11,473	12,659

Total operating expenses	11,933	11,862	23,909	24,328

Income (loss) from operations	1,546	917	1,811	(1,696)
Other income (expense):
Interest income	383	1,187	909	2,228
Foreign currency gains (losses), net	(65)	53	75	92
Other, net	7	19	9	25

Income before income taxes	1,871	2,176	2,804	649
Income tax expense	145	43	426	61

Net income	$1,726	$2,133	$2,378	$588

Net income per common share:
Basic	$0.03	$0.04	$0.04	$0.01

Diluted	$0.03	$0.04	$0.04	$0.01

Weighted-average common shares outstanding:
Basic	54,271	53,644	54,205	53,543

Diluted	55,764	54,521	56,248	54,267

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$2,378	$588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	943	725
Foreign currency gains, net	(75)	(92)
Stock-based compensation	2,390	3,006
Loss on disposal of assets	17	1
Changes in operating assets and liabilities:
Accounts receivable, net	(3,749)	(2,872)
Inventories	125	259
Other assets	(1,157)	398
Accounts payable	1,567	733
Accrued expenses	(299)	(261)
Accrued compensation	(2,245)	492
Deferred revenue	(15)	114
Other liabilities	9	11

Net cash provided by (used in) operating activities	(111)	3,102
Investing activities:
Purchases of property and equipment	(1,718)	(512)
Proceeds from sale of available-for-sale investments	—	12,150
Purchase of available-for-sale investments	—	(14,000)

Net cash used in investing activities	(1,718)	(2,362)
Financing activities:
Proceeds from issuance of common stock	953	981
Surrender of common stock by employees for payroll taxes	(277)	—
Repurchase and retirement of common stock, including direct expenses	(3,675)	—

Net cash provided by (used in) financing activities	(2,999)	981
Effect of foreign currency exchange rate changes on cash	75	92

Net increase (decrease) in cash and cash equivalents	(4,753)	1,813
Cash and cash equivalents at beginning of period	87,537	38,010

Cash and cash equivalents at end of period	$82,784	$39,823

Non-cash investing activities:
Investment in enterprise software and equipment	$(707)	$—

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

General

The accompanying unaudited financial statements as of and for the second quarter and first half of 2008 and 2007 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the second quarter and first half of 2008 and 2007 have been made. Results of operations for the second quarter and first half of 2008 and 2007 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

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

Use of Estimates

        We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities, liabilities for potential incentive compensation and other amounts. We also use estimates, judgments and assumptions to determine the impairment of investments and the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the second quarter and first half of 2008 and 2007 were insignificant. No allowance for doubtful accounts was recorded as of June 30, 2008 and December 31, 2007, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the second quarter of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.1) million and $0.2 million, respectively. The net impact of changes in the inventory valuation allowances for the first half of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.2) million and $0.4 million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Property and equipment acquired under capital leases are recorded at the lower of the fair value or the present value of the future minimum lease payments and are amortized using the straight-line method over the lease term. At June 30, 2008, our obligations under capital leases were $0.3 million.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2008, the sales value of products shipped for which revenue was deferred was insignificant. At December 31, 2007, there were no products shipped for which revenue was deferred.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the second quarter and first half of 2008 and 2007, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.1 million and $0.2 million as of June 30, 2008 and December 31, 2007, respectively.

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

Research and Development Costs

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred as our current process for developing our products is essentially complete concurrent with the establishment of technological feasibility. Our research and development efforts currently are focused primarily on the development of our next generation of products.

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of revenue.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one-year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses) were $ (0.1) million and $0.1 million during the second quarter of 2008 and 2007, respectively. Net foreign currency gains were $0.1 million during the first half of 2008 and 2007, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at June 30, 2008 and December 31, 2007.

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

Balance at December 31, 2007	$—
Tax positions taken prior to 2008	104

Balance at June 30, 2008	$104

At June 30, 2008, the uncertain income tax positions were related to foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at June 30, 2008 and December 31, 2007.

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

Income Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee stock purchase plan options.

Our computation of income per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,726	$2,133	$2,378	$588

Weighted average common shares outstanding	54,271	53,644	54,205	53,543
Weighted average dilutive potential common shares:
Stock options	1,445	868	1,919	720
Restricted stock units	48	9	124	4

Weighted average common and dilutive potential common shares	55,764	54,521	56,248	54,267

Basic income per common share	$0.03	$0.04	$0.04	$0.01

Diluted income per common share	$0.03	$0.04	$0.04	$0.01

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

The following table sets forth anti-dilutive securities that have been excluded from net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	7,216	1,754	6,052	1,754
Restricted stock units	459	—	164	—
Employee stock purchase plan	41	54	60	54

Total anti-dilutive securities excluded	7,716	1,808	6,276	1,808

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) and the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under SFAS No. 123(R) for the second quarter of 2008 and 2007 was $1.3 million and $1.6 million, respectively, and $2.4 million and $3.0 million for the first half of 2008 and 2007, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at June 30, 2008 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At June 30, 2008, approximately 61% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

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

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted against us in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 7. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material adverse effect on our results of operations and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 7.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. On February 6, 2008 the FASB issued final FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removed certain leasing transactions from the scope of SFAS No. 157. The effective date of SFAS No. 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. We do not have any transactions or balances that were impacted by adopting SFAS No. 157.

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

2.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Gross accounts receivable	$13,266	$9,489
Deferred revenue	(28)	—

Accounts receivable, net	$13,238	$9,489

3.	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$6,552	$7,350
Work-in-process	3,893	3,544
Raw materials	409	85

Total inventories	$10,854	$10,979

4.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued vacation	$1,306	$1,088
Accrued incentive compensation	303	1,607
Accrued payroll taxes	112	706
Other	668	1,233

Total accrued compensation	$2,389	$4,634

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued non-cancelable inventory purchase obligations	$472	$769
Other	2,133	1,934

Total accrued expenses	$2,605	$2,703

The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 7. The accrued expenses are expected to be paid during the next twelve months.

6.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at June 30, 2008 and December 31, 2007 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2007, we had a net operating loss carryforward of approximately $188.9 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the second quarter and first half of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances, lower alternative minimum tax rates and lower foreign tax rates. Income tax expense for the second quarter and first half of 2008 consisted of the withholding taxes on certain cross border transactions, alternative minimum taxes and foreign income taxes.

In the second quarter and first half of 2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the second quarter first half of 2007 consisted of foreign income taxes.

7.	Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of June 30, 2008 were as follows (in thousands):

Year Ending December 31,
2008	$627
2009	1,108
2010	994
2011	944
2012	955
Thereafter	6,237

Total future minimum lease payments	$10,865

Rent expense for the second quarter of 2008 and 2007 was $0.4 million and $0.4 million, respectively. Rent expense for the first half of 2008 and 2007 was $0.7 million and $0.7 million, respectively.

Purchase Commitments

As of July 23, 2008, we had approximately $20.1 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of June 30, 2008, we were unaware of any such contractual claims by any of our customers.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

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

We voluntarily contacted the SEC in July 2006 regarding the Audit Committee’s independent investigation into our stock option granting practices, and representatives of the Audit Committee met with the SEC in February 2007 and again in July 2007 to discuss the findings of the Audit Committee’s investigation. On July 6, 2007, we learned that the SEC’s investigation into our stock option granting practices had become formal in April 2007. We also voluntarily provided documents to the SEC during all phases of its inquiry. We fully cooperated with the SEC in its investigation of these matters.

On June 30, 2008, we announced that we had reached a settlement with the SEC relating to our historical stock option granting practices. We agreed to settle with the SEC, without admitting or denying the allegations in the SEC’s complaint, by consenting to the entry of a permanent injunction against future violations of the federal securities laws. We were not required to pay any civil penalty or other money damages as part of the settlement. The SEC also filed suit against Douglas J. Bartek, our former Chairman and Chief Executive Officer, who resigned in June 2003, and Nancy A. Richardson, our former Chief Financial Officer and General Counsel, who resigned in March 2004, alleging various violations of the U.S. securities laws related to our historical stock option granting practices. The suit against Mr. Bartek and Ms. Richardson is still pending.

On January 31, 2007, a stockholder derivative lawsuit was filed by putative stockholder, Peter A. Pedroli, in the United States District Court for the Eastern District of Texas – Sherman Division against certain of our current and former officers and directors and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to the historical stock option granting practices described in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on January 22, 2007.

On March 31, 2008, the Court granted the defendants’ motions to dismiss the derivative lawsuit. The Court dismissed the litigation, citing, among other things, the failure of Mr. Pedroli to adequately plead any violations of the United States securities laws and the failure to make a demand on our Board of Directors before filing the lawsuit. Certain of the claims were dismissed with prejudice and other claims were dismissed without prejudice. On June 30, 2008, we announced that the Court had entered a final judgment on June 27, 2008, dismissing the derivative litigation commenced by Mr. Pedroli.

Prior to the dismissal of the litigation, on May 21, 2008, Mr. Pedroli made a demand on the Board of Directors that the Company take certain actions related to the Company’s historical stock option granting practices. The Board of Directors formed a committee to work with the assistance and advice of outside counsel to evaluate the Pedroli demand and to review each of the allegations and claims made in his demand letter. The committee concluded its investigation and sent a response to Mr. Pedroli’s attorneys on July 24, 2008 advising that the Board of Directors had reviewed the demand and determined that it was not in the best interests of the Company or its shareholders to initiate litigation in response to the demand.

        We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements, the defense of the Pedroli derivative lawsuit and related regulatory matters. In addition, we have been obligated to indemnify and advance legal expenses to certain current and former officers and directors pursuant to our indemnification agreements with such current and former officers and directors for legal proceedings related to these matters. We have incurred expenses of approximately $6.6 million through June 30, 2008 related to these matters, net of amounts reimbursed and expected to be reimbursed by our directors’ and officers’ liability insurance. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, although our directors’ and officers’ liability insurance is expected to cover a significant portion of any future expenses.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

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

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On June 30, 2008, 53,581,020 rights were outstanding.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2008 Program, including net revenue and adjusted profitability, as defined, for 2008. Any cash compensation earned will be paid during the first quarter of 2009. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2009. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. Stock-based compensation expense of $0.2 million was recognized during the second quarter and first half of 2008 under the 2008 Program. We recognized $0.2 million relating to the cash awards during the second quarter and first half of 2008 under the 2008 Program.

Tender Offer to Amend Stock Options

On December 4, 2007, we completed a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase 1,313,738 shares of our common stock to increase the exercise price of portions of those stock options in order to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and the final regulations promulgated by the IRS thereunder. The eligible stock option grants, as defined in the tender offer documents, that were the subject of the tender offer were granted under either our 1996 Stock Option Plan or our 2000 Stock Plan. At December 31, 2007, the accrued compensation included $0.5 million for cash payments due under the tender offer. These cash payments were made in January 2008 in accordance with the provisions of the tender offer. During the second quarter and first half of 2008, the charges to account for the stock option amendments under the tender offer were insignificant. At June 30, 2008, the cash payments due under the tender offer included in accrued compensation were insignificant. These cash payments were made during July 2008 in accordance with the provisions of the tender offer. We expect to record charges of up to approximately $0.2 million during the remainder of 2008 and 2009 for potential future cash payments as a result of this tender offer.

Stock Repurchase Program

On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. The stock repurchase program will be funded using our available cash balances and working capital. As of June 30, 2008, we repurchased and retired approximately 927,000 shares of our common stock at a cost of $3.7 million and $6.3 million remained available to repurchase our common stock under the program.

Share-Based Awards

During the second quarter of 2008, we granted our employees approximately 446,000 restricted stock unit (“RSU”) awards in conjunction with our annual review of all employee compensation. The RSU awards vest in May 2012. The grant date fair value of the RSU awards granted during the second quarter of 2008 was $4.25 per share.

Stock-based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$10	$11	$15	$21

Research and development	531	555	889	1,209
Selling, general and administrative	795	984	1,486	1,776

Total stock-based compensation expense included in operating expenses	$1,326	$1,539	$2,375	$2,985

Total stock-based compensation expense	$1,336	$1,550	$2,390	$3,006

        At June 30, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2008 Program described above, was $9.2 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units under the 2008 Program will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

9.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $0.3 million and $0.4 million for the second quarter of 2008 and 2007, respectively. Net income from foreign operations totaled $1.2 million and $0.8 million for the first half of 2008 and 2007, respectively. Net revenue by geographical area is summarized below (in thousands):

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asia Pacific	$11,337	$10,050	$22,926	$18,300
North America	8,557	9,153	16,804	17,033
Europe	6,426	5,449	11,959	9,082
Other	292	114	386	149

Total	$26,612	$24,766	$52,075	$44,564

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
China (including Hong Kong)	26%	30%	26%	28%
Mexico	26%	*	25%	*
Germany	13%	10%	13%	11%
United States	*	36%	*	37%

*	Less than 10% of total net revenue

The locations of property and equipment are summarized below (in thousands):

	June 30, 2008	December 31, 2007
North America	$4,139	$2,808
Europe	1,086	922
Asia Pacific	443	473

Total	$5,668	$4,203

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cisco	28%	35%	28%	33%
Unihan (1)(2)	12%	21%	15%	20%
Panasonic	13%	*	13%	*
Samsung	10%	*	10%	*
Ten largest customers	87%	85%	86%	84%

(1)	Primarily for the benefit of ARRIS
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This market includes products targeted for mobile automotive and airline environments. Our automotive electronics products range from components for traditional AM/FM radios (including tuners and in-glass antenna amplifiers) to components for emerging entertainment applications, including in-car television, in-flight video, digital radio, such as digital audio broadcast, and HD radio™.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 8% of our net revenue from sales made through distributors in both the second quarter of 2008 and 2007. We generated approximately 9% and 10% of our net revenue from sales made through distributors in the first half of 2008 and 2007, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials and wafer fabrication, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) is insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical average selling price trends and the components of cost of revenue. In 2008, we expect the average selling price of our products to slightly decrease. More significant decreases, should they occur, could have a material adverse effect on our gross margins, results of operations and financial condition.

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

•	Balance Sheet: We view cash and cash equivalents, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	49	48	51	49

Gross margin	51	52	49	51
Operating expenses:
Research and development	24	24	24	26
Selling, general and administrative	21	24	22	29

Total operating expenses	45	48	46	55

Income (loss) from operations	6	4	3	(4)
Other income (expense)	1	5	2	5

Income before income taxes	7	9	5	1
Income tax expense	1	—	1	—

Net income	6%	9%	4%	1%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Net Revenue

The following table presents net revenue from each of our product types in the second quarter and first half of 2008 as compared to the second quarter and first half of 2007 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Silicon	$19,190	$19,686	$(496)	(3)%	$38,531	$34,907	$3,624	10%
Modules	7,384	5,033	2,351	47	13,497	9,530	3,967	42
Other	38	47	(9)	(19)	47	127	(80)	(63)

Total	$26,612	$24,766	$1,846	7%	$52,075	$44,564	$7,511	17%

The increase in net revenue in the second quarter of 2008 as compared to the second quarter of 2007 was primarily the result of increased shipments of module products for the automotive electronics market and to a lesser extent, silicon amplifier shipments for the cable market, partially offset by lower average selling prices of silicon tuner products for the cable market. Module unit shipments increased approximately 30% in the second quarter of 2008 from the second quarter of 2007, primarily in the automotive electronics market. Silicon tuner shipments decreased approximately 3% and silicon amplifier unit shipments increased approximately 93% in the second quarter of 2008 from the second quarter 2007, primarily relating to the cable market.

The increase in net revenue in the first half of 2008 as compared to the first half of 2007 was primarily the result of increased shipments of silicon tuner products for the cable market, module products for the automotive electronics market and silicon amplifier products for the cable market, partially offset by decreased shipments of silicon tuner products for the digital television market. Silicon tuner shipments increased approximately 15% and silicon amplifier shipments increased approximately 24% in the first half of 2008 from the first half of 2007, primarily relating to the cable market. Module unit shipments increased approximately 28% in the first half of 2008 from the first half of 2007, primarily relating to the automotive electronics market.

We expect net revenues to grow between 18% and 23% in 2008 as compared to 2007, primarily driven by growth from the cable and automotive electronics markets, and to a lesser extent, the digital television market.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cisco	28%	35%	28%	33%
Unihan (1)(2)	12%	21%	15%	20%
Panasonic	13%	*	13%	*
Samsung	10%	*	10%	*
Ten largest customers	87%	85%	86%	84%

(1)	Primarily for the benefit of ARRIS
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin in the second quarter and first half of 2008 as compared to the second quarter and first half of 2007 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
Cost of revenue	$13,133	$11,987	$1,146		10%	$26,355	$21,932	$4,423		20%
Gross margin	13,479	12,779	700		5%	25,720	22,632	3,088		14%
Gross margin %	50.7%	51.6%	(0.9	)pts.		49.4%	50.8%	(1.4	) pts.

        Gross margin increased in the second quarter of 2008 as compared to the second quarter of 2007 primarily due to an approximate $1.8 million increase in net revenue, partially offset by a 0.9 point decrease in gross margin percentage. Gross margin percentage in the second quarter of 2008 as compared to the second quarter of 2007 was negatively impacted by an increase in net revenue for the automotive electronics market as a percentage of total net revenue, which generally had a lower gross margin percentage as compared to other markets, and slightly lower average selling prices of silicon tuner products for the cable market. Gross margin percentage in the second quarter of 2008 as compared to the second quarter of 2007 was positively impacted by slightly lower average costs of silicon tuner products for the cable market.

Gross margin increased in the first half of 2008 as compared to the first half of 2007 primarily due to an approximate $7.5 million increase in net revenue, partially offset by a 1.4 point decrease in gross margin percentage. Gross margin percentage in the first half of 2008 as compared to the first half of 2007 was negatively impacted by an increase in net revenue for the automotive electronics market as a percentage of total net revenue, which generally had a lower gross margin percentage as compared to other markets, slightly lower average selling prices of silicon tuner products for the cable market and lower than expected yields on initial product runs of a new cable silicon tuner. Gross margin percentage in the first half of 2008 as compared to the first half of 2007 was positively impacted by slightly lower average costs of silicon tuner products for the cable market.

We expect our gross margin percentage in 2008 to be slightly lower than 2007.

Our cost of revenue for the second quarter of 2008 and 2007 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.1 million and $0.2 million, respectively. The net impact of changes in the inventory valuation allowances for the second quarter of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.1) million and $0.2 million, respectively. Cost of revenue for the second quarter of 2007 included charges of $0.1 million for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

Our cost of revenue did not include approximately $0.3 million of costs relating to the sale of inventory which had previously been written-off as excess for the first half of 2008 and 2007. The net impact of changes in the inventory valuation allowances for the first half of 2008 and 2007 was a charge (benefit) to cost of revenue of approximately $(0.2) million and $0.4 million, respectively. Cost of revenue for the first half of 2008 and 2007 included charges of $0.1 million and $0.3 million, respectively, for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$10	$11	$15	$21

Research and development	531	555	889	1,209
Selling, general and administrative	795	984	1,486	1,776

Total stock-based compensation expense included in operating expenses	$1,326	$1,539	$2,375	$2,985

Total stock-based compensation expense	$1,336	$1,550	$2,390	$3,006

Operating Expenses

The following table presents operating expenses for the second quarter and first half of 2008 as compared to the second quarter and first half of 2007 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Research and development	$6,419	$5,819	$600	10%	$12,436	$11,669	$767	7%
Selling, general and administrative	5,514	6,043	(529)	(9)	11,473	12,659	(1,186)	(9)

Total	$11,933	$11,862	$71	1%	$23,909	$24,328	$(419)	(2)%

Research and Development

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. To date, we have expensed all of our research and development costs in the period incurred as our process for developing our products has been essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of products.

The increase in research and development expenses in the second quarter of 2008 as compared to the second quarter of 2007 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 7% and an increase in compensation expense incurred in conjunction with our regular annual base compensation adjustments, partially offset by a decrease in prototyping expenses for new silicon projects and also the timing of these expenditures. See Note 4, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements.

The increase in research and development expenses in the first half of 2008 as compared to the first half of 2007 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 11%, an increase in compensation expense incurred in conjunction with our regular annual base compensation adjustments and an increase in license and maintenance fees associated with engineering software used to design our silicon products, partially offset by a decrease in stock-based compensation expense and a benefit of $0.3 million for taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006. See Note 4, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements.

        We expect research and development expenses to grow approximately 10% to 14% in 2008 compared to 2007, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 80 issued United States utility patents and have 28 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The decrease in selling, general and administrative expenses in the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to a decrease in professional fees incurred in connection with our ongoing derivative litigation and the SEC investigation, which was settled with the SEC in June 2008, and a decrease in stock-based compensation expense. The results for the second quarter of 2008 included net charges of $0.1 million related to professional fees incurred in connection with our ongoing derivative litigation and the SEC investigation. See Note 4, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements and see Part II, Item 1. “Legal Proceedings.”

The decrease in selling, general and administrative expenses in the first half of 2008 as compared to the first half of 2007 was due to a decrease in professional fees incurred in connection with our ongoing derivative litigation and the SEC investigation, which was settled with the SEC in June 2008, and a decrease in stock-based compensation expense. The results for the first half of 2008 included net charges of $0.2 million related to professional fees incurred in connection with our ongoing derivative litigation and the SEC investigation. See Note 4, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements and see Part II, Item 1. “Legal Proceedings.”

We expect selling, general and administrative expenses to decrease approximately 8% to 12% in 2008 as compared to 2007.

Other Income and Expense

Other income consists primarily of interest income from our cash balances, net foreign currency gains and other non-operating income.

The following table presents a comparison of other income for the second quarter and first half of 2008 and 2007 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Interest income	$383	$1,187	$(804)	(68)%	$909	$2,228	$(1,319)	(59)%
Foreign currency gains (losses), net	(65)	53	(118)	(223)	75	92	(17)	(18)
Other, net	7	19	(12)	(63)	9	25	(16)	(64)

Total	$325	$1,259	$(934)	(74)%	$993	$2,345	$(1,352)	(58)%

The decrease in interest income in the second quarter and first half of 2008 as compared to the second quarter and first half of 2007 was primarily the result of significantly lower average rates of return on our cash balances. We expect interest income to decrease in 2008 as compared to 2007 due to significantly lower average rates of return on our cash balances.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains. Foreign currency gains, net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the second quarter and first half of 2008 and 2007 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
Income tax expense	$145	$43	$102		237%	$426	$61	$365		598%
Effective tax rate	7.7%	2.0%	5.7	pts.		15.2%	9.4%	5.8	pts.

In the second quarter and first half of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances, lower alternative minimum tax rates and lower foreign tax rates. Income tax expense for the second quarter of 2008 consisted of the withholding taxes on certain cross border transactions, alternative minimum taxes and foreign income taxes. In the second quarter and first half of 2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the second quarter and first half of 2007 consisted of foreign income taxes.

Net Income

The following table presents a comparison of our net income for the second quarter and first half of 2008 and 2007 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
Net income	$1,726	$2,133	$(407)		(19)%	$2,378	$588	$1,790		304%
Percent of net revenue	6.5%	8.6%	(2.1	)pts.		4.6%	1.3%	3.3	pts.

The decrease in net income in the second quarter of 2008 as compared to the second quarter of 2007 was primarily the result of a decrease in interest income and an increase in research and development expenses, partially offset by an increase in net revenue, which resulted in an increase of $0.7 million in gross margin and a decrease in selling, general and administrative expenses, as described above.

The increase in net income in the first half of 2008 as compared to the first half of 2007 was primarily the result of an increase in net revenue, which resulted in an increase of $3.1 million in gross margin, and a decrease in selling, general and administrative expenses, partially offset by a decrease in interest income and an increase in research and development expenses, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $354 million as of June 30, 2008. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first half of 2008 and 2007 and at June 30, 2008 and December 31, 2007, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Six Months Ended June 30,
	2008	2007	Change	% Change
Operating cash flows	$(111)	$3,102	$(3,213)	(104)%
Investing cash flows	(1,718)	(2,362)	644	27
Financing cash flows	(2,999)	981	(3,980)	(406)

Capital expenditures	1,718	512	1,206	236

Days sales outstanding in accounts receivable	46	38	8	21
Inventory turns (annualized)	4.9	5.0	(0.1)	0

	June 30, 2008	December 31, 2007	Change	% Change
Cash and cash equivalents	$82,784	$87,537	$(4,753)	(5)%
Accounts receivable, net	13,238	9,489	3,749	40
Inventories	10,854	10,979	(125)	(1)
Working capital	98,915	98,355	560	1

In the first half of 2008, the decrease in cash provided by operating activities resulted primarily from working capital changes in accrued compensation due to cash payments under the annual incentive compensation program for fiscal year 2007 and cash payments under the tender offer completed with certain employees to amend certain stock options and a decrease in accrued expenses due to cash payments to the IRS relating to withholding taxes on certain cross-border transactions, partially offset by improved cash operating results and working capital changes in accounts payable due to the timing of cash disbursements. See Note 8, “Stockholders’ Equity,” to the Notes to Unaudited Consolidated Financial Statements.

In the first half of 2008, our primary use of cash from investing activities was the purchase of equipment related to testing and evaluation of our products. In the first half of 2007, our primary source of cash provided from investing activities was the purchase of available-for-sale investments, partially offset by the sale of available-for-sale investments to achieve higher returns on our investments.

        In the first half of 2008, our primary use of cash from financing activities was the repurchase of our common stock and the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation under the 2007 Program, partially offset by cash provided from shares purchased under the 2000 Employee Stock Purchase Plan and the exercise of employee stock options. In the first half of 2007, our primary source of cash from financing activities was the exercise of employee stock options and shares purchased under the 2000 Employee Stock Purchase Plan.

Our cash and cash equivalents consisted of bank deposits and money market funds. In the aggregate, our cash and cash equivalents decreased by $4.8 million during the first half of 2008 to $82.8 million as a result of the repurchase of our common stock, changes in working capital, incentive compensation payments and tax payments, as described above. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

We expect our operating expenses to increase in the foreseeable future, particularly research and development expenses and sales and marketing expenses, and these expenses could constitute a material use of our cash resources. We also expect less significant increases in capital expenditures. As a result, our net cash flows will depend heavily on our level of future revenue and our ability to manage expenses.

See Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 10-K) filed with the SEC on February 28, 2008.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor set forth immediately below has been updated to describe risks related to our ability to forecast demand from the coupon eligible converter box (CECB) market and risks related to product returns and excess inventory for the CECB market.

The market opportunity for coupon eligible converter boxes (CECB) may not be as large as anticipated or we may not realize significant market share in this segment of the digital television market.

In anticipation of the planned termination of analog terrestrial (off-air) television broadcasts in the United States in February 2009 (for “full power” analog transmitters) and the transition to digital terrestrial television broadcasts, the federal government has recently launched a program to subsidize the purchase of digital to analog converter boxes by consumers who wish to continue to watch television on their legacy analog televisions, which do not have a digital tuner and therefore would be otherwise unable to receive digital terrestrial television broadcast signals without a separate converter box that converts the digital signals to analog signals. This market is characterized by various market risks described in our 2007 10-K for the digital television market generally and market specific risks for the CECB market segment described immediately below, any of which may adversely affect our ability to compete effectively in the CECB market segment:

•

the risk that we may not be able to accurately forecast demand for the CECB market as we expect a significant portion of our net revenue to be shipped through third-party distributors, providing us reduced visibility into demand from end customers;

•	the risk that orders and forecasted demand may be inflated (and subject to future cancellation) to ensure component and product availability to support anticipated demand or potential upside demand;

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

On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice.

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

Our results of operations may be adversely impacted by a worldwide macroeconomic downturn. As a result, the market price of our common stock may decline.

In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the semiconductor industry, generally, or in the cable, digital television or automotive electronics markets. If the cable, digital television or automotive electronics markets significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our purchases of our common stock during the first half of 2008:

2008 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 29
Employee transactions (1)	51,266	$5.40	—	N/A
March 1 - March 31	—	—	—	—
April 1 - April 30
Share repurchase program (2)	—	—	—	$10.0 million
May 1 - May 31
Share repurchase program (2)	927,394	$3.9813	927,394	$6.3 million
June 1 - June 30
Share repurchase program (2)	—	—	—	$6.3 million
Total
Employee transactions (1)	51,266	$5.40	—	N/A
Share repurchase program (2)	927,394	$3.9813	927,394	$6.3 million

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units pursuant to the 2007 Incentive Compensation Program.
(2)

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

(3)	Excludes commissions paid.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2008, we held our Annual Meeting of Stockholders (Annual Meeting). There were 49,241,899 shares represented in person or by valid proxies, constituting 90.8% of the 54,226,534 shares outstanding on the record date of March 3, 2008. The stockholders approved all five of the proposals submitted by us for consideration at the Annual Meeting. The description of the results of the Annual Meeting previously reported in our Current Report on Form 8-K filed on May 2, 2008 is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number
3.1 (1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.
3.2 (2)	Amended and Restated Bylaws, as amended July 23, 2008.
10.1(4)	Amended and Restated Microtune, Inc. 2000 Stock Plan.
10.2(3)	Amended and Restated Microtune, Inc. 2000 Director Option Plan.
10.3(3)	Amended and Restated Microtune, Inc. 2000 Employee Stock Purchase Plan.
10.4(4)	Second Amendment to Manufacturing Agreement between Microtune (Texas), L.P. and Ionics EMS, Inc. and the Registrant, dated April 28, 2008.
10.5(4)	Executive Officer Sales Incentive Compensation Plan.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
(3)	Incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2008.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 2, 2008.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: July 28, 2008