Form 10-Q
period 2008-09-30
MICROTUNE INC
filed 2008-10-23
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 17, 2008, there were approximately 52,950,402 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

MICROTUNE, INC.

FORM 10-Q

September 30, 2008

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$82,213	$87,537
Accounts receivable, net	16,361	9,489
Inventories	10,047	10,979
Other current assets	3,824	2,313

Total current assets	112,445	110,318
Property and equipment, net	5,472	4,203
Other assets and deferred charges	2,351	2,788

Total assets	$120,268	$117,309

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,097	$4,460
Accrued compensation	2,446	4,634
Accrued expenses	2,297	2,703
Deferred revenue	157	166

Total current liabilities	10,997	11,963
Non-current liabilities	236	122
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 52,936 and 53,999, respectively	53	54
Additional paid-in capital	460,661	462,402
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(350,691)	(356,244)

Total stockholders’ equity	109,035	105,224

Total liabilities and stockholders’ equity	$120,268	$117,309

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$31,928	$23,813	$84,003	$68,377
Cost of revenue	16,477	11,823	42,832	33,755

Gross margin	15,451	11,990	41,171	34,622
Operating expenses:
Research and development	6,980	5,782	19,416	17,451
Selling, general and administrative	5,382	6,179	16,855	18,838

Total operating expenses	12,362	11,961	36,271	36,289

Income (loss) from operations	3,089	29	4,900	(1,667)
Other income (expense):
Interest income	465	1,054	1,374	3,282
Foreign currency gains (losses), net	(271)	127	(196)	219
Other, net	4	42	13	67

Income before income taxes	3,287	1,252	6,091	1,901
Income tax expense	112	50	538	111

Net income	$3,175	$1,202	$5,553	$1,790

Net income per common share:
Basic	$0.06	$0.02	$0.10	$0.03

Diluted	$0.06	$0.02	$0.10	$0.03

Weighted-average common shares outstanding:
Basic	53,372	53,753	53,822	53,613

Diluted	54,425	56,596	55,541	55,796

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$5,553	$1,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,452	1,100
Stock-based compensation	3,631	4,639
Loss (gain) on disposal of assets	13	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,038)	(4,753)
Inventories	932	(1,218)
Other assets	(1,074)	(2,925)
Accounts payable	1,593	975
Accrued expenses	(641)	371
Accrued compensation	(2,188)	997
Deferred revenue	(9)	54
Other liabilities	6	31

Net cash provided by operating activities	2,230	1,045
Investing activities:
Purchases of property and equipment	(2,347)	(847)
Proceeds from sale of available-for-sale investments	—	58,750
Purchase of available-for-sale investments	—	(14,000)

Net cash provided by (used in) investing activities	(2,347)	43,903
Financing activities:
Proceeds from issuance of common stock	981	1,341
Surrender of common stock by employees for payroll taxes	(277)	—
Repurchase and retirement of common stock, including direct expenses	(6,077)	—

Net cash provided by (used in) financing activities	(5,373)	1,341
Effect of foreign currency exchange rate changes on cash	166	(38)

Net increase (decrease) in cash and cash equivalents	(5,324)	46,251
Cash and cash equivalents at beginning of period	87,537	38,010

Cash and cash equivalents at end of period	$82,213	$84,261

Non-cash investing activities:
Investment in enterprise software and equipment	$(387)	$—

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. (Microtune) began operations in August 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, digital television and automotive electronics markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable or target various consumer electronics, broadband communications and automotive electronics applications or devices, including cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog television systems, including high-definition televisions; personal computer television (PC/TV) multimedia products; and mobile television receivers. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices and applications to consumers or service providers within the cable, digital television and automotive electronics markets.

We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors serving multiple end markets, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

General

The accompanying unaudited financial statements as of and for the third quarter and first three quarters of 2008 and 2007 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the third quarter and first three quarters of 2008 and 2007 have been made. Results of operations for the third quarter and first three quarters of 2008 and 2007 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide cable, digital television and automotive electronics markets characterized by intense competition and rapidly changing technology, dependence on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution, on the successful development and marketing of new products in new and existing markets and on seasonality in the demand for consumer products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See Part II, Item 1A. “Risk Factors” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below. We also may be negatively impacted by the worldwide macroeconomic downturn.

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Reclassifications

Amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 have been reclassified to conform to current year presentation.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the third quarter and first three quarters of 2008 and 2007 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2008 and December 31, 2007, respectively.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the third quarter of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.1) million and $0.1 million, respectively. The net impact of changes in the inventory valuation allowances for the first three quarters of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.2) million and $0.4 million, respectively.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Property and equipment acquired under capital leases are recorded at the lower of the fair value or the present value of the future minimum lease payments and are amortized using the straight-line method over the lease term. At September 30, 2008, our obligations under capital leases were $0.3 million.

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

Our revenue is recorded based on the facts then currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that is probable of collection once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that is probable of collection. Items that are considered when determining the amounts that are probable of collection are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers, other than certain limited stock rotation rights discussed below.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balance from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2008, the sales value of products shipped for which revenue was deferred was $0.1 million. At December 31, 2007, there were no products shipped for which revenue was deferred.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the third quarter and first three quarters of 2008 and 2007, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.1 million and $0.2 million as of September 30, 2008 and December 31, 2007, respectively

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of revenue.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified individual product issues, which have not been significant to date.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses) were $(0.3) million and $0.1 million during the third quarter of 2008 and 2007, respectively. Net foreign currency gains (losses) were $(0.2) million and $0.2 million during the first three quarters of 2008 and 2007, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred income tax assets were fully reserved at September 30, 2008 and December 31, 2007.

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

Balance at December 31, 2007	$—
Tax positions taken prior to 2008	108

Balance at September 30, 2008	$108

At September 30, 2008, the uncertain income tax positions were related to foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at September 30, 2008 and December 31, 2007.

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

Income Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Our computation of income per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$3,175	$1,202	$5,553	$1,790

Weighted average common shares outstanding	53,372	53,753	53,822	53,613
Weighted average dilutive potential common shares:
Stock options	1,005	2,762	1,624	2,162
Restricted stock units	34	71	95	21
Employee stock purchase plan	14	10	—	—

Weighted average common and dilutive potential common shares	54,425	56,596	55,541	55,796

Basic income per common share	$0.06	$0.02	$0.10	$0.03

Diluted income per common share	$0.06	$0.02	$0.10	$0.03

The following table sets forth anti-dilutive securities that have been excluded from net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	7,502	3,307	6,982	5,743
Restricted stock units	664	198	213	198
Employee stock purchase plan	—	—	139	136

Total anti-dilutive securities excluded	8,166	3,505	7,334	6,077

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) and the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under SFAS No. 123(R) for the third quarter of 2008 and 2007 was $1.2 million and $1.6 million, respectively, and $3.6 million and $4.6 million for the first three quarters of 2008 and 2007, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at September 30, 2008 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At September 30, 2008, approximately 63% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

We depend on third-party foundries, primarily IBM, Jazz Semiconductor and X-FAB, to manufacture all of our integrated circuit products. We do not have long-term supply agreements with our foundries but obtain integrated circuit products on a purchase order basis. The inability of a third-party foundry to continue manufacturing our integrated circuit products would have a material adverse effect on our operations. Our integrated circuit products are primarily manufactured in the United States, South Korea and the Philippines.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

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

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These standards change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with Statement 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect these statements to have an impact on our financial condition or results of operations for past transactions.

2.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Gross accounts receivable	$16,415	$9,489
Deferred revenue	(54)	—

Accounts receivable, net	$16,361	$9,489

3.	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$6,428	$7,350
Work-in-process	3,165	3,544
Raw materials	454	85

Total inventories	$10,047	$10,979

4.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued vacation	$1,165	$1,088
Accrued incentive compensation	361	1,607
Accrued payroll taxes	90	706
Other	830	1,233

Total accrued compensation	$2,446	$4,634

At September 30, 2008, accrued incentive compensation consisted primarily of cash awards under the fiscal year 2008 incentive compensation program. At December 31, 2007, accrued incentive compensation consisted primarily of cash awards under the fiscal year 2007 incentive compensation program. These cash awards were paid in February 2008. See Note 8.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

During the first quarter of 2007, we voluntarily contacted the United States Department of Treasury Internal Revenue Service (IRS) regarding the findings of the Audit Committee’s investigation into our stock option granting practices with the intent of pursuing a negotiated settlement with the IRS. On March 28, 2008, we paid the IRS $0.2 million upon completion of its examination of our payroll tax returns for the years 2003 through 2006 and other matters related to the Audit Committee’s investigation. At December 31, 2007, the accrued payroll taxes included $0.6 million in estimated taxes and interest relating to this issue. As a result of the completion of the IRS examination, in the first quarter of 2008, we realized a benefit to operating expenses of $0.4 million for amounts previously accrued in excess of the amounts actually paid to the IRS.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued non-cancelable inventory purchase obligations	$326	$769
Other	1,971	1,934

Total accrued expenses	$2,297	$2,703

The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. See Note 7. The accrued expenses are expected to be paid during the next twelve months.

6.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at September 30, 2008 and December 31, 2007 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2007, we had a net operating loss carryforward of approximately $185.8 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the third quarter and first three quarters of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances, lower alternative minimum tax rates and lower foreign tax rates. Income tax expense for the third quarter and first three quarters of 2008 consisted of withholding taxes on certain cross border transactions, alternative minimum taxes and foreign income taxes.

In the third quarter and first three quarters 2007, the effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign income tax rates. The expense for income taxes during the third quarter and first three quarters of 2007 primarily consisted of foreign income taxes.

7.	Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of September 30, 2008 were as follows (in thousands):

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Year Ending December 31,
2008	$312
2009	1,112
2010	967
2011	898
2012	909
Thereafter	5,786

Total future minimum lease payments	$9,984

Rent expense was $0.4 million for both the third quarter of 2008 and 2007. Rent expense was $1.1 million for both the first three quarters of 2008 and 2007.

Purchase Commitments

As of October 17, 2008, we had approximately $13.0 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of September 30, 2008, we were unaware of any material contractual claims by any of our customers.

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

Audit Committee Investigation, Restatement, Derivative Litigation, and SEC Investigation

In June 2006, the Audit Committee of our Board of Directors self-initiated an independent investigation into our stock option granting practices covering the period from the date of our initial public offering on August 4, 2000 through June 2006. As a result of the findings of the Audit Committee’s investigation, on January 22, 2007, we restated our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 to record additional stock-based compensation expense and related tax liabilities related to certain mispriced stock option grants.

On January 31, 2007, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas – Sherman Division against certain of our current and former officers and directors and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to the historical stock option granting practices described in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on January 22, 2007.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

On March 31, 2008, the Court granted the defendants’ motions to dismiss the derivative lawsuit. The Court dismissed the litigation, citing, among other things, the failure of the plaintiff to adequately plead any violations of the United States’ securities laws and the failure to make a demand on our Board of Directors before filing the lawsuit. Certain of the claims were dismissed with prejudice and other claims were dismissed without prejudice. On June 30, 2008, we announced that the Court had entered a final judgment dismissing the derivative litigation.

Prior to the dismissal of the litigation, on May 21, 2008, the same stockholder bringing the derivative litigation made a demand on the Board of Directors that the Company take certain actions related to the Company’s historical stock option granting practices. The Board of Directors formed a committee to work with the assistance and advice of outside counsel to evaluate the stockholder demand and to review each of the allegations and claims made in his demand letter. The committee concluded its investigation and sent a response to the stockholder’s attorneys on July 24, 2008 advising them that the Board of Directors had reviewed the demand and determined that it was not in the best interests of the Company or its stockholders to initiate litigation in response to the demand.

We voluntarily contacted the SEC in July 2006 regarding the Audit Committee’s independent investigation, and representatives of the Audit Committee met with the SEC in February 2007 and again in July 2007 to discuss the findings of the Audit Committee’s investigation. We fully cooperated with the SEC in its investigation of these matters.

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

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements, the defense of the derivative lawsuit and the SEC investigation and related litigation. In addition, we have been obligated to advance legal expenses to certain former officers and directors pursuant to our indemnification agreements with such former officers and directors for legal proceedings related to these matters. We have incurred expenses of approximately $6.7 million through September 30, 2008 related to these matters, net of amounts reimbursed, and currently have a receivable of $1.2 million at September 30, 2008 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, although our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants several investment banking firms that served as underwriters of our initial public offering, and in one instance, naming Microtune and several of our former officers. The complaints were brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and were consolidated into In re Initial Public Offering Securities Litigation (IPO cases), which includes hundreds of other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. The consolidated complaint alleges liability on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices to artificially inflate the market price of our shares.

We previously accepted a settlement proposal presented to all issuer defendants that would not have required the Microtune defendants to pay any money. On December 5, 2006, however, the U.S. Second Circuit Court of Appeals reversed the district court’s ruling certifying the consolidated cases as a class action litigation, which had the effect of undermining the settlement proposal.

On December 14, 2006, the district court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

district court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases.

There can be no assurance that the original settlement proposal will be successfully renegotiated, and, if renegotiated, will be subsequently approved by the courts. If the renegotiation and approval of the settlement fails, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business could be substantially harmed.

Section 16 Litigation

On October 9, 2007, a purported Microtune stockholder filed Vanessa Simmonds v. The Goldman Sachs Group, Inc., JP Morgan Chase & Co. and Microtune, Inc. Microtune was named as a nominal defendant in this action, which is styled as a “Complaint for Recovery of Short-Swing Profits under Section 16(b) of the Securities Exchange Act of 1934.” No damages are alleged against or sought from Microtune. The suit was filed in the United States District Court for the Western District of Washington at Seattle. During this same timeframe, Ms. Simmonds filed similar lawsuits against over 50 other companies alleging substantially identical claims under Section 16(b). These lawsuits are related to Initial Public Offering Litigation described above.

8.	Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On September 30, 2008, 52,935,802 rights were outstanding.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

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

The amount of cash to be paid and number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, as defined in the 2008 Program, including net revenue and adjusted profitability for 2008. Any cash compensation earned will be paid during the first quarter of 2009. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2009. Any portion of the restricted stock units that do not vest will immediately be forfeited and returned to the 2000 Stock Plan. Stock-based compensation expense and amounts recognized relating to the cash awards were insignificant during the third quarter of 2008 under the 2008 Program. Stock-based compensation expense of $0.2 million was recognized during the first three quarters of 2008 under the 2008 Program. We recognized $0.2 million relating to the cash awards during the first three quarters of 2008 under the 2008 Program.

Tender Offer to Amend Stock Options

On December 4, 2007, we completed a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase 1,313,738 shares of our common stock to increase the exercise price of portions of those stock options in order to limit the potential adverse personal tax consequences that applied to those stock options under Section 409A of the Internal Revenue Code and the final regulations promulgated by the IRS thereunder. The eligible stock option grants, as defined in the tender offer documents, that were the subject of the tender offer were granted under either our 1996 Stock Option Plan or our 2000 Stock Plan. At December 31, 2007, the accrued compensation included $0.5 million for cash payments due under the tender offer. These cash payments were made in January 2008 in accordance with the provisions of the tender offer. During the third quarter, the charge to account for the stock option amendments under the tender offer was insignificant. During the first three quarters of 2008, the charge to account for the stock option amendments under the tender offer was $0.1 million. At September 30, 2008, the cash payments due under the tender offer included in accrued compensation were insignificant. These cash payments were made during October 2008 in accordance with the provisions of the tender offer. We expect to record charges of up to approximately $0.2 million during the remainder of 2008 and 2009 for potential future cash payments as a result of this tender offer.

Stock Repurchase Program

On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. The stock repurchase program will be funded using our available cash balances and working capital. As of September 30, 2008, we repurchased and retired approximately 1,604,000 shares of our common stock at a cost of $6.1 million and $3.9 million remained available to repurchase our common stock under the program.

Share-Based Awards

During the second quarter of 2008, we granted our employees approximately 446,000 restricted stock unit (“RSU”) awards in conjunction with our annual review of all employee compensation. The RSU awards vest in May 2012. The grant date fair value of the RSU awards granted during the second quarter of 2008 was $4.25 per share.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$11	$11	$26	$32

Research and development	515	654	1,404	1,863
Selling, general and administrative	715	968	2,201	2,744

Total stock-based compensation expense included in operating expenses	$1,230	$1,622	$3,605	$4,607

Total stock-based compensation expense	$1,241	$1,633	$3,631	$4,639

At September 30, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures and excluding the restricted stock units awarded under the 2008 Program described above, was $8.1 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.0 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. As we currently anticipate that a portion of the restricted stock units under the 2008 Program will ultimately vest, these awards will continue to impact stock-based compensation expense. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

9.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(1.5) million and $1.0 million for the third quarter of 2008 and 2007, respectively. Net income (loss) from foreign operations totaled $(0.2) million and $1.7 million for the first three quarters of 2008 and 2007, respectively. Net revenue by geographical area is summarized below (in thousands):

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Asia Pacific	$13,793	$10,973	$36,719	$29,273
North America	9,683	7,635	26,487	24,668
Europe	6,527	5,169	18,487	14,251
Other	1,925	36	2,310	185

Total	$31,928	$23,813	$84,003	$68,377

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
China (including Hong Kong)	33%	31%	29%	29%
Mexico	25%	26%	25%	*
Germany	*	10%	11%	10%
United States	*	*	*	26%

*	Less than 10% of total net revenue

The locations of property and equipment are summarized below (in thousands):

	September 30, 2008	December 31, 2007
North America	$3,894	$2,808
Europe	1,119	922
Asia Pacific	459	473

Total	$5,472	$4,203

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cisco	28%	28%	28%	31%
ATM Electronic Corporation (1)	18%	*	*	*
Panasonic	12%	*	12%	*
Unihan (2)(3)	*	23%	12%	21%
Ten largest customers	86%	83%	85%	83%

(1)	The majority of revenue from ATM Electronic Corporation was related to the coupon eligible converter box market segment in the United States. See Part II, Item 1.A., “Risk Factors.”
(2)	Primarily for the benefit of ARRIS Group, Inc.
(3)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Products targeted to this market receive digital terrestrial signals. These products are designed for use in consumer electronics devices such as mobile televisions; integrated digital television (iDTV) sets; digital terrestrial set-top converter boxes; satellite receivers that include one or more terrestrial tuners used to receive local high-definition television broadcasts; VCRs; portable DVD players; digital personal video recorders (DVRs); DVD recorders and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices. One specific DTV opportunity is the coupon eligible converter box opportunity. This market segment relates to the shut-off of full power analog terrestrial broadcast signals in the United States, and the need for a digital to analog converter box to allow analog televisions to receive digital signals. This market segment is non-recurring and is expected to be active from mid-2008 through early-2009.

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

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, digital television and automotive electronics markets. The devices or applications that our customers produce include cable television set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including HDTVs; PC/TV multimedia products; and mobile televisions. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 23% and 9% of our net revenue from sales made to distributors in the third quarter of 2008 and 2007, respectively. We generated approximately 14% and 9% of our net revenue from sales made to distributors in the first three quarters of 2008 and 2007, respectively. The increase in net revenue from sales made to distributors in the third quarter and first three quarters of 2008 was due to increased shipments of silicon tuner products for the coupon eligible converter box (CECB) market segment. See Part II, Item 1.A., “Risk Factors.” Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of significant customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

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

•	Balance Sheet: We view cash and cash equivalents, accounts receivable, days sales outstanding, inventory, inventory turns, and working capital as important indicators of our financial health.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	52	50	51	49

Gross margin	48	50	49	51
Operating expenses:
Research and development	22	24	23	26
Selling, general and administrative	17	26	20	27

Total operating expenses	39	50	43	53

Income (loss) from operations	9	—	6	(2)
Other income (expense)	1	5	1	5

Income before income taxes	10	5	7	3
Income tax expense	—	—	—	—

Net income	10%	5%	7%	3%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Revenue

The following table presents net revenue from each of our product types for the third quarter and first three quarters of 2008 as compared to the third quarter and first three quarters of 2007 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Silicon	$24,042	$18,341	$5,701	31%	$62,573	$53,330	$9,243	17%
Modules	7,822	5,344	2,478	46	21,319	14,874	6,445	43
Other	64	128	(64)	(50)	111	173	(62)	(36)

Total	$31,928	$23,813	$8,115	34	$84,003	$68,377	$15,626	23

The increase in net revenue in the third quarter of 2008 as compared to the third quarter of 2007 was primarily the result of increased shipments of silicon tuner products for the digital television market, primarily relating to the CECB market segment, and cable market and to a lesser extent, module products for the automotive electronics market, partially offset by lower average selling prices of silicon tuner products for the cable and digital television markets. Net revenue from the CECB market segment was $5.8 million for the third quarter of 2008. Silicon tuner unit shipments increased approximately 43% in the third quarter of 2008 from the third quarter 2007 primarily relating to the CECB market segment and to a lesser extent, the cable market. Module unit shipments for the automotive electronics market increased approximately 49% in the third quarter of 2008 from the third quarter of 2007.

The increase in net revenue in the first three quarters of 2008 as compared to the first three quarters of 2007 was primarily the result of increased shipments of silicon tuner products for the cable market, module products for the automotive electronics market, silicon tuner products for the digital television market, primarily relating to the CECB market segment, and to a lesser extent, silicon amplifier products for the cable market. Net revenue from the CECB market segment was $6.0 million for the first three quarters of 2008. Silicon tuner unit shipments increased approximately 25% and silicon amplifier unit shipments increased approximately 17% in the first three quarters of 2008 from the first three quarters of 2007, primarily relating to the cable market and CECB market segment. Module unit shipments for the automotive electronics market increased approximately 36% in the first three quarters of 2008 from the first three quarters of 2007.

We expect net revenues to grow between 19% and 23% in 2008 as compared to 2007, primarily driven by growth from the cable and automotive electronics markets, and to a lesser extent, the digital television market.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cisco	28%	28%	28%	31%
ATM Electronic Corporation (1)	18%	*	*	*
Panasonic	12%	*	12%	*
Unihan (2)(3)	*	23%	12%	21%
Ten largest customers	86%	83%	85%	83%

(1)	The majority of revenue from ATM Electronic Corporation is related to the coupon eligible converter box market segment in the United States. See Part II, Item 1.A., “Risk Factors.”
(2)	Primarily for the benefit of ARRIS Group, Inc.
(3)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the third quarter and first three quarters of 2008 as compared to the third quarter and first three quarters of 2007 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
Cost of revenue	$16,477	$11,823	$4,654		39%	$42,832	$33,755	$9,077		27%
Gross margin	15,451	11,990	3,461		29%	41,171	34,622	6,549		19%
Gross margin %	48.4%	50.4%	(2.0	)pts.		49.0%	50.6%	(1.6	)pts.

Gross margin increased in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to an approximate $8.1 million increase in net revenue, partially offset by a 2.0 point decrease in gross margin percentage. Gross margin percentage in the third quarter of 2008 as compared to the third quarter of 2007 was negatively impacted by an increase in net revenue for silicon tuner products in the CECB market segment as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets, and a decrease in net revenue for silicon tuner products in the cable market as a percentage of total net revenue, which had a higher gross margin percentage as compared to other markets. Gross margin percentage in the third quarter of 2008 as compared to the third quarter of 2007 was positively impacted by slightly lower average costs of silicon tuner products for the cable market.

Gross margin increased in the first three quarters of 2008 as compared to the first three quarters of 2007 primarily due to an approximate $15.6 million increase in net revenue, partially offset by a 1.6 point decrease in gross margin percentage. Gross margin percentage in the first three quarters of 2008 as compared to the first three quarters of 2007 was negatively impacted by an increase in net revenue for the automotive electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets, slightly lower average selling prices of silicon tuner products for the cable market and lower than expected yields on initial product runs of a new cable silicon tuner during the first quarter of 2008. Gross margin percentage in the first three quarters of 2008 as compared to the first three quarters of 2007 was positively impacted by slightly lower average costs of silicon tuner products for the cable market.

We expect our gross margin percentage in 2008 to be slightly lower than 2007.

Our cost of revenue for the third quarter of 2008 and 2007 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.1 million and $0.2 million, respectively. The net impact of changes in the inventory valuation allowances for the third quarter of 2008 and 2007 was a charge (benefit) to cost of revenue of $(0.1) million and $0.1 million, respectively. Cost of revenue for the third quarter of 2008 included insignificant charges for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. Cost of revenue for the third quarter of 2007 included charges of $0.3 million for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

Our cost of revenue did not include approximately $0.4 million and $0.5 million of costs relating to the sale of inventory which had previously been written-off as excess for the first three quarters of 2008 and 2007, respectively. The net impact of changes in the inventory valuation allowances for the first three quarters of 2008 and 2007 was a charge (benefit) to cost of revenue of approximately $(0.2) million and $0.4 million, respectively. Cost of revenue for the first three quarters of 2008 and 2007 included charges of $0.1 million and $0.6 million, respectively, for non-cancelable inventory purchase obligations to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$11	$11	$26	$32

Research and development	515	654	1,404	1,863
Selling, general and administrative	715	968	2,201	2,744

Total stock-based compensation expense included in operating expenses	1,230	1,622	3,605	4,607

Total stock-based compensation expense	$1,241	$1,633	$3,631	$4,639

Operating Expenses

The following table presents operating expenses for the third quarter and first three quarters of 2008 as compared to the third quarter and first three quarters of 2007 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Research and development	$6,980	$5,782	$1,198	21%	$19,416	$17,451	$1,965	11%
Selling, general and administrative	5,382	6,179	(797)	(13)	16,855	18,838	(1,983)	(11)

Total	$12,362	$11,961	$401	3	$36,271	$36,289	$(18)	—

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

The increase in research and development expenses in the third quarter of 2008 as compared to the third quarter of 2007 was primarily the result of an increase in prototyping expenses for new silicon projects and also the timing of these expenditures and an increase in personnel-related expenses resulting from an average headcount increase of approximately 9%, partially offset by a decrease in incentive compensation charges related to the fiscal year 2008 Program as compared to a similar program in 2007. See Note 4, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements.

The increase in research and development expenses in the first three quarters of 2008 as compared to the first three quarters of 2007 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 5%, an increase in compensation expense incurred in conjunction with our regular annual base compensation adjustments and an increase in prototyping expenses for new silicon projects and also the timing of these expenditures, partially offset by a decrease in stock-based compensation expense, a decrease in incentive compensation charges related to the fiscal year 2008 Program as compared to a similar program in 2007 and a benefit of $0.3 million for taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006. See Note 4, “Accrued Compensation,” to the Notes to Unaudited Consolidated Financial Statements.

We expect research and development expenses to grow approximately 12% to 14% in 2008 compared to 2007, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

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

The decrease in selling, general and administrative expenses in the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to a decrease in professional fees expensed in connection with the derivative litigation, which was dismissed in June 2008, and the SEC investigation, which was settled with the SEC in June 2008, a decrease in stock-based compensation expense and a decrease in incentive compensation charges related to the fiscal year 2008 Program as compared to a similar program in 2007. The results for the third quarter of 2008 included net charges of $0.2 million related to professional fees expensed in connection with the derivative litigation. See Part II, Item 1. “Legal Proceedings.”

The decrease in selling, general and administrative expenses in the first three quarters of 2008 as compared to the first three quarters of 2007 was due to a decrease in professional fees expensed in connection with the derivative litigation, which was dismissed in June 2008, and the SEC investigation, which was settled with the SEC in June 2008, a decrease in stock-based compensation expense and a decrease in incentive compensation charges related to the fiscal year 2008 Program as compared to a similar program in 2007. The results for the first three quarters of 2008 included net charges of $0.3 million related to professional fees expensed in connection with the derivative litigation and the SEC investigation. See Part II, Item 1. “Legal Proceedings.”

We expect selling, general and administrative expenses to decrease approximately 13% to 15% in 2008 as compared to 2007.

Other Income and Expense

Other income consists primarily of interest income from our cash balances, net foreign currency gains and other non-operating income.

The following table presents a comparison of other income for the third quarter and first three quarters of 2008 and 2007 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Interest income	$465	$1,054	$(589)	(56)%	$1,374	$3,282	$(1,908)	(58)%
Foreign currency gains (losses), net	(271)	127	(398)	(313)	(196)	219	(415)	(189)
Other, net	4	42	(38)	(90)	13	67	(54)	(81)

Total	$198	$1,223	$(1,025)	(84)	$1,191	$3,568	$(2,377)	(67)

The decrease in interest income in the third quarter and first three quarters of 2008 as compared to the third quarter and first three quarters of 2007 was primarily the result of significantly lower average rates of return on our cash balances. We expect interest income to significantly decrease in 2008 as compared to 2007 due to significantly lower average rates of return resulting from lower benchmark interest rates and the implementation of a more conservative investment philosophy.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the third quarter and first three quarters of 2008 and 2007 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
Income tax expense	$112	$50	$62		124%	$538	$111	$427		385%
Effective tax rate	3.4%	4.0%	(0.6	)pts.		8.8%	5.8%	3.0	pts.

In the third quarter and first three quarters of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, changes in valuation allowances, lower alternative minimum tax rates and lower foreign tax rates. Income tax expense for the third quarter of 2008 consisted of withholding taxes on certain cross border transactions, alternative minimum taxes and foreign income taxes. In the third quarter and first three quarters of 2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances and lower foreign tax rates. Income tax expense for the third quarter and first three quarters of 2007 consisted of foreign income taxes.

Net Income

The following table presents a comparison of our net income for the third quarter and first three quarters of 2008 and 2007 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
Net income	$3,175	$1,202	$1,973		164%	$5,553	$1,790	$3,763		210%
Percent of net revenue	9.9	5.0	4.9	pts.		6.6	2.6	4.0	pts.

The increase in net income in the third quarter of 2008 as compared to the third quarter of 2007 was primarily the result of an increase in net revenue, which resulted in an increase of $3.5 million in gross margin, and a decrease in selling, general and administrative expenses, partially offset by a decrease in interest income and an increase in research and development expenses, as described above.

The increase in net income in the first three quarters of 2008 as compared to the first three quarters of 2007 was primarily the result of an increase in net revenue, which resulted in an increase of $6.5 million in gross margin, and a decrease in selling, general and administrative expenses, partially offset by a decrease in interest income and an increase in research and development expenses, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $351 million as of September 30, 2008. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first three quarters of 2008 and 2007 and at September 30, 2008 and December 31, 2007, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Operating cash flows	$2,230	$1,045	$1,185	113%
Investing cash flows	(2,347)	43,903	(46,250)	(105)
Financing cash flows	(5,373)	1,341	(6,714)	(501)

Capital expenditures	2,327	847	1,480	175

Days sales outstanding in accounts receivable	53	45	8	17
Inventory turns (annualized)	5.7	4.4	1.3	30

	September 30, 2008	December 31, 2007	Change	% Change
Cash and cash equivalents	$82,213	$87,537	$(5,324)	(6)%
Accounts receivable, net	16,361	9,489	6,872	72
Inventories	10,047	10,979	(932)	(8)
Working capital	101,448	98,355	3,093	3

In the first three quarters of 2008, the increase in cash provided by operating activities resulted primarily from an increase in cash operating results and working capital changes in accounts payable due to the timing of cash disbursements, partially offset by working capital changes in accounts receivable due to increased net revenues, accrued compensation due to cash payments under the 2007 Program and cash payments under the tender offer completed with certain employees to amend certain stock options and a decrease in accrued expenses primarily due to cash payments to the IRS relating to withholding taxes on certain cross-border transactions. See Note 8, “Stockholders’ Equity,” to the Notes to Unaudited Consolidated Financial Statements.

In the first three quarters of 2008, our primary use of cash from investing activities was the purchase of equipment related to testing and evaluation of our products. In the first three quarters of 2007, our primary source of cash provided from investing activities was from the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments.

In the first three quarters of 2008, our primary use of cash from financing activities was the repurchase of our common stock and the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation under the 2007 Program, partially offset by cash provided from shares purchased under the 2000 Employee Stock Purchase Plan and the exercise of employee stock options. In the first three quarters of 2007, our primary source of cash from financing activities was from the exercise of employee stock options and shares purchased under the 2000 Employee Stock Purchase Plan.

In the aggregate, our cash and cash equivalents decreased by $5.3 million during the first three quarters of 2008 to $82.2 million as a result of the repurchase of our common stock, changes in working capital, incentive compensation payments and tax payments, as described above. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Unaudited Consolidated Financial Statements.

Our cash and cash equivalents consisted of bank deposits and money market funds. The money market fund investments consisted primarily of U.S. government agency securities. Bank deposits are partially insured by the FDIC program or similar programs outside the U.S.; uninsured amounts consisted of deposits in excess of the insured limits. To-date, we have not experienced principal losses or liquidity issues relating to our cash investments.

We expect our operating expenses to increase somewhat in the foreseeable future, particularly research and development expenses and sales and marketing expenses, and these expenses could constitute a material use of our cash resources. We also expect less significant increases in capital expenditures. As a result, our net cash flows will depend heavily on our level of future revenue and our ability to manage expenses.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor set forth immediately below has been updated to describe risks related to our ability to forecast demand from the coupon eligible converter box (CECB) market segment and risks related to product returns and excess inventory for the CECB market segment. Some of the risks described below relate to the inception of the CECB market segment and may no longer be relevant as the market segment is now mature.

We may not realize significant market share in the CECB market segment and the revenue and profit realized from this market segment may be significantly less than originally anticipated.

In anticipation of the planned termination of analog terrestrial (off-air) television broadcasts in the United States in February 2009 (for “full power” analog transmitters) and the transition to digital terrestrial television broadcasts, the federal government has launched a program to subsidize the purchase of digital to analog converter boxes by consumers who wish to continue to watch television on their legacy analog televisions, which do not have a digital tuner and therefore would be otherwise unable to receive digital terrestrial television broadcast signals without a separate converter box. This market is characterized by various market risks described in our 2007 10-K for the digital television market generally and market specific risks for the CECB market segment described immediately below, any of which may adversely affect our ability to compete effectively in the CECB market segment:

•	the risk that the CECB market segment will not be as large as anticipated;

•

the risk that the minimum RF performance levels required for set-top converter box performance to qualify for government subsidies will be relaxed or not rigidly enforced, eliminated, or will, by virtue of the fact that adherence to the A/74 guidelines is partially self-policing and a function of the performance of other non-tuner parts, be ineffective and thereby allow suppliers with non-compliant tuners to realize significant market share in this segment;

•	the risk that our tuner may not be deemed compliant with the A/74 guidelines, which would significantly diminish or eliminate our ability to participate in this opportunity;

•

the risk that we may not be able to achieve initial, significant market share and given the short duration of the CECB market segment (January 1, 2008 through June 30, 2009), there may not be significant design-in opportunities after the initial tuner component selections to later increase market share;

•

the risk that we may not be able to accurately forecast demand for the CECB market segment as we expect a significant portion of our net revenue for this market segment to be shipped through third-party distributors, thereby reducing visibility into demand from end customers;

•

the risk that orders and forecasted demand may be inflated by end customers and third-party distributors (and subject to future cancellation or delay) to ensure component and product availability to support anticipated demand or potential upside demand; and

•

the risk that revenue patterns may vary greatly month-to-month resulting in non-linear revenue patterns from quarter-to-quarter, which may be due to certain amounts being recognized as revenue upon the receipt of cash rather than upon the shipment of product.

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

As of September 30, 2008, we repurchased and retired approximately 1,604,000 shares of our common stock at a cost of $6.1 million and $3.9 million remained available to repurchase our common stock under the program.

Our results of operations may be adversely impacted by a worldwide macroeconomic downturn. As a result, the market price of our common stock may decline.

In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the semiconductor industry, generally, or in the cable, digital television or automotive electronics markets. If the cable, digital television or automotive electronics markets significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

We are dependent on American International Group (AIG), our former D&O insurance carrier, for the reimbursement of certain ongoing and substantial legal expenses incurred by certain former officers of the Company who are involved in litigation with the SEC related to its investigation into our historical stock option granting practices. Should AIG stop paying our claims for these expenses, our financial results could be materially and adversely affected.

Recently, AIG has experienced significant financial issues associated with the troubled credit markets, and has received financial support from the U.S. Government. It is unclear whether the restructuring of AIG will cause AIG to alter its coverage position or reimbursement policies. At September 30, 2008, we were expecting reimbursement of approximately $1.2 million of legal expenses. The failure of AIG to continue making reimbursements to us under our D&O insurance policy could materially and adversely affect our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our purchases of our common stock during the first three quarters of 2008:

2008 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 29
Employee transactions (1)	51,266	$5.40	—	N/A
March 1 - March 31	—	—	—	—
April 1 - April 30
Share repurchase program (2)	—	—	—	$10.0 million
May 1 - May 31
Share repurchase program (2)	927,394	$3.9618	927,394	$6.3 million
June 1 - June 30
Share repurchase program (2)	—	—	—	$6.3 million
July 1 - July 31
Share repurchase program (2)	—	—	—	$6.3 million
August 1 - August 31
Share repurchase program (2)	676,540	$3.5524	676,540	$3.9 million
September 1 - September 30

2008 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Share repurchase program (2)	—	—	—	$3.9 million
Total
Employee transactions (1)	51,266	$5.40	—	N/A
Share repurchase program (2)	1,603,934	$3.7891	1,603,934	$3.9 million

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units pursuant to the 2007 Incentive Compensation Program.
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

(3)	Excludes commissions paid.

ITEM 6.	EXHIBITS

Exhibit Number
3.1 (1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (2)	Amended and Restated Bylaws, as amended July 23, 2008.

10.1	Amended and Restated Microtune, Inc. 2000 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: October 23, 2008