Form 10-K
period 2008-12-31
MICROTUNE INC
filed 2009-02-20
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $171.2 million (based on the closing sales price of the registrant’s common stock on that date). This is the only outstanding class of common stock of the registrant. Shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 13, 2009, there were 52,082,021 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Stockholders.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

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

We caution readers that the forward-looking statements in this report are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially and adversely from those expressed or implied by any forward-looking statements as a result of various factors, some of which are described under the caption “Part I, Item 1A. Risk Factors” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS.

Website Access to Reports and Other Information

We make our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge upon request by phone (telephone number: (972) 673-1610), by email to ir@microtune.com, in writing to our Investor Relations department at 2201 10th Street, Plano, Texas 75074 or through our internet website, www.microtune.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access these materials at the SEC’s website located at www.sec.gov.

Overview

Microtune, Inc. was incorporated in 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our tuner products shipped into the cable and DTV markets are in the form of ICs while our tuner products shipped into the automotive entertainment electronics market are principally in the form of subsystem modules, but are expected to be increasingly in the form of ICs in the near future. Our amplifier products are principally in the form of both ICs and subsystem modules and our upconverter products are principally in the form of subsystem modules, but also contain our ICs.

Our products enable or target various consumer electronics, broadband communications and automotive entertainment electronics applications or devices, including cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including high-definition televisions (HDTV); personal computer television (PC/TV) multimedia products; and mobile television receivers. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices, subsystems and applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors serving multiple end markets, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

The cable, automotive entertainment electronics and DTV markets are intensely competitive and historically have seen rapid changes in demand. Certain applications, such as PC/TV, within our target markets can be characterized as having short product life cycles due to rapid technological changes, relatively simple application designs and aggressive competitive pricing. These factors can result in rapidly decreasing average selling prices, which we attempt to mitigate with our product cost reduction efforts and higher levels of integration and functionality. The volatility of demand within our target markets makes it difficult for us to identify and discuss business trends or to predict future results.

Today, our products are marketed principally to OEMs and ODMs in the following markets:

•	Cable

Products targeting this market send and/or receive cable broadband signals. These products include tuners used in consumer premise equipment (CPE), including high-speed voice and data cable modems, digital cable set-top boxes and hybrid analog/digital cable set-top boxes; upconverter modules and chipsets used in headend modulators; and RF amplifiers used to send and receive signals between the cable headend and CPE. In some cases, the same tuners may be used to receive digital terrestrial signals. In this market, performance, the ability to support industry standards and overall solution cost are key factors in competing for design wins. Design cycles in the cable market can range from a few months to more than one year.

•	Automotive Entertainment Electronics

This market includes products targeting mobile automotive and, to a lesser extent, commercial aircraft environments. Our automotive entertainment electronics products range from components for traditional AM/FM radios (including tuners and antenna amplifiers) to components for emerging entertainment applications, including in-car television; in-flight video; digital radio, such as digital audio broadcast (DAB); and HD radio™. Both performance and overall solution cost are key competitive factors in this market. Design cycles in the automotive entertainment electronics market are generally very long, in some cases, two to three years.

•	Digital Television

Products targeting this market receive digital terrestrial signals or digital and analog terrestrial signals. These products are designed for use in consumer electronics devices such as mobile televisions; integrated digital television (iDTV) sets; digital terrestrial set-top converter boxes; satellite and IP set-top boxes that include one or more terrestrial tuners used to receive local high-definition television broadcasts; portable DVD players; digital video recorders (DVRs); DVD recorders; and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices. One specific DTV opportunity is the coupon eligible converter box (CECB) opportunity. This market segment relates to the shut-off of full power analog terrestrial broadcast signals in the United States, and the need for a digital to analog converter box to allow analog televisions to receive digital signals. This market segment is non-recurring and is expected to be active through the first half of 2009. Products targeting these applications require both high performance and competitive overall solution cost. The design cycles for PC/TV are relatively shorter and require very low overall solution cost and low power consumption. Design cycles in the DTV market can range from a few months to more than one year for peripheral devices and from a few months to several months for PC/TV applications.

Business Strategy

Our goal is to be the leading supplier of RF tuner technology in our target markets. Key elements of our strategy include:

•	Focusing on RF tuner technology and products where we believe our experience, expertise and patent portfolio provide strategic and competitive advantages;

•	Leveraging our RF systems and support expertise to help our customers design superior performing and cost effective applications and devices;

•

Leveraging our core technologies and experience in real-world terrestrial environments to provide silicon solutions for evolving markets, including the automotive entertainment electronics and DTV markets;

•	Protecting or increasing our opportunities through expanded relationships with existing or new key partners;

•	Continuing to grow revenues and profits in the cable market through innovative product introductions and market share increases;

•

Combining our RF IC and automotive systems expertise and established products to expand our presence in the automotive entertainment electronics market as this market transitions from modules to more highly-integrated RF IC solutions;

•	Investing in new products to target the significant long-term opportunities in the DTV market;

•	Investing in new products to achieve a higher level of integration of the digital functions necessary for applications in our target markets; and

•

Investing in new technologies to remain competitive in all our target markets to produce more cost-efficient, low power consumption and more highly-integrated products that leverage next-generation technology.

Organization

To implement our strategy effectively, our systems engineering and marketing teams are organized into two specialties: automotive entertainment electronics and broadband communications electronics, which includes the cable and DTV markets. Our IC design, product and test engineering, mechanical design, quality, marketing communications, investor relations, sales, finance and accounting, information technology, legal, operations and human resources teams are generally centralized to achieve operational efficiencies.

Markets

The worldwide reliance on the internet; the transition from analog to digital transmission standards for both cable and terrestrial television; the greater use of broadband, mobile and wireless communications; and the growing interrelation of televisions, personal computers, cable communications and the internet, coupled with an end-user desire for mobility, have fostered dramatic changes in business and consumer electronics, broadband communications and automotive entertainment electronics. These drivers have propelled the development of new classes of products and new forms of entertainment and information, based on innovative technologies that deliver better, faster and improved communications.

•	Cable

According to an In-Stat study, total worldwide cable subscribers are projected to exceed 550 million within the next three years. During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of digital voice, data and video services, including ultra high speed telecommunications services, supporting high definition (HD) formats and DVR functionality. In-Stat predicts that over 250 million households will be subscribing to digital video services by 2012.

In order to support these new services, cable service providers continue to invest in new technology and infrastructure, to upgrade their networks to 1 GHz to deliver more channels to consumers; digital and HDTV programming; high-speed data communications; home networking; and two-way interactive services, including digital telecommunications and on-demand services. As a part of this upgrade, cable service providers continue to deploy new classes of digital consumer equipment that allow users to access a range of enhanced services such as:

•

DOCSIS® 2.0 Modems: Cable modems and Embedded Multimedia Terminal Adapters (EMTAs) which can be stand-alone devices or integrated into set-top boxes. DOCSIS® 2.0 cable modems enable high-speed internet service via two-way cable, while EMTAs enable Voice over Internet Protocol (VoIP) for digital phone service;

•

DOCSIS® 3.0 Modems and IPTV Set-top Boxes: Cable operators in Japan, Korea, the United Kingdom, the Netherlands, Brazil, the U.S. and Canada have launched new channel-bonded DOCSIS® 3.0 services. As part of the new modems and IPTV set-top box solutions required for these new services, we provide the industry’s only wideband RF tuner, which was in every CableLabs® DOCSIS® 3.0 certified product in 2008.

•

CATV Set-top Boxes: Digital interactive set-top boxes, which serve as the home access point for a number of video services, including HD and standard-definition (SD) digital channels, analog channels and new applications such as digital video recording and video-on-demand services. In some deployments, the digital interactive set-top box is evolving into a “home gateway,” a multifunctional box designed to serve as the distribution “hub” for home networked video, voice and/or data services.

The cable industry’s adoption of industry standards, such as CableLabs® standards for DOCSIS® (cable modems) and PacketCable™ EMTAs, as well as support for complementary standards, such as tru2way™ to enable digital set-top box functionality in television sets, has served as an additional catalyst to fuel the deployment of enhanced broadband services. These standards are designed to ensure interoperability between different manufacturers’ customer premise equipment and cable infrastructure (headend) equipment products. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can operate efficiently and harmoniously in cable environments. New versions of the DOCSIS standard, DOCSIS® 3.0 and Euro DOCSIS® 3.0, are designed to achieve data communications speeds of 160 Mbps downstream and 120 Mbps upstream, or higher, via the cable network. Earlier versions of the standards only supported 30 to 40 Mbps in each direction. DOCSIS 3.0 cable modems require multiple and/or specialized cable tuners as well as a new generation of high performance upstream amplifiers. This new standard enables cable operators to offer a more competitive, new class of ultra high speed telecommunications and business services.

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

•	Automotive Entertainment Electronics

Technology convergence and integration is beginning to impact the automotive and airline industries. In the automotive entertainment electronics market, for example, low-cost communications, navigation, information and entertainment technologies are combining with traditional in-car display and audio systems to create new applications and potential new markets for in-car systems. Driven by consumer demand, new applications are rapidly evolving beyond the conventional car audio system to include digital sound systems, digital radio, such as DAB and HD radioTM , and a suite of applications that allow passengers to watch digital television and video and play interactive games. These newer applications are expected to gain greater consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology.

Currently, the majority of our products sold into the automotive entertainment electronics market are utilized in car televisions and AM/FM radios, primarily for European end markets. Demand for car television and newer digital radio is expected to grow rapidly as automakers offer a range of systems in more vehicles, moving from luxury cars into mid-priced models.

Data delivered via RF communications is integral to these emerging automotive entertainment electronics applications, and we provide enabling technology, including AM/FM tuners, digital radio front-ends, antenna amplifiers and in-car television tuners, which are incorporated into automotive entertainment electronics subsystems to support these applications. Currently, we are supplying module-based tuner products for radio applications, both silicon and module-based tuner products for in-car television applications, and both silicon and module amplifiers for antenna amplifier applications. We are also currently developing silicon products for radio applications, although we expect the transition to silicon products within this market to take several years, primarily due to very long design cycles.

•	Digital Television

The worldwide transition to digital technologies represents a massive technology transformation. According to In-Stat, annual global DTV unit shipments are expected to grow from 119 million units in 2008 to over 166 million units by 2012. As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail (e.g. HDTV) than that provided by an analog channel, or to provide multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and audio to packetized internet data, can be broadcast using digital transmission.

The definition of terrestrial ‘digital television’ is determined by standards adopted by various countries. For fixed terrestrial reception, the Advanced Television Systems Committee (ATSC) standard is deployed primarily in North America and the Digital Video Broadcast—Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world. Japan and Brazil have adopted the Integrated Services Digital Broadcast—Terrestrial (ISDB-T) standard for digital terrestrial broadcast. China has recently taken steps to unify its domestic digital television schemes under the GB20600-2006 standard, also known as Digital Terrestrial Multimedia Broadcast (DTMB). In some cases, these same standards may also be suitable for and/or provide modes for mobile terrestrial reception, although there may also be separate standards for mobile reception (e.g. DVB-H in Europe, CMMB in China).

We provide tuners and amplifiers used for the RF tuning and reception of signals for DTV products. Historically, DTV customers have relied on subsystem module tuners for the RF front-end, either produced internally by the customer or purchased from a third-party for the RF front-end. We expect DTV manufacturers will transition to next-generation silicon tuner technology in the future and expect the transition from subsystem module tuners to silicon tuners will take several years.

Products

The applications or devices associated with the cable, automotive entertainment electronics and DTV markets require high levels of RF performance, power efficiency, functionality and integration, which must all be delivered with a low overall solution cost. Our products are engineered to address the complex, high-performance RF requirements of broadband transmission and reception.

We classify our products into two types: integrated circuit products or ICs (also referred to as “silicon”) and subsystem-level RF solutions (called “modules”).

•	Integrated Circuit Products

We offer a product portfolio that includes:

MicroTuner Single-Chip Broadband Tuners

Our premier products are our single-chip MicroTuner IC tuners. In 1999, we introduced the world’s first broadband television tuners with all active components implemented in a single microcircuit. We believe our MicroTuner chips are among the few single chip IC television tuners in high volume production today that incorporate all of the active elements of a RF broadband tuner, including low-noise and intermediate frequency amplifiers. Our MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations.

Silicon Amplifiers

We offer a family of amplifiers, including upstream amplifiers, Intermediate Frequency (IF) amplifiers and broadband antenna amplifiers, which can be used as companion products to our single-chip tuners, or used separately. These products enable or support a variety of specialized functions, including high-speed upstream cable communications and the distribution of a broadband signal across multiple tuners. Our silicon amplifiers support these functions by conditioning signals within the RF front-end and boosting them for distribution through a system. The amplifiers also enable two-way communications capability in cable access applications and provide downstream amplification in automotive radio and in-car television applications.

•	Subsystem-Level RF Solutions

Our subsystem-level products, called modules, are RF solutions consisting of tuner and/or transmit/receive functions that are pre-assembled into tested, production-ready RF front-ends. Our subsystem solutions are available for multiple applications, including analog and digital car radio, analog and digital in-car television, in-flight entertainment, automotive antenna amplifiers and cable system headend upconverters.

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

As of December 31, 2008, we had 129 technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team, comprised of RF, analog and digital IC, systems, and product and test engineers and technicians, enables us to produce differentiated RF IC and subsystem module solutions for applications in our targeted markets. Team members are located in our design centers in Plano, Texas; Plantation, Florida; Boulder, Colorado and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio, which is of vital importance to our business as many of our competitors are larger, more diversified companies with substantially greater financial resources. Our ability to protect our proprietary innovations from exploitation by our competitors is crucial to our future success. We have in the past and will continue to vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold 83 issued United States utility patents and have more than 25 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

See Part IV, Item 15., “Exhibits, Financial Statement Schedules” for our patent license agreement with Broadcom Corporation.

Our research and development expenses were $25.9 million, $23.7 million and $21.4 million for 2008, 2007 and 2006, respectively. Of these amounts, stock-based compensation expense comprised $1.9 million, $2.4 million and $2.6 million, respectively. We internally sponsor all of our research and development activities. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development expenses.

Sales and Marketing

As of December 31, 2008, our worldwide sales organization consisted of over 30 employees with offices located throughout the United States: Plano, Texas; Huntsville, Alabama; Duluth, Georgia; Naperville, Illinois; Campbell, California; Irvine, California and Raleigh, North Carolina, and in regional centers around the world:

Ingolstadt, Germany; Taipei, Taiwan; Tokyo, Japan; Seoul, South Korea, Shenzhen, China and Basingstoke, United Kingdom. Our sales organization consists of technical sales, service and customer support professionals and includes a field application engineering staff that is involved with customers during various phases of design and production. The field applications engineering function, located throughout our worldwide sales offices, is a critical element in achieving customer design wins. We also provide customers with application engineering support from our systems engineering personnel based in Plano and Ingolstadt.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We primarily sell our products directly to our customers and to a lesser extent via a network of distributors and independent sales representatives located around the world.

Historically, revenues from international markets have represented the majority of our total revenues. See Item 1A., “Risk Factors” for a description of this risk and other risks. See Note 11, “Geographic Information and Significant Customers” to the Notes to Consolidated Financial Statements for a discussion of financial information by geographic area.

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

Customers

We market and sell our ICs and subsystem module solutions directly to OEMs, ODMs and their suppliers who sell devices or applications to consumers, other OEMs or service providers (cable) within the cable, DTV and automotive entertainment electronics markets. The devices or applications that our customers produce include cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including HDTV; PC/TV multimedia products; and mobile television receivers. We also market and sell to third-party manufacturers and to distributors who sell directly to OEMs and ODMs. We engage with customers at multiple levels within their organizations, provide design and systems services and applications engineering support, and align our product roadmaps to meet their product requirements.

We supplied our ICs and module products to more than 50 customers or their contract manufacturers worldwide during 2008, including the following:

Cable: Advanced Digital Broadcast, ARRIS, Cisco, Hitron, Humax, Motorola, Pace, Panasonic and Samsung.

Automotive Entertainment Electronics: Delphi Delco Electronics (formerly Fuba), Harman Becker Automotive Systems, Hirschmann Car Communications, Lear, Magnetti Marelli, Panasonic, Pilkington, Rockwell Collins and Thales.

Digital Television: AccessHD, AMD, Apex Digital, Echostar, Hauppauge, Lasonic, Pace, Sansonic, TiVo, Toshiba and Zinwell.

See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of net revenue from significant customers and Item 1A., “Risk Factors” for a description of risks associated with our significant customers.

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

We have established relations with IC wafer foundries, IBM, Jazz Semiconductor (a Tower Group Company) and X-FAB, to help ensure our future demands are in line with their manufacturing technology roadmaps and capacities. These foundries offer a mature BiCMOS production process. In addition, IBM and Jazz Semiconductor offer advanced silicon germanium (SiGe) process technology. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. See Item 1A., “Risk Factors” for a description of risks associated with reliance upon third-party suppliers.

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

Cable

Our major RF tuner competitors in the cable market include Alps, Anadigics, Broadcom, LG Innotek, NuTune, NXP Semiconductors, Samsung Electro-Mechanics and Xuguang.

Automotive Entertainment Electronics

Tuner competitors in the automotive entertainment electronics market include Alps, Maxim, Mitsumi, NXP Semiconductors, Panasonic Electronic Devices and Sanshin.

Digital Television

Our major RF tuner competitors in the digital television market include Alps, DiBcom, Maxlinear, NuTune, NXP Semiconductors, Xceive, as well as the captive tuner divisions of all the major consumer brands, including Konka, LG, Panasonic, Samsung Electro-Mechanics, Sanyo, Sharp, Sony, Toshiba and TTE.

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

Employees

As of December 31, 2008, we had a total of 220 employees worldwide, including 147 in research and development, 37 in sales and marketing and 36 in operations, finance and administration. Of these employees, 141 were located in the United States.

ITEM 1A.	RISK FACTORS.

Our success depends on the growth of the cable, automotive entertainment electronics and DTV markets generally, the demand for RF products within these markets specifically and the success of our customers.

We derive our revenue from sales of RF products into cable, automotive entertainment electronics and DTV applications or devices within the cable, automotive entertainment electronics and DTV markets. These markets are characterized by:

•	intense competition;

•	rapid technological change;

•	long design cycles; and

•	short product life cycles, especially in the PC and consumer electronics markets.

The cable, automotive entertainment electronics and DTV markets may not grow in the future as anticipated or a significant market slowdown may occur. Further, demand for applications or devices that include our products or are targeted by our products, in particular, cable set-top boxes; high-speed voice and data cable modems; car audio, video and antenna amplifier systems; digital/analog televisions, including high-definition televisions; PC/TV multimedia products and mobile televisions may not grow at a rate sufficient for us to sustain profitability, or our customers’ market share may decline, even though demand in general is high, which would also adversely affect our financial results. Because of the intense competition in the cable, automotive entertainment electronics and DTV markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications and devices, it is difficult to predict the potential size and future growth rate of the markets for our RF products. In addition, the cable, automotive entertainment electronics and DTV markets are transitioning from analog to digital standards, as well as expanding to new services, such as interactive television, portable or mobile television and on-demand services. The future growth of our RF product markets is dependent upon market acceptance of our customers’ applications and devices that incorporate our RF technology and address the cable, automotive entertainment electronics and DTV markets, and we cannot assure you that our customers’ products and consequently, our underlying RF technology, will be accepted by any of the end customers in these markets. If the demand for our RF products is not as great as we expect, if we are unable to produce competitive products to meet that demand or if we are otherwise unable to capitalize on market opportunities, we may not be able to generate revenue growth or profitability.

The current economic slowdown will have a negative impact on our business, potentially resulting in significant operating losses and a decrease in our net cash position. Cost control activities may not be as successful as planned and reduced product development and customer design activity levels could result in decreased long-term business prospects.

The current economic slowdown is affecting all of our target markets and it is difficult to estimate the duration and significance of the slowdown and the resulting negative impact on our business. Our ability to manage expenses to a level commensurate with reduced business levels is difficult given our reduced visibility and the fixed nature of certain expense categories. Furthermore, due to the vital importance of research and development activities to our future product development, it could be difficult to reduce our research and development spending materially without jeopardizing our current position as an RF tuner technology leader. Consequently, our efforts to control and reduce expenses may not be enough to maintain profitability, and we may incur significant operating losses and use a portion of our cash reserves.

The negative impact on operating results may preclude us from paying cash incentive compensation which could negatively affect employee morale. We may also see a continued negative impact on our stock price, significantly reducing or eliminating the financial benefit of long-term equity incentives, which could also negatively affect employee morale and impact our efforts at employee retention.

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

Recently, AIG has experienced significant financial issues associated with the troubled credit markets, and has received financial support from the U.S. Government. It is unclear whether the restructuring of AIG will cause AIG to alter its coverage position or reimbursement policies. At December 31, 2008, we expected reimbursement of approximately $1.9 million of legal expenses. The failure of AIG to continue making reimbursements to us under our D&O insurance policy could materially and adversely affect our results of operations and financial condition. Through December 31, 2008, we have received cumulative reimbursements of $1.7 million.

We depend on several significant customers for a substantial portion of our revenue. If we lose business from a significant customer, or if any of our significant customers lose market share in the markets in which they compete, our results would be significantly adversely affected.

We have historically derived a substantial portion of our revenue from sales to a relatively small number of significant customers and we expect this trend to continue. The loss of any significant customer would significantly harm our revenue. Net revenue from customers, including sales to their respective manufacturing subcontractors, exceeding 10% of net revenue was as follows:

	Year Ended December 31,
	2008	2007	2006
Cisco	29%	32%	23%
Unihan (1) (2)	13%	18%	17%
Panasonic	12%	*	*
Ten largest customers	85%	82%	76%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

In light of the current economic crisis, our significant customers may curtail certain research and development spending which could impact the deployment of our latest generation RF products, which are designed to replace older technology products. A decision by any of our significant customers to curtail certain research and development spending could have a material adverse effect on our business, results of operations and future prospects.

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

We believe that our future results of operations will continue to depend on the success of our significant customers, on our ability to sell existing and new products to these customers in significant quantities and without significant price erosion and on our ability to diversify our customer base. To attract new customers or retain existing customers, we may offer certain customers very attractive prices on our products, which could impact our overall pricing strategy. In that event, our average selling prices and gross margins would decline. The current economic crisis could cause our customers to ask for greater pricing concessions. The loss of a significant customer, a reduction in sales to any significant customer or a significant decrease in our sales prices made to retain a significant customer would adversely impact our revenue and consequently our results of operations and financial condition.

We generate the vast majority of our net revenue and income from the cable market. Market specific risks affecting the cable market could result in significantly decreased net revenue and income.

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

Market-specific risks affecting the iDTV, PC/TV and television peripheral market segments of the DTV market could impair our ability to compete successfully in that market.

The market for DTV applications in iDTVs, PC/TVs and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting these market segments include:

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will continue to be used by OEMs and will be viewed as more attractive by our current and potential customers, including the use by our potential customers of “captive” module tuner suppliers due to more favorable economic terms;

•	the risk that module tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions;

•	the risk that silicon tuners that offer the same or similar functionality as our silicon tuner solutions will be sold at lower prices than our silicon tuner solutions by competitors willing to accept lower gross margins to obtain design wins;

•	the risk that the PC/TV market will not be as large as anticipated or our share in the market will be lower than anticipated;

•	the risk that tuner performance requirements for the PC/TV market are less stringent and thereby increase the competitive element in this market;

•	the risk that the suppliers of module tuners who currently sell tuners to television manufacturers that we are currently targeting with our silicon tuner may lower their prices, including to levels below their cost, in order to protect their existing relationships, thereby making our tuner uncompetitive from a customer cost perspective;

•	the risk that we will be unable to develop silicon tuners that meet the performance requirements of our customers;

•	risks related to systems integration and other risks, including the timing of open design windows, inherent in the highly complex design-in process of the products designed to address this market;

•	the risk that we will not be able to finalize the highly complex design-in process for a particular customer application during the narrow customer design window;

•	the risk that module products implementing our silicon tuners will not be selected by potential end customers due to the economics of the entire module solution where other components are unattractively priced;

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs;

•	the risk that an influx of entrants into the DTV market due to the transition to all digital broadcasts will accelerate average selling price erosion; and

•	the risk that multi-standard, multi-band, universal television tuners will be preferred by DTV manufacturers and our multi-standard, multi-band, universal television tuners may not meet performance expectations or be available in the necessary timeframe.

Our efforts to penetrate the DTV market, in particular, will depend on our ability to overcome the challenges described above and upon eventual acceptance of our new DTV products. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a material adverse effect on our business prospects, financial condition and results of operations.

We may not realize significant revenue in 2009 relating to the ongoing coupon-eligible converter box (CECB) market segment and year-over-year comparisons of total revenue and revenue from the DTV market will be difficult given the significant revenue realized from the CECB market segment in 2008, which may not be replaced in the near future.

In anticipation of the planned termination of analog terrestrial (off-air) television broadcasts in the United States in June 2009 (for “full power” analog transmitters) and the transition to digital terrestrial television broadcasts, the federal government has launched a program to subsidize the purchase of digital to analog converter boxes by consumers who wish to continue to watch television on their legacy analog televisions, which do not have a digital tuner and therefore would be otherwise unable to receive digital terrestrial television broadcast signals without a separate converter box. The transition deadline for the termination of analog broadcasts has been delayed by the United States Government to June 2009 and additional funds may be allocated to further subsidize this market. This market is characterized by various market risks for the DTV market generally and market specific risks for the CECB market segment described immediately below, any of which may adversely affect our ability to compete effectively in the CECB market segment:

•	the risk that we may not be able to realize significant future revenue from the CECB market segment;

•	the risk that we may not be able to accurately forecast demand for the remaining CECB opportunity as we expect a significant portion of any future net revenue for this market segment to be shipped through third-party distributors, thereby reducing visibility into demand from end customers;

•	the risk that orders and forecasted demand may be inflated by end customers and third-party distributors (and subject to future cancellation or delay) to ensure component and product availability to support anticipated demand or potential upside demand; and

•	the risk that year-over-year revenue comparisons will be viewed poorly should we not realize comparable revenue from this market segment in 2009, given that approximately $7.6 million in net revenue was realized from this market segment in 2008. This could negatively impact investor and analyst views of our future prospects and could negatively impact the price of our stock.

We operate in an intensely competitive business and many of our competitors have significantly greater resources and operating flexibility, which allow them to compete effectively against us in existing markets and may affect our ability to enter or effectively compete in new markets.

The markets in which we compete are intensely competitive and are characterized by rapid technological changes, increasing degrees of component integration, evolving industry standards and price erosion. We cannot assure you that we will be able to compete successfully against current or new competitors. This competition has resulted and may continue to result in declining average selling prices for our RF products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable, automotive entertainment electronics and DTV markets. In most cases we compete directly against system module solutions or against other integrated circuit module substitute products similar to our own. In some cases our product is used inside a system module, in which case we compete against a large number of IC solutions providing various levels of integration. Companies providing system module solutions against whom we compete include captive and non-captive module suppliers such as Alps, LG Innotek, Oingjia, Mitsumi, NuTune, Panasonic Electronic Devices, Samsung Electro-Mechanics, Sanshin, Sanyo, Sharp, Sony, Toshiba and TCL. Integrated circuit companies against whom we compete for designs within system modules or compete for discrete designs intended to replace system modules include Anadigics, Broadcom, DiBcom, Entropic, Maxim, Maxlinear, NXP Semiconductors and Xceive. Average selling prices for products offered by competitor tuner module manufacturers continue to erode substantially, causing our silicon product offerings to be less attractive to potential customers and further limiting our design win opportunities, especially in the DTV market.

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

Our RF products are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, we have relied on informal strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to our mutual end customers. Although we work in concert with our third-party demodulator partners to complete highly functional reference designs, we have no control over our partners’ future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator partner to continue to support our products. Likewise, our ability to acquire new customers is highly dependent on the cooperation of third-party demodulator manufacturers. If such third-party manufacturers decide to partner with our competitors or to provide their own tuner solution, we would effectively be prevented from selling our products to potential new customers. Furthermore, our dependence on these third-party demodulator manufacturers often limits the strategic direction of the company. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Additionally, certain of our demodulator partners may become insolvent in the current economic environment. We often partner with companies that provide demodulation and/or decoding ICs for our mutual customers. These partners have included AMD, Auvitek, Quoxin, Micronas, Realtek, ST Microelectronics, Texas Instruments and Zoran.

If any of our current or prospective demodulator partners were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products or were to go out of business, we would be effectively designed out of current and potential customer’s products and this could have a material adverse effect on our business, results of operations and our future prospects.

If competitors begin to offer cheaper integrated tuner/demodulator products and we do not offer a competitive solution, we may lose significant market share to our competitors.

If our competitors begin to offer fully integrated tuner/demodulator products in the future and we cannot offer an attractive solution, we may lose significant market share to our competitors. Certain of our competitors have announced fully integrated tuner/demodulator solutions. Historically, these solutions have not achieved performance levels sufficient to target high performance cable or DTV applications. However, we believe that future integrated offerings may be able to achieve these high performance thresholds, and thereby potentially provide customers with smaller and cheaper solutions.

The average selling prices of our products will likely decrease over time. If the selling price reductions are greater than we expect, or if we are unable to effectively counter average selling price erosion through product cost reduction, our results of operations may be adversely affected.

Historically, the average selling prices of our products have decreased over their lives. In addition, as the markets for RF integrated circuit and module products mature, we believe that it is likely that the average unit prices of our RF products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions, competitive product bundling and a transition in our markets from higher priced module products to lower priced integrated circuits. In addition, the current economic crisis could cause our customers to ask for greater pricing concessions in response to pricing pressure from their end customers. To offset these decreases, we expect to primarily rely on achieving manufacturing cost reductions for existing products and introducing new products with higher levels of integration and greater performance that can be sold at higher average selling prices.

Although we will seek to increase the sales of our higher margin products, our sales and product development efforts may not be successful and our new products may not achieve market acceptance. In addition, our new higher margin products may not be attractive to our customers to the extent that greater levels of performance and integration are not demanded by their end customers due to the current economic crisis. To the extent we are unable to reduce costs or sell our higher margin products, our results of operations may be adversely affected.

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

Other solutions for the cable, automotive entertainment electronics and DTV markets compete with some of our solutions. If these solutions prove to be more reliable, faster, less expensive or more popular than our solutions, the demand for our RF products and our revenue may decrease.

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

Our quarterly results of operations have fluctuated significantly in the past and we expect such quarterly results to continue to fluctuate significantly in the future due to a number of factors, many of which are not in our control. These factors may include:

•	unexpected dramatic decreases in customer demand due to the current economic crisis;

•	the timing, cancellation and rescheduling of significant customer orders, potentially with short notice periods;

•	the ability of our customers to procure the other necessary components for their end-products that utilize our products in order to conduct their operations;

•	pricing concessions on volume sales to particular customers for established time frames and our ability to respond to general downward pressure on the average selling prices of our products;

•	cyclical or seasonal slowdowns and general downturns in customer demand or related industry-wide increases in inventories;

•	our ability to predict our customers’ demand for our products, manage production and inventory levels in response to product life cycles and other factors and minimize the effects of obsolete or excessive inventory;

•	design wins and changes in our product and customer mix;

•	labor disputes at our subsystem module manufacturer’s facility in the Philippines or at any of our other subcontractors, which may cause temporary slowdowns or shutdowns of operations;

•	problems with our products that result in significant returns;

•	inadequate allocation of wafer, assembly or test capacity for our silicon products by our subcontractors and/or allocation of components used in our module products by our suppliers;

•	inconsistent or non-linear quarterly revenue that may result from our entry into new markets, such as mobile television, or new consumer products, such as DTV set-top converter boxes because our customers may have difficulty accurately determining the initial demand for their new products;

•	acts of terrorism or military action occurring anywhere in the world; and

•	acts of God or force majeure.

It is likely that our quarterly results of operations will be adversely affected by one or more of the factors listed above, or other factors. If our future results of operations fail to meet the expectations of stock market analysts or investors, the market price of our common stock may decline.

Our research and development efforts are critical to our business and if these efforts are unsuccessful, our business and results of operations will be adversely affected.

Any future success will depend, in large part, upon our ability to develop new RF products for existing and new markets, our ability to introduce these new products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these new products for design into their new products. Developing new products and improving our existing products requires substantial continuing investments of engineering resources. We have often encountered and continue to encounter difficulties attracting and retaining the highly sophisticated engineering personnel required to timely develop our products and meet our customers’ design windows. In addition, the development of new RF products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Our success at addressing our target markets will often depend on our ability to co-develop certain integrated products with certain partners. These co-development efforts involve inherently higher development risk and because they involve third-parties, they provide us with less control over the development effort. In addition, some of our past research and development efforts have failed. Successful product development depends on a number of factors, including:

•	the accuracy of our prediction of emerging market requirements and evolving standards;

•	the acceptance of our new product designs by our customers and of our customers’ products by their end customers and consumers;

•	the availability of qualified product designers and our ability to attract and retain them; and

•	our ability to successfully design, develop, manufacture and integrate new components to increase our product functionality in a timely manner.

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

We generally warrant our commercial products for a period of one year, and longer for automotive entertainment electronics products. If a customer experiences a problem with our products and subsequently returns our products to us in large quantities for rework or replacement, the cost to us could be significant and could have a material adverse effect on our business, financial condition and results of operations.

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

Net revenue from outside of North America was 68%, 64% and 66% for 2008, 2007 and 2006, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products which could have a material adverse effect on our financial condition and results of operations.

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

Historically, revenues from international markets have represented the majority of our total net revenue. We expect net revenue from international markets to continue to represent the majority of our total net revenue for the foreseeable future. International business activities involve certain risks, including:

•	difficulties involved in the staffing and management of our geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism, drug trafficking and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the United States tax code as a result of international trade regulations;

•	greater difficulty in safeguarding intellectual property;

•	foreign technical standards;

•	import and export licensing requirements, tariffs, and other trade and travel restrictions; and

•	existence or adoption of laws and regulations affecting the operation and taxation of our business and the general business climate for foreign companies.

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

As part of our routine business, we extend credit to customers purchasing our products. At December 31, 2008, approximately 56% of our net accounts receivable was due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

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

If we do not anticipate and adapt to evolving industry standards in the cable, automotive entertainment electronics and DTV markets, or if industry standards develop more slowly than we expect, our products could become obsolete and we could lose market share.

Applications and devices for cable, automotive entertainment electronics and DTV markets often are based on industry standards that are continuously evolving. We have often directed our development toward producing RF products that comply with these evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which can harm our ability to sell our RF products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The continued delay in the development of these industry standards could result in fewer manufacturers purchasing our RF products in favor of continuing to use the proprietary technologies designed by our competitors. Such delayed development of industry standards and the resulting slower deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Additionally, our competitors may attempt to relax anticipated standards that we have expended significant research and development funds to meet, thereby eliminating any technical advantages that our products may have. Further, if new unexpected industry standards do emerge, and we have failed to accurately anticipate or design products that meet such standards, our products or our customers’ products could become unmarketable or obsolete.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards for our RF products in the cable, automotive entertainment electronics and DTV markets, or to develop and introduce new products that are functionally and economically competitive into these markets, could result in diminished revenue and, consequently, harm our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

We have experienced volatility in our stock price and it may fluctuate in the future. Therefore, you may be unable to resell shares of our common stock at or above the price you paid for them.

The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future. For example, during 2008, our common stock traded at prices as low as $1.60 and as high as $6.59 per share. Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

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

Public stock markets have experienced, and are currently experiencing as a result of the current economic crisis, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

Currency fluctuations related to our international operations could have a material adverse effect on our financial results.

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, the foreign currency exchange loss was $0.3 million in 2008. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

We cannot assure our stockholders that purchases made under our 2008 stock repurchase program will enhance long-term stockholder value and any future stock repurchase programs may not enhance long-term stockholder value, could increase the volatility of the price of our common stock and diminish our cash reserves.

On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deemed appropriate. The timing and actual number of shares repurchased depended on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program was completed on December 31, 2008 with final repurchase activity concluding on November 30, 2008.

Any future repurchases pursuant to a new stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.

Additionally, a stock repurchase program would diminish our cash reserves, which could impact our ability to pursue strategic opportunities and acquisitions and could result in lower overall returns on our cash balances.

There can be no assurance that any future stock repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. We repurchased approximately 2,719,000 shares in 2008 at an average price of $3.14. As of February 13, 2009, our closing stock price was $1.86. Although a stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce any program’s effectiveness.

As of December 31, 2008, we had repurchased and retired approximately 2,719,000 shares of our common stock at a cost of $8.5 million and $1.5 million was unused under the program which expired on December 31, 2008.

Our results of operations will be adversely impacted by a worldwide macroeconomic downturn. As a result of this adverse impact on our business and general investor concern regarding the current economic crisis, the market price of our common stock may be negatively impacted.

In 2008, general worldwide economic conditions have experienced a downturn due to the effects of the lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. Forecasted demand of many of our customers for 2009 has declined and as a result, we have also experienced order push-outs and cancellations. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the semiconductor industry, generally, or in the cable, automotive entertainment electronics or DTV markets specifically. If the cable, automotive entertainment electronics or DTV markets significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

We may need to obtain capital required to grow our business.

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

We currently have facilities and suppliers located outside of the United States, including research and development operations in Germany and sales offices in Japan, Taiwan, China, South Korea and the United Kindgom. Other than IBM, Jazz Semiconductor, ISE and Criteria Labs, substantially all of our suppliers are located outside the United States, and substantially all of our products are manufactured outside the United States. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in the Philippines could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the United States, imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines and South Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

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

Additionally, if we do not meet our hiring targets, we may be unable to support our key prospective customers and we may lose the ability to enter large emerging markets, resulting in a material adverse effect on our future prospects. We rely heavily upon equity compensation incentives, such as options to purchase our common stock to attract, retain and motivate such personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer. In addition, due to the current market price of our common stock, most, if not all, of our outstanding stock option awards are “out-of–the-money,” further hampering our ability to retain our personnel.

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

The investigation by the Audit Committee of our Board of Directors into our historical stock option granting practices and the restatement of our consolidated financial statements resulted in derivative litigation, an investigation by the United States Securities and Exchange Commission and litigation by the SEC against two of our former officers. The cost of the SEC litigation could harm our financial condition and results of operations.

On July 27, 2006, we announced that the Audit Committee of our Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option granting practices covering the time from our initial public offering in August 2000 through June 2006.

On January 22, 2007, we filed with the SEC certain restated financial statements for the years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005, as well as unaudited interim financial statements for the quarter ended March 31, 2006.

On January 31, 2007, a purported stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas—Sherman Division against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to the historical stock option granting practices of Microtune. This litigation was dismissed by the court on June 27, 2008.

We announced on June 30, 2008 that we had reached a settlement with the SEC relating to the SEC investigation into our historical stock option granting practices. We agreed to settle with the SEC, without admitting or denying the allegations in the SEC’s complaint, by consenting to the entry of permanent injunction against future violations of the federal securities laws. We were not required to pay any civil penalty or other money damages as part of the settlement. The SEC also filed suit against Douglas J. Bartek, our former Chairman and Chief Executive Officer, who resigned in June 2003, and Nancy A. Richardson, our former Chief Financial Officer and General Counsel, who resigned in March 2004, alleging various violations of the U.S. securities laws related to our historical stock option granting practices. The suit against Mr. Bartek and Ms. Richardson is still pending and due to our potential indemnification obligations to such persons, we have advanced a significant amount for legal fees. In the event that such litigation matters continue, the costs incurred could have a material adverse effect on our results of operations and financial position.

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

On October 9, 2007, a purported Microtune stockholder filed Vanessa Simmonds v. The Goldman Sachs Group, Inc., JP Morgan Chase & Co. and Microtune, Inc. Microtune was named as a nominal defendant in this action, which is styled as a “Complaint for Recovery of Short-Swing Profits under Section 16(b) of the Securities Exchange Act of 1934.” No damages are alleged against or sought from Microtune. The suit was filed in the United States District Court for the Western District of Washington at Seattle and is related to the IPO securities litigation described above.

Stockholder Derivative Litigation

As described above, on January 31, 2007, a purported stockholder derivative lawsuit was filed against current and former officers and directors of Microtune and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, and other claims related to the historical stock option granting practices of the Company. On June 30, 2008, we announced that the United States District Court for the Eastern District of

Texas entered a final judgment on June 27, 2008, dismissing the stockholder derivative lawsuit entitled Peter A. Pedroli v. Douglas J. Bartek, et al. (Case No. 4:07-CV-43), filed on January 31, 2007 against the Company, as a nominal defendant, and certain of the Company’s current and former officers and directors.

There is no guarantee that our insurance coverage, including our directors’ and officers’ liability insurance, will be sufficient to cover any potential liability and any shortfall in insurance coverage would impact our cash position which could have a material adverse effect on our financial condition.

We purchase various insurance policies to cover specifically designated risks in varying amounts. There is no guarantee that when a claim arises under any of the covered risks that our coverage will be sufficient to cover the entire claim or that any specific claim will be covered, even in part, by insurance. Specifically, if the SEC is the prevailing party in the current ongoing litigation against two of our former officers, our insurance carrier may demand the repayment by Microtune of previously reimbursed legal expenses incurred by the former officers in the defense of this litigation. Furthermore, directors’ and officers’ liability insurance may not be available to us in sufficient amounts to cover any claims made or defense costs incurred if securities litigation is filed against us in the future. These factors may result in rapid and substantial depletion of our cash reserves, and this depletion may result in our inability to properly operate our business and could have a material adverse effect on our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten-year term, which began in April 2005. Our Plano location includes administrative, finance, operations, research and development and sales and marketing functions and consists of approximately 44,000 square feet. Our lease in Germany, where we lease approximately 35,000 square feet for our research and development facility, has a twenty-two year term, which began in December 1999. In February 2006, we opened a design center in Plantation, Florida and in September 2006, we opened a design center in Boulder, Colorado. We also have sales and technical support offices in Huntsville, Alabama; Campbell, California; Irvine, California; Duluth, Georgia; Naperville, Illinois; Raleigh, North Carolina; Tokyo, Japan; Taipei, Taiwan; Shenzhen, China, Seoul, South Korea and Basingstoke, United Kingdom. We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed.

Our future cash commitments are primarily for long-term facility leases. See Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth under Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements, included in Item 8., “Financial Statements and Supplementary Data,” is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see Item 1A., “Risk Factors.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The NASDAQ Global Market under the symbol “TUNE.” The following table shows the range of quarterly high and low sales prices from January 1, 2007 through December 31, 2008. On February 13, 2009, the closing price of our common stock was $1.86 as quoted on The NASDAQ Global Market.

	Year Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$6.59	$3.40	$5.39	$4.06
Second Quarter	$4.50	$3.20	$5.50	$4.07
Third Quarter	$3.85	$2.60	$6.25	$4.87
Fourth Quarter	$2.89	$1.60	$6.88	$5.01

As a result of both investor concern and weakening forecasts of customer demand due to the current economic crisis, the market price of our common stock has declined significantly and may continue to decline. In addition, we believe factors such as quarterly fluctuations in results of operations; announcements by us, our competitors or our customers; technological innovations; new product introductions; governmental regulations; litigation or changes in earnings estimates by analysts may cause the market price of our common stock to fluctuate, perhaps substantially. The stock prices of many technology companies fluctuate widely for reasons that may be unrelated to their operating results. The broad market and industry fluctuations may also adversely affect the market price of our common stock.

The following table presents information with respect to our purchases of our common stock during 2008:

2008 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	—	—	—	—
February 1—February 29
Employee transactions (1)	51,266	$5.40	—	N/A
March 1—March 31	—	—	—	—
April 1—April 30
Share repurchase program (2)	—	—	—	$10.0 million
May 1—May 31
Share repurchase program (2)	927,394	$3.9618	927,394	$6.3 million
June 1—June 30
Share repurchase program (2)	—	—	—	$6.3 million
July 1—July 31
Share repurchase program (2)	—	—	—	$6.3 million
August 1—August 31
Share repurchase program (2)	676,540	$3.5524	676,540	$3.9 million
September 1—September 30
Share repurchase program (2)	—	—	—	$3.9 million
October 1—October 31
Share repurchase program (2)	90,389	$2.1738	90,389	$3.7 million
November 1—November 30
Share repurchase program (2)	1,024,685	$2.2119	1,024,685	$1.5 million
December 1—December 31
Share repurchase program (2)	—	—	—	$1.5 million
Total
Employee transactions (1)	51,266	$5.40	—	N/A
Share repurchase program (2)	2,719,008	$3.1410	2,719,008	$1.5 million

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units pursuant to the 2007 Incentive Compensation Program.
(2)	On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deemed appropriate. The program was completed on December 31, 2008 with final repurchase activity concluding on November 30, 2008.
(3)	Excludes commissions paid.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from December 31, 2003 through December 31, 2008, with the Nasdaq Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Microtune’s common stock and in the above indices on December 31, 2003. We were delisted from The NASDAQ National Market effective July 7, 2003. From July 8, 2003 to April 25, 2004, our shares of common stock were quoted on the “pink sheets,” which generally entailed higher transaction costs for trades and reduced liquidity. Our common stock was relisted for trading on The NASDAQ National Market effective April 26, 2004.

The comparisons in the graph below are based on historical data with our common stock prices based on the closing sales price on the dates indicated and are not intended to forecast the possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

as of December 2008

Assumes Initial Investment of $100

Stockholders

As of February 13, 2009, there were 52,082,021 shares of our common stock outstanding held by 184 holders of record.

Dividends

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

For information regarding stock-based compensation awards outstanding and available for future grants, see Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” For additional information on our stock incentive plans and activity, see Note 9, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements, included in Item 8., “Financial Statements and Supplementary Data.”

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

	Year Ended December 31,
	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004 (5)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$108,020	$91,141	$69,232	$56,991	$56,162
Gross margin	53,329	46,443	34,527	29,661	24,662
Income (loss) from operations	5,624	(2,569)	(9,229)	(4,823)	(20,507)
Net income (loss)	6,375	1,144	(5,152)	(2,438)	4,790
Basic and diluted income (loss) per common share (6)	$0.12	$0.02	$(0.10)	$(0.05)	$0.09

	December 31,
	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004 (5)
Consolidated Balance Sheets Data:
(In thousands)
Cash and cash equivalents	$46,097	$87,537	$38,010	$5,068	$34,515
Short-term investments	40,000	—	44,750	77,120	44,460
Working capital	102,015	98,355	91,237	88,494	83,173
Long-term investments	—	—	—	—	3,587
Total assets	118,495	117,309	105,602	103,321	104,755
Total stockholders’ equity	108,985	105,224	96,268	94,425	94,483

(1)	The consolidated statement of operations and balance sheet data for 2008 reflect a $0.4 million benefit to cost of revenue for the sale of inventory that had previously been written-off as excess, a $0.3 million charge to cost of revenue to recognize liabilities for subcontractor inventories that were excess to our demand forecasts, $4.8 million in stock-based compensation expense, a $0.4 million charge to operating expenses for the fiscal year 2008 incentive compensation program discussed below and $0.4 million in charges to operating expenses related to the derivative litigation, which was dismissed in June 2008, and the related SEC investigation, which was resolved with respect to the Company with a settlement in June 2008. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(2)

The consolidated statement of operations and balance sheet data for 2007 reflect a $0.8 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.8 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, $6.1 million in stock-based compensation expense, a $1.6 million charge to operating expenses for the fiscal year 2007 incentive compensation program discussed below, $3.1 million in charges to operating expenses related to professional fees incurred in connection with the restatement of our financial statements filed in January 2007, the related derivative litigation and the related SEC investigation and a $0.6 million charge to income tax expense relating to withholding taxes on certain cross-border transactions. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.

(3)	The consolidated statement of operations and balance sheet data for 2006 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, $3.3 million in charges to operating expenses related to professional fees incurred in connection with the Audit Committee’s investigation into our stock option granting practices and $5.8 million in stock-based compensation expense. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(4)	The consolidated statement of operations and balance sheet data for 2005 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million benefit to cost of revenue related to replacing Three-Five Systems (TFS) as our RF subsystem module manufacturing partner as described below, a $0.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $0.5 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million charge for various income tax and non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations and a $0.3 million foreign currency loss. See “Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(5)	The consolidated statement of operations and balance sheet data for 2004 reflect a one-time payment of $22.5 million from a competitor to settle all outstanding patent and anti-trust litigation, a $1.9 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $2.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $1.9 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million benefit for a customs refund, and a $0.7 million foreign currency gain.
(6)	See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a description of how the number of shares used to calculate net income (loss) per common share is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, automotive entertainment electronics and DTV markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors serving multiple end markets, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our integrated circuits and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. The devices or applications that our customers produce include cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including HDTVs; PC/TV multimedia products; and mobile television receivers. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 14%, 10% and 18% of our net revenue from sales made to distributors in 2008, 2007 and 2006, respectively. The increase in net revenue from sales made to distributors in 2008 was due to increased shipments of silicon tuner products for the CECB market segment. See Part I, Item 1A., “Risk Factors” for a description of the risks associated with the CECB market. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials and wafer fabrication, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) was insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. In 2009, we expect the average selling prices of our products to slightly decrease. More significant decreases, should they occur, could have a material adverse effect on our gross margins, results of operations and financial condition.

•

Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including cash and stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. We record stock-based compensation expense in operating expenses in accordance with SFAS No. 123(R), which has resulted in a material charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

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

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended December 31,
	2008	2007	2006
Net revenue	100%	100%	100%
Cost of revenue	51	49	50

Gross margin	49	51	50
Operating expenses:
Research and development	24	26	31
Selling, general and administrative	20	28	32

Total operating expenses	44	54	63

Income (loss) from operations	5	(3)	(13)
Other income (expense):	2	5	6

Income (loss) before income taxes	7	2	(7)
Income tax expense	1	1	—

Net income (loss)	6%	1%	(7)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Net Revenue

The following table presents a comparison of net revenue from each of our product types for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Silicon	$81,317	$70,932	$53,148	$10,385	15%	$17,784	33%
Modules	26,540	19,958	15,686	6,582	33	4,272	27
Other	163	251	398	(88)	(35)	(147)	(37)

Total	$108,020	$91,141	$69,232	$16,879	19	$21,909	32

The increase in net revenue in 2008 as compared to 2007 was primarily the result of increased shipments of silicon tuner products for the cable market, particularly for set-top box applications, module products for the automotive entertainment electronics market, particularly for car radio applications, and silicon tuner products for the DTV market, primarily relating to the CECB market segment, partially offset by slightly lower average selling prices of silicon tuner products for the cable market. Net revenue from the CECB market segment was $7.6 million for 2008. Silicon tuner unit shipments increased approximately 22% in 2008 from 2007, primarily relating to the cable market and the CECB market segment. Module unit shipments for the automotive entertainment electronics market increased approximately 26% in 2008 from 2007, primarily relating to car radio applications.

The increase in net revenue in 2007 as compared to 2006 was primarily the result of increased shipments of silicon tuner products for the cable market, partially offset by decreased shipments of silicon tuner products for the DTV market, particularly for PC/TV and mobile television, and decreased shipments of silicon amplifier products for the cable market. An increase in shipments of module products for the automotive entertainment electronics market also contributed to the increase in net revenue in 2007. Silicon tuner unit shipments increased approximately 55% in 2007 from 2006, primarily in the cable market. Silicon amplifier unit shipments decreased approximately 57% in 2007 from 2006, primarily in the cable market, due to the integration of its functionality into one of our partner’s demodulator products and also certain of our next-generation silicon tuner products. Module unit shipments increased approximately 17% in 2007 from 2006, primarily in the automotive entertainment electronics market.

We expect net revenues to decline significantly in 2009 as compared to 2008, primarily due to the impact of the economic slowdown, and to a lesser extent, the expected decrease in revenue from the short-term CECB market segment opportunity.

Net revenue from customers, including sales to their respective manufacturing subcontractors, exceeding 10% of net revenue were as follows:

	Year Ended December 31,
	2008	2007	2006
Cisco	29%	32%	23%
Unihan (1) (2)	13%	18%	17%
Panasonic	12%	*	*
Ten largest customers	85%	82%	76%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2009 and the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue has varied and will likely continue to vary from period to period, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results.

Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Asia Pacific	$47,518	$38,635	$33,571
North America	34,632	32,822	23,875
Europe	23,266	19,407	11,723
Other	2,604	277	63

Total	$108,020	$91,141	$69,232

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Year Ended December 31,
	2008	2007	2006
China (including Hong Kong)	30%	27%	28%
Mexico	26%	14%	*
Germany	10%	11%	10%
United States	*	21%	33%

*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents a comparison of cost of revenue and gross margin for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Cost of revenue	$54,691	$44,698	$34,705	$9,993	22%	$9,993	29%
Gross margin	53,329	46,443	34,527	6,886	15	11,916	35
Gross margin %	49.4%	51.0%	49.9%	(1.6) pts.		1.1 pts.

Gross margin increased in 2008 as compared to 2007 primarily due to an approximate $16.9 million increase in net revenue, partially offset by a 1.6 point decrease in gross margin percentage. Gross margin percentage in 2008 as compared to 2007 was negatively impacted by slightly lower average selling prices of silicon tuner products for the cable market, an increase in net revenue for the automotive entertainment electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets, and lower than expected yields on initial product runs of a new cable silicon tuner during the first quarter of 2008.

Gross margin increased during 2007 as compared to 2006 primarily due to an approximate $21.9 million increase in net revenue and to a lesser extent a 1.1 point increase in gross margin percentage. Gross margin percentage in 2007 as compared to 2006 was positively impacted by an increase in net revenue from the cable market as a percentage of total net revenue, which generally had a higher gross margin percentage as compared to other markets, and to a lesser extent, a change in the product mix of our silicon tuner products for the cable market and our module products for the automotive entertainment electronics market. Gross margin percentage in 2007 as compared to 2006 was negatively impacted by a change in the product mix of our silicon amplifier products for the cable market and silicon tuner products for the DTV market.

We expect our gross margin percentage in 2009 to be similar to 2008 and fall within our target range of 49% to 50%.

Our cost of revenue for 2008, 2007 and 2006 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories for 2008, 2007 and 2006 was $0.4 million, $0.8 million and $1.1 million, respectively. The net impact of changes in the inventory valuation allowance was insignificant in 2008 and a charge to cost of revenue of $0.4 million for 2007 and 2006, respectively.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenue	$35	$40	$50

Research and development	1,893	2,448	2,588
Selling, general and administrative	2,866	3,608	3,174

Total stock-based compensation expense included in operating expenses	$4,759	$6,056	$5,762

Total stock-based compensation expense	$4,794	$6,096	$5,812

Stock-based compensation expense decreased in 2008 as compared to 2007 primarily due to a decrease in unvested equity awards in 2008 and a decrease in incentive compensation charges related to the fiscal year 2008 Bonus Program as compared to the fiscal year 2007 Bonus Program. See Note 9, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements. Stock-based compensation expense increased in 2007 as compared to 2006 primarily due to incentive compensation charges related to the fiscal year 2007 Bonus Program, partially offset by a decrease in unvested equity awards in 2007.

Operating Expenses

The following tables present a comparison of operating expenses for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Research and development	$25,896	$23,695	$21,445	$2,201	9%	$2,250	10%
Selling, general and administrative	21,809	25,317	22,311	(3,508)	(14)	3,006	13

Total	$47,705	$49,012	$43,756	$(1,307)	(3)	$5,256	12

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

The increase in research and development expenses in 2008 as compared to 2007 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 5%, an increase in compensation expense incurred in conjunction with our regular annual base compensation adjustments, an increase in prototyping expenses for new silicon projects and also the timing of these expenditures and an increase in expenditures to design our silicon products, including license and maintenance fees for engineering software used to design our silicon products, partially offset by a decrease in incentive compensation charges related to the fiscal year 2008 Bonus Program as compared to the fiscal year 2007 Bonus Program, a decrease in stock-based compensation expense and a benefit of $0.3 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006. See Note 5, “Accrued Compensation,” to the Notes to Consolidated Financial Statements. Stock-based compensation expense related to research and development was $1.9 million and $2.4 million in 2008 and 2007, respectively.

The increase in research and development expenses in 2007 as compared to 2006 was primarily the result of an increase in personnel-related expenses resulting from an increase in average headcount of approximately 11%, charges related to the fiscal year 2007 Bonus Program discussed below and an increase in license and maintenance expenses for engineering software used to design our silicon products due to the increase in headcount, partially offset by a decrease in prototyping expenses for new silicon projects due to the timing of these expenditures. Stock-based compensation expense related to research and development was $2.4 million and $2.6 million in 2007 and 2006, respectively.

We expect research and development expenses to increase in 2009 between 10% and 15% as compared to 2008 due to the full year impact of expenses that ramped throughout 2008 and minor incremental spending in 2009, as we intend to increase the number of RF and technical personnel and increase spending on new product development.

We remain committed to significant research and development efforts to extend our technology leadership in the markets in which we operate. Currently, we hold 83 issued United States utility patents and have more than 25 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

Selling, General and Administrative

Selling, general and administrative expenses include our personnel-related expenses for our administrative, finance, human resources, sales and marketing, information technology and legal departments, and include expenditures related to professional fees for accounting, legal, public relations and financial advisors. These expenses also include promotional and marketing costs, sales commissions and provisions for doubtful accounts.

The decrease in selling, general and administrative expenses in 2008 as compared to 2007 was due to a decrease in professional fees expensed in connection with the derivative litigation, which was dismissed in June 2008, and the SEC investigation, which was resolved with respect to the Company with a settlement in June 2008, a decrease in stock-based compensation expense and a decrease in incentive compensation charges related to the fiscal year 2008 Bonus Program as compared to the fiscal year 2007 Bonus Program. Stock-based compensation expense related to selling, general and administrative expenses was $2.9 million and $3.6 million in 2008 and 2007, respectively. The results in 2008 included net charges of $0.4 million related to professional fees expensed in connection with the derivative litigation and the SEC investigation and excluded $1.9 million recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to the SEC investigation and ongoing SEC litigation with two of our former officers. See Part I, Item 3. “Legal Proceedings.”

The increase in selling, general and administrative expenses in 2007 as compared to 2006 was due to an increase in personnel-related expenses resulting primarily from an increase in compensation incurred in conjunction with our regular annual compensation adjustments and to a lesser extent, charges related to the fiscal year 2007 Bonus Program discussed below. Stock-based compensation expense related to selling, general and administrative expense was $3.6 million and $3.2 million in 2007 and 2006, respectively. The results in 2007 included charges of $3.1 million related to professional fees incurred in connection with the restatement of our financial statements filed in January 2007, the related derivative litigation and the related SEC investigation. See Part I, Item 3. “Legal Proceedings.” We recorded charges of $0.2 million in the fourth quarter of 2007 in connection with a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase shares of our common stock to limit the potential adverse personal tax consequences that may have applied to those stock options under Section 409A of the Internal Revenue Code. See Note 9, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements.

We expect selling, general and administrative expenses to decrease by 3% to 7% in 2009 due to expense control efforts, which include no increases to management salaries and a suspension of our annual bonus program in 2009.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements, the defense of the derivative litigation and the SEC investigation and related litigation. In addition, we have been obligated to advance legal expenses to certain former officers pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have incurred expenses of approximately $8.7 million through December 31, 2008 related to these matters, net of amounts reimbursed, and currently have a receivable of $1.9 million at December 31, 2008 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, although our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses. See Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

Other Income and Expense

Other income consists primarily of interest income from our cash and investment balances, foreign currency gains and losses and other non-operating income.

The following table presents a comparison of other income and expense for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Interest income	$1,705	$4,156	$3,986	$(2,451)	(59)%	$170	4%
Foreign currency gains (losses), net	(324)	268	191	(592)	(221)	77	40
Other, net	6	75	40	(69)	(92)	35	88

Total	$1,387	$4,499	$4,217	$(3,112)	(69)	$282	7

The decrease in interest income in 2008 as compared to 2007 was primarily the result of significantly lower average rates of return on our cash and investment balances. We expect interest income in 2009 to be lower than 2008 levels due to lower rates of return on short-term, high quality investment alternatives.

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

Income Taxes

The following table presents a comparison of our income tax expense for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Income tax expense	$636	$786	$140	$(150)	(19)%	$646	461%
Effective tax rate	9.1%	40.7%	2.8%	(31.6) pts.		37.9 pts.

In 2008 and 2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, mostly foreign currency remeasurement, changes in valuation allowances, lower alternative minimum tax rates and lower foreign tax rates. Income tax expense for 2008 and 2007 primarily consisted of withholding taxes on certain cross-border transactions, alternative minimum taxes and foreign income taxes. Our income tax expense for 2006 included the utilization of previously reserved net operating loss carryforwards and consisted of foreign income taxes and United States state income taxes.

Our income tax returns and those of our subsidiaries are subject to review and examination in the various jurisdictions in which we operate. Subsequent to the end of the second quarter of 2006, we agreed with the German tax authorities to fully resolve a then ongoing review and examination relating primarily to the transfer of intellectual property from our German subsidiary to our domestic operating company in 2001; certain cross-border, intercompany pricing and accounting issues; and the valuation of certain investments in subsidiaries. In resolving these matters, we agreed to pay a nominal amount of income tax and interest, agreed to a permanent reduction of our loss carryforward for corporate tax purposes of approximately 2.4 million Euros and agreed to a temporary reduction of our loss carryforward for corporate tax purposes of approximately 0.8 million Euros. Because of our current loss carryforward position in Germany, we do not believe the permanent reduction in our loss carryforward will impact our taxes payable until 2010 or later. The temporary reduction in our loss carryforward will be fully recovered by 2015. Because our deferred tax assets are fully reserved, the reductions to our loss carryforward for corporate tax purposes in Germany will not impact our current operating results. The tax liabilities were paid in the first quarter of 2007 and differed from the previously recorded provision by an insignificant amount.

Net Income (Loss)

The following table presents a comparison of our net income (loss) for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Net income (loss)	$6,375	$1,144	$(5,152)	$5,231	457%	$6,296	122%
Percent of net revenue	5.9%	1.3%	(7.4)%

The increase in net income in 2008 as compared 2007 was primarily the result of an increase in net revenue, which resulted in an increase of $6.9 million in gross margin, and a decrease in selling, general and administrative expense, partially offset by a decrease in interest income and an increase in research and development expense, as described above.

The increase in net income in 2007 as compared to 2006 was primarily the result of an increase in net revenue, which resulted in an increase of $11.9 million in gross margin, and an increase in interest income, partially offset by an increase in operating expenses and income taxes, as described above.

Since inception, we have incurred significant losses resulting in an accumulated deficit of approximately $350 million as of December 31, 2008. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part I, Item 1A. and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability and we will likely see a decrease of both in 2009.

We have invested heavily in research and development of our RF integrated circuits and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog integrated circuit designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product portfolio. As a result, we may incur losses from operations in the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

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

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for 2008, 2007 and 2006 (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Operating cash flows	$8,430	$4,214	$802	$4,216	100%	$3,412	425%
Investing cash flows	(42,462)	43,342	30,994	(85,804)	(198)	12,348	40
Financing cash flows	(7,408)	1,971	1,146	(9,379)	(476)	825	72

Capital expenditures	$2,462	$1,408	$1,408	$1,054	75%	$—	—%

Days sales outstanding in accounts receivable	32	37	34
Inventory turns	4.9	4.1	3.9

	December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Change	% Change	Change	% Change
Cash and cash equivalents	$46,097	$87,537	$38,010	$(41,440)	(47)%	$49,527	130%
Short-term investments	40,000	—	44,750	40,000	100	(44,750)	(100)

Total	$86,097	$87,537	$82,760	$(1,440)	(2)%	$4,777	6%

Accounts receivable, net	$9,495	$9,489	$6,609	$6	—%	$2,880	44%
Inventories	11,261	10,979	8,988	282	3	1,991	22
Working capital	102,015	98,355	91,237	3,660	4	7,118	8

In 2008, the increase in cash provided by operating activities resulted primarily from an increase in cash operating results, significantly lower cash disbursements for license and maintenance fees for engineering software used to design our silicon products and $1.7 million reimbursed by our directors’ and officers’ liability insurance carrier for professional fees incurred by certain former officers of the Company who are involved in litigation with the SEC described above, partially offset by the payment of amounts earned under the fiscal year 2007 Bonus Program. Cash operating results increased in 2008 as compared to 2007 due to an increase in net revenue and a decrease in operating expenses, partially offset by a decrease in interest income, as described above.

In 2007, the increase in cash provided by operating activities resulted primarily from an increase in cash operating results, partially offset by a $3.3 million payment for license and maintenance fees for engineering software used to design our silicon products and the purchase of inventories due to an increase in net revenue and expected demand for our products. Cash operating results increased in 2007 as compared to 2006 due to an increase in net revenue and interest income, partially offset by an increase in operating expenses, as described above.

In 2008, our primary use of cash from investing activities was the purchase of held-to-maturity investments and equipment related to testing and evaluation of our products. In 2007 and 2006, our primary source of cash from investing activities was the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments.

In 2008, our primary use of cash from financing activities was the repurchase of our common stock, partially offset by cash provided from shares purchased by employees under the 2000 Employee Stock Purchase Plan and the exercise of employee stock options. In 2007 and 2006, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased by employees under the 2000 Employee Stock Purchase Plan. See Note 9, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements.

Our cash and cash equivalents consisted of bank deposits and money market funds. Our short-term investments consisted of several certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). The certificates of deposit have a contractual maturity of six months and will mature during the second quarter of 2009. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements.

We expect our operating expenses to remain flat or increase slightly in the foreseeable future. We also expect less significant increases in capital expenditures. As a result, our net cash flows will depend heavily on our level of future revenue and our ability to manage expenses.

Future Contractual Obligations

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$1,186
2010	1,062
2011	973
2012	979
2013	981
Thereafter	4,797

Total future minimum lease payments	$9,978

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.5 million, $1.4 million and $1.4 million, respectively.

Purchase Commitments

As of February 17, 2009, we had approximately $8.8 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2008, we are unaware of any such claims by any of our customers.

See Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

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

Our revenue is recorded based on the facts then currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that is probable of collection once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount is probable of collection. We apply reasonable judgment in performing the credit assessment of each of our customers. Items that are considered when determining the amounts we will ultimately collect are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or other extended payment terms granted to a customer. It is not our standard business practice to grant any of these terms to our customers, other than certain limited stock rotation rights discussed below.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against the corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2008, the sales value of products shipped for which revenue was deferred was insignificant. At December 31, 2007, there were no products shipped for which revenue was deferred.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In 2008, net revenue recognized upon receipt of payment was insignificant. In 2007 and 2006, we recognized 1% and 4%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.2 million as of December 31, 2008 and 2007, respectively.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At December 31, 2008, the sales value of product shipped for which revenue was reserved was $0.2 million. At December 31, 2007, the sales value of product shipped for which revenue was reserved was insignificant.

We typically have a significant portion of our quarterly net revenue represented in accounts receivable at the end of each financial quarter, often concentrated in significant balances from a limited number of customers. At December 31, 2008, approximately 56% of our net accounts receivable was due from five of our customers. The potential reduction in net revenue resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2008 resulting in the return of product previously delivered would have been approximately $0.9 million.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors, which inherently involves us applying judgment and determining certain estimates. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for 2008, 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2008 and 2007. The potential increase in the allowance for doubtful accounts resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2008 would have been approximately $0.9 million.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Our analysis of current and future demand for our products involves estimates and judgments by us. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims, which may also involve judgments by us. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowance due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for 2008 was insignificant. The net impact of changes in the inventory valuation allowance was a charge to cost of revenue of $0.4 million for 2007 and 2006, respectively. The potential change in the inventory valuation allowance resulting from a hypothetical 10% adverse change in the current demand forecasts for individual materials and parts would have been a charge to cost of revenue of approximately $0.1 million at December 31, 2008.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. These analyses often involve applying judgments or estimates. Our net deferred tax assets were fully reserved at December 31, 2008 and 2007.

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2008 and 2007 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2008, we had a net operating loss carryforward of approximately $185.8 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

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

Balance at December 31, 2007	$—
Tax positions taken prior to 2008	113

Balance at December 31, 2008	$113

At December 31, 2008, the uncertain income tax positions were related to foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2008 and 2007.

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions in which we operate.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, we applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from periods prior to 2006 have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for 2008, 2007 and 2006 was $4.8 million, $6.1 million and $5.8 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchases under our employee stock purchase plan.

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2008, 2007 and 2006.

At December 31, 2008, we had five stock-based compensation plans covering employees and directors, including four stock option plans and our employee stock purchase plan. During 2008, we granted our employees and directors 369,000 stock options with exercise prices ranging from $3.40 to 5.42 per share. The stock options generally vest over the following three to five years. The weighted-average estimated fair value of the stock options granted during 2008, 2007 and 2006 was approximately $2.01, $2.43 and $3.23 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	57.3%	55.5%	60.3%
Risk-free interest rate	2.6%	4.5%	4.8%
Expected dividends	0.0%	0.0%	0.0%
Expected term (years)	5.0	5.0	5.0

The expected volatility assumptions were based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms of at least 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility. The fair value of a stock option would have increased approximately 7% from a hypothetical 10% increase in expected volatility as of December 31, 2008.

The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options. The fair value of a stock option would have increased approximately 1% from a hypothetical 10% increase in the risk-free interest rate as of December 31, 2008.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was based upon historical employee exercise behavior and expected employee turnover. The fair value of a stock option would have increased approximately 4% from a hypothetical 10% increase in the expected term as of December 31, 2008.

The average per share value of restricted stock units granted during 2008 and 2007 was $4.58 and $4.49, respectively, using our closing stock price on the respective grant dates.

2008 Incentive Compensation Program

During the first quarter of 2008, our Board of Directors approved an annual incentive compensation program for fiscal year 2008 (2008 Bonus Program) covering executive officers and certain key managers and providing for incentive compensation to be paid, to the extent any such compensation is earned, 40% in cash and 60% through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 213,000 restricted stock units were awarded under the 2008 Bonus Program with a grant date fair value of $5.42 per share. The 2008 Bonus Program also provided for the payment of cash awards to certain key employees to the extent profitability and revenue goals were met under the 2008 Bonus Program.

On February 3, 2009, our Board of Directors determined that the executive officers covered by the 2008 Bonus Program each achieved only a portion of the awards set forth in the 2008 Bonus Program based upon the program’s profitability and revenue targets. As such, cash awards earned under the 2008 Bonus Program totaling $0.2 million were paid and approximately 49,000 restricted stock units issued under the 2008 Bonus Program vested and the underlying shares of our common stock were issued pursuant to the terms of the 2008 Bonus

Program. Of the total shares issued under the 2008 Bonus Program, executive officers and certain key managers surrendered an aggregate of 14,000 shares to satisfy minimum payroll tax withholding requirements. The cash awards were paid in February 2009. During 2008, stock-based compensation expense recognized under the 2008 Bonus Program was $0.2 million. Stock-based compensation expense to be recognized during the first quarter of 2009 under the 2008 Bonus Program will be insignificant as participants are required to be employed with us on the payment date to be eligible for awards under the 2008 Bonus Program. During 2008, we recognized $0.2 million relating to cash awards under the 2008 Bonus Program. Charges relating to the cash awards during the first quarter of 2009 under the 2008 Bonus Program will be insignificant.

2007 Incentive Compensation Program

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Bonus Program) covering executive officers and providing for incentive compensation, to the extent any such compensation was earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 197,600 restricted stock units were awarded under the 2007 Bonus Program with a grant date fair value of $4.43 per share. The 2007 Bonus Program also provided for the payment of cash awards to certain employees to the extent any such compensation was earned.

On February 8, 2008, our Board of Directors determined that the executive officers covered by the 2007 Bonus Program each achieved the maximum awards set forth in the 2007 Bonus Program based upon the program’s profitability and revenue targets. As such, the maximum amount of cash awards under the 2007 Bonus Program were paid and the entire amount of restricted stock units awarded under the 2007 Bonus Program vested and the underlying shares were issued pursuant to the terms of the 2007 Bonus Program. Of the total shares issued under the 2007 Bonus Program, certain executive officers surrendered an aggregate of 51,266 shares to satisfy minimum payroll tax withholding requirements. The cash awards were paid in February 2008. During 2007, stock-based compensation expense recognized under the 2007 Bonus Program was $0.8 million. Stock-based compensation expense of $0.1 million was recognized during the first quarter of 2008 under the 2007 Bonus Program as participants were required to be employed with us on the payment date to be eligible for awards under the 2007 Bonus Program. During 2007, we recognized $1.6 million relating to the cash awards under the 2007 Bonus Program. We recognized $0.3 million relating to the cash awards during the first quarter of 2008 under the 2007 Bonus Program.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated using a Black-Scholes-Merton option-pricing formula with assumptions previously disclosed under SFAS No. 123(R) as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average estimated value of the purchase rights outstanding under this plan during 2008, 2007 and 2006 was $1.29, $1.77 and $2.30 per right, respectively. During 2008, 2007 and 2006, we recognized $0.3 million, $0.4 million and $0.6 million, respectively, of stock-based compensation expense as a result of this plan.

At December 31, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $7.9 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements.

OTHER FINANCIAL INFORMATION

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. On February 6, 2008 the FASB issued final FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removed certain leasing transactions from the scope of SFAS No. 157. The effective date of SFAS No. 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007. We do not have any transactions or balances that were impacted by adopting SFAS No. 157.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These standards change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with Statement 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These statements did not impact our financial condition or results of operations for past transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates . This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 1A., “Risk Factors.”

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

A portion of our net revenue is transacted in the Euro. During 2008, we generated approximately $10.6 million in net revenue from Euro denominated transactions. The potential loss in net revenue for 2008 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $1.1 million; however, this impact would likely be reduced or partially offset by a similar impact in our Euro denominated expenses.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured in the Philippines, Germany, and South Korea as well as the United States. We incur operating costs in currencies other than the United States Dollar, particularly the Euro. During 2008, we incurred approximately $8.4 million in operating costs from Euro denominated transactions, mostly at our Germany design facility. The potential increase in operating costs for 2008 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.8 million; however, this impact would likely be reduced or offset by a similar impact in our Euro denominated net revenue.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange rate risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to United States Dollars using exchange rates at December 31, 2008, was $13.5 million. A potential loss in the value of net monetary assets related to this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be insignificant as of December 31, 2008.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are held in bank deposits and money market funds. Our short-term investments consisted of several certificates of deposit insured by the FDIC. The carrying values of our cash and cash equivalents and short-term investments approximate market value. Our cash and cash equivalents that exceed FDIC insurance limits are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our interest income would decrease by approximately $0.9 million based on our cash and cash equivalents and short-term investments as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-31 hereof.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP’s report on our internal control over financial reporting appears on page F-3 hereof.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(1)     FINANCIAL STATEMENTS

The following Consolidated Financial Statements, related Notes and Reports of Independent Registered Public Accounting Firms are incorporated by reference into Item 8. of Part II of this Annual Report on Form 10-K:

(a)(2)     FINANCIAL STATEMENT SCHEDULES

See Item 15.(c) below.

(a)(3)     EXHIBITS

Exhibit Number
3.1(1)	Restated Certificate of Incorporation of Microtune, Inc. filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(20)	Amended and Restated Bylaws of Microtune, Inc., as amended July 23, 2008.

10.1(2)	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.2(3)	Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.3(5)	Form of Common Stock Equivalent Agreement between the Registrant and Participants in the Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.4(4)	Amended and Restated Microtune, Inc. 2000 Director Option Plan and form of agreements thereunder.

10.5(21)	Amended and Restated Microtune, Inc. 2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.6(6)	Description of Microtune, Inc. 2007 Incentive Compensation Program.

10.7(7)	Description of Microtune, Inc. 2008 Incentive Compensation Program.

10.8(2)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.9(8)	Form of Section 16 Change of Control Agreement entered into with each of James A. Fontaine, Albert H. Taddiken, Jeffrey A. Kupp, Robert S. Kirk and Phillip D. Peterson.

10.10(9)	Change of Control Agreement entered into between Barry F. Koch and the Registrant on October 24, 2007.

10.11(9)	Amended and Restated Managing Director Contract entered into between Barry F. Koch and Microtune GmbH & Co. KG on October 24, 2007.

10.12(3)	Executive Officer Sales Incentive Compensation Plan (as amended and restated on April 29, 2008).

Exhibit Number
10.13(2)	Commercial Lease Agreement between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074, dated March 24, 2000.

10.14(10)	First Amendment to Commercial Lease Agreement by and between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074, dated April 8, 2005.

10.15(2)	Property Leasing Contract between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany, as supplemented as of January 1, 2000.

10.16(11)	Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement), dated as of March 4, 2002.

10.17(12)*	Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.18(12)*	Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.19(12)*	Business Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.20(13)	Amendment No. 1 dated August 13, 2004 to Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.21(13)*	Amendment No. 1 dated August 13, 2004 to Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.22(13)	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated January 10, 2005.

10.23(13)*	Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated June 13, 2000.

10.24(13)*	Amendment 1 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 14, 2005.

10.25(14)*	Amendment 2 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated September 29, 2006.

10.26(16)*	Amendment 3 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 28, 2009.

10.27(15)*	Sixth Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 7, 2008.

10.28(16)*	Seventh Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 28, 2009.

10.29(16)*	Semiconductor Custom Manufacturing Attachment No. 2 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 28, 2009.

10.30(17)*	Manufacturing Agreement between Ionics EMS, Inc. and Microtune (Texas) L.P., dated May 24, 2005.

10.31(3)	Second Amendment to Manufacturing Agreement between Ionics EMS, Inc. and Microtune (Texas) L.P., dated as of January 1, 2008.

14.1(18)	Code of Ethics and Business Conduct.

16.1(19)	Letter from Ernst & Young, LLP, dated March 17, 2008 to the Securities and Exchange Commission.

21.1(18)	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

Exhibit Number
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 65).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340), declared effective August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed May 2, 2008.
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2008.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 8, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2002.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 11, 2006.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2009.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 1, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 17, 2008.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2008.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed October 23, 2008.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.
**	Furnished herewith.

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

Date: February 20, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2009

By:	/s/ JEFFREY A. KUPP Jeffrey A. Kupp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2009

By:	/s/ WALTER S. CICIORA Walter S. Ciciora	Director	February 20, 2009

By:	/s/ JAMES H. CLARDY James H. Clardy	Director	February 20, 2009

By:	/s/ STEVE CRADDOCK Steve Craddock	Director	February 20, 2009

By:	/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	February 20, 2009

By:	/s/ BERNARD T. MARREN Bernard T. Marren	Director	February 20, 2009

By:	/s/ MICHAEL T. SCHUEPPERT Michael T. Schueppert	Director	February 20, 2009

By:	/s/ WILLIAM P. TAI William P. Tai	Director	February 20, 2009

By:	/s/ A. TRAVIS WHITE A. Travis White	Director	February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.:

We have audited the accompanying consolidated balance sheet of Microtune, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtune, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Microtune, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Microtune, Inc.

We have audited the accompanying consolidated balance sheet of Microtune, Inc. (the Company), as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions effective January 1, 2007.

ERNST & YOUNG LLP

Dallas, Texas

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.:

We have audited Microtune, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Microtune, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Microtune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microtune, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and our report dated February 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 19, 2009

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$46,097	$87,537
Short-term investments	40,000	—
Accounts receivable, net	9,495	9,489
Inventories, net	11,261	10,979
Other current assets	4,469	2,313

Total current assets	111,322	110,318
Property and equipment, net	5,148	4,203
Other assets and deferred charges	2,025	2,788

Total assets	$118,495	$117,309

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,985	$4,460
Accrued compensation	2,495	4,634
Accrued expenses	2,472	2,703
Deferred revenue	355	166

Total current liabilities	9,307	11,963
Non-current liabilities	203	122
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares—52,049 and 53,999, respectively	52	54
Additional paid-in capital	459,790	462,402
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(349,869)	(356,244)

Total stockholders’ equity	108,985	105,224

Total liabilities and stockholders’ equity	$118,495	$117,309

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net revenue	$108,020	$91,141	$69,232
Cost of revenue	54,691	44,698	34,705

Gross margin	53,329	46,443	34,527
Operating expenses:
Research and development	25,896	23,695	21,445
Selling, general and administrative	21,809	25,317	22,311

Total operating expenses	47,705	49,012	43,756

Income (loss) from operations	5,624	(2,569)	(9,229)
Other income (expense):
Interest income	1,705	4,156	3,986
Foreign currency gains (losses), net	(324)	268	191
Other, net	6	75	40

Income (loss) before income taxes	7,011	1,930	(5,012)
Income tax expense	636	786	140

Net income (loss)	$6,375	$1,144	$(5,152)

Net income (loss) per common share:
Basic	$0.12	$0.02	$(0.10)

Diluted	$0.12	$0.02	$(0.10)

Weighted-average common shares outstanding:
Basic	53,062	53,692	53,114

Diluted	54,439	56,022	53,114

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2005	52,761	$53	$448,726	$(1,105)	$(1,013)	$(352,236)	$94,425
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	529	—	1,146	—	—	—	1,146
Stock options cancelled	—	—	(1,097)	1,097	—	—	—
Stock-based compensation	—	—	5,812	—	—	—	5,812
Non-employee stock option compensation	—	—	12	—	—	—	12
Elimination of deferred compensation in relation to the adoption of SFAS No. 123(R)	—	—	(8)	8	—	—	—
Amortization of discount on held to maturity investments	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	(5,152)	(5,152)

Comprehensive loss							(5,127)

Balance at December 31, 2006	53,290	53	454,591	—	(988)	(357,388)	96,268
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	709	1	1,970	—	—	—	1,971
Stock-based compensation	—	—	6,096	—	—	—	6,096
Amendment of stock options under tender offer	—	—	(255)	—	—	—	(255)
Net income	—	—	—	—	—	1,144	1,144

Comprehensive income							1,144

Balance at December 31, 2007	53,999	54	462,402	—	(988)	(356,244)	105,224
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and from shares purchased under Employee Stock Purchase Plan	820	1	1,409	—	—	—	1,410
Surrender of common stock by employees for payroll taxes	(51)	—	(277)	—	—	—	(277)
Repurchase and retirement of common stock, including direct expenses	(2,719)	(3)	(8,538)	—	—	—	(8,541)
Stock-based compensation	—	—	4,794	—	—	—	4,794
Net income	—	—	—	—	—	6,375	6,375

Comprehensive income							6,375

Balance at December 31, 2008	52,049	$52	$459,790	$—	$(988)	$(349,869)	$108,985

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$6,375	$1,144	$(5,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,910	1,496	1,521
Stock-based compensation	4,794	6,096	5,824
Loss (gain) on disposal of assets	25	(16)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(6)	(2,880)	(698)
Inventories, net	(282)	(1,991)	(1,044)
Other assets	(1,393)	(2,131)	(90)
Accounts payable	(549)	(387)	(567)
Accrued expenses	(500)	972	80
Accrued compensation	(2,139)	1,733	877
Deferred revenue	189	143	15
Other liabilities	6	35	33

Net cash provided by operating activities	8,430	4,214	802
Investing activities:
Purchases of property and equipment	(2,462)	(1,408)	(1,408)
Proceeds from sale of assets	—	—	7
Proceeds from sale of available-for-sale investments	—	58,750	60,625
Proceeds from maturity and redemption of held to maturity investments	—	—	6,620
Purchase of available-for-sale investments	—	(14,000)	(34,850)
Purchase of held-to-maturity investments	(40,000)	—	—

Net cash provided by (used in) investing activities	(42,462)	43,342	30,994
Financing activities:
Proceeds from issuance of common stock	1,410	1,971	1,146
Surrender of common stock by employees for payroll taxes	(277)	—	—
Repurchase and retirement of common stock, including direct expenses	(8,541)	—	—

Net cash provided by (used in) financing activities	(7,408)	1,971	1,146

Net increase (decrease) in cash and cash equivalents	(41,440)	49,527	32,942
Cash and cash equivalents at beginning of period	87,537	38,010	5,068

Cash and cash equivalents at end of period	$46,097	$87,537	$38,010

Non-cash investing activities:
Investment in enterprise software and equipment	$(418)	$—	$—

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.    Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. (Microtune) began operations in August 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable or target various consumer electronics, broadband communications and automotive entertainment electronics applications or devices, including cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including high-definition televisions; personal computer television (PC/TV) multimedia products; and mobile television receivers. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices, subsystems and applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets.

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

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: worldwide macroeconomic downturn, dependence on the worldwide cable, automotive entertainment electronics and DTV markets characterized by intense competition and rapidly changing technology, dependence on a few significant customers, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on partners when we go to market with a joint solution, on the successful development and marketing of new products in new and existing markets and on seasonality in the demand for consumer products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses.

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Amounts in the Consolidated Statements of Cash Flows for 2007 and 2006 have been reclassified to conform to the current year presentation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectibility of accounts receivable, the valuation of deferred tax assets, contingent liabilities,

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At December 31, 2008, our short-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The certificates of deposit have a contractual maturity of six months and will mature during the second quarter of 2009. We held $40.0 million in short-term investments at December 31, 2008, and we held no short-term investments at December 31, 2007. At December 31, 2008 and 2007, we held no long-term investments.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for 2008, 2007 and 2006 were insignificant. No allowance for doubtful accounts was recorded as of December 31, 2008 and 2007.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance for 2008 was insignificant. The net impact of changes in the inventory valuation allowance was a charge to cost of revenue of $0.4 million for 2007 and 2006, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of these assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or business center. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recognized during 2008, 2007 and 2006.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2008, the sales value of products shipped for which revenue was deferred was insignificant. At December 31, 2007, there were no products shipped for which revenue was deferred.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In 2008, net revenue recognized upon receipt of payment was insignificant. In 2007 and 2006, we recognized 1% and 4%, respectively, of our net revenue upon receipt of payment.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.2 million as of December 31, 2008 and 2007, respectively.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At December 31, 2008, the sales value of product shipped for which revenue was reserved was $0.2 million. At December 31, 2007, the sales value of product shipped for which revenue was reserved was insignificant.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of revenue.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. At December 31, 2008, accrued warranty costs were insignificant. No warranty costs were accrued at December 31, 2007.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses), were $(0.3) million, $0.3 million, $0.2 million in 2008, 2007 and 2006, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at December 31, 2008 and 2007. Uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2007	$—
Tax positions taken prior to 2008	113

Balance at December 31, 2008	$113

At December 31, 2008, the uncertain income tax positions were related to foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

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

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2008 and 2007.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions in which we operate.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for 2006.

Our computation of income (loss) per common share was as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$6,375	$1,144	$(5,152)

Weighted average common shares outstanding	53,062	53,692	53,114
Weighted average dilutive potential common shares:
Stock options	1,296	2,266	—
Restricted stock units	81	64	—

Weighted average common and dilutive potential common shares	54,439	56,022	53,114

Basic income (loss) per common share	$0.12	$0.02	$(0.10)

Diluted income (loss) per common share	$0.12	$0.02	$(0.10)

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock options	7,438	4,912	9,634
Restricted stock units	284	—	—
Employee stock purchase plan	115	36	61

Total anti-dilutive securities excluded	7,837	4,948	9,695

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, we applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC, in our adoption of SFAS No. 123(R).

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2008, 2007 and 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at December 31, 2008 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At December 31, 2008, approximately 56% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

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

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions. On May 24, 2005, we entered into a five-year Manufacturing Agreement with Ionics. No purchase commitments were included in the agreement. Ionics manufactures our products on a purchase order basis. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our results of operations. We are also dependent upon third-parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The effective date of SFAS No. 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007. We do not have any transactions or balances that were impacted by adopting SFAS No. 157.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These standards change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with Statement 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These statements did not impact our financial condition or results of operations for past transactions.

2.    Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2008	2007
Gross accounts receivable	$9,384	$9,489
Deferred revenue	111	—

Accounts receivable, net	$9,495	$9,489

3.    Inventories, net

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Finished goods	$7,799	$7,350
Work-in-process	3,097	3,544
Raw materials	365	85

Total inventories, net	$11,261	$10,979

4.    Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

	December 31,		Useful Life in Years
	2008	2007
Computer software	$6,443	$5,965	3 - 7
Manufacturing equipment	2,133	1,958	3 - 7
Furniture and fixtures	1,258	1,117	3 - 6
Leasehold improvements	1,016	997	3 - 22
Other equipment	10,326	9,226	3 - 7

Total property and equipment.	21,176	19,263
Less accumulated depreciation	16,028	15,060

Property and equipment, net	$5,148	$4,203

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

5.    Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued vacation	$1,191	$1,088
Accrued incentive compensation	379	1,607
Accrued payroll taxes	192	706
Other	733	1,233

Total accrued compensation	$2,495	$4,634

At December 31, 2008, accrued incentive compensation included $0.2 million for cash awards under the fiscal year 2008 incentive compensation program. These cash awards were paid in February 2009. At December 31, 2007, accrued incentive compensation consisted primarily of cash awards under the fiscal year 2007 incentive compensation program. These cash awards were paid in February 2008. See Note 9.

During the first quarter of 2007, we voluntarily contacted the United States Department of Treasury Internal Revenue Service (IRS) regarding the findings of the Audit Committee’s investigation into our stock option granting practices with the intent of pursuing a negotiated settlement with the IRS. On March 28, 2008, we paid the IRS $0.2 million upon completion of its examination of our payroll tax returns for the years 2003 through 2006 and other matters related to the Audit Committee’s investigation. At December 31, 2007, the accrued payroll taxes included $0.6 million in estimated taxes and interest relating to this issue. As a result of the completion of the IRS examination, in the first quarter of 2008, we realized a benefit to operating expenses of $0.4 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006.

6.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued non-cancelable inventory purchase obligations	$624	$769
Accrued legal fees	640	318
Other	1,208	1,616

Total accrued expenses	$2,472	$2,703

The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. At December 31, 2008, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 8. At December 31, 2007, the accrued legal fees related primarily to amounts incurred in connection with the derivative litigation and the SEC investigation. The accrued expenses are expected to be paid during the next twelve months.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

7.    Income Taxes

Income tax expense is reconciled with the United States federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax expense (benefit) computed at the U.S. federal statutory rate	$2,384	$656	$(1,704)
Benefit of losses (recognized) not recognized	(1,927)	(120)	1,987
Deemed dividends of foreign earnings	—	6	76
Foreign income taxable in the U.S.	—	578	—
Withholding taxes	342	553	—
Effect of foreign income taxes rate differential	(997)	(1,170)	(114)
Stock-based compensation	606	341	147
Alternative minimum tax	115	120	—
Other, net	113	(178)	(252)

Income tax expense	$636	$786	$140

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic income taxes:
Current	$352	$680	$—
Deferred	—	—	—
Foreign income taxes:
Current	284	106	140
Deferred	—	—	—

Income tax expense	$636	$786	$140

Income tax expense for 2008 included the utilization of previously reserved net operating loss carryforwards and consisted of $0.3 million relating to withholding taxes on certain cross-border transactions, $0.1 million for alternative minimum taxes and $0.3 million for foreign income taxes and United States state income taxes. The $0.3 million of withholding taxes included $0.1 million related to periods from 2004 through 2007, which should have been recorded in those periods under FASB Statement No. 5, Accounting for Contingencies. Such prior period amounts were recorded in the first quarter of 2008 after consideration of the requirements of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), issued by the SEC and the determination that such amounts would not have been material in 2008 or years prior to 2008.

Income tax expense for 2007 included the utilization of previously reserved net operating loss carryforwards and consisted of $0.6 million relating to withholding taxes on certain cross-border transactions, $0.1 million for alternative minimum taxes and $0.1 million for foreign income taxes and United States state income taxes. The $0.6 million of withholding taxes included $0.3 million related to periods from November 2003 through December 2006, which should have been recorded in those periods under FASB Statement No. 5, Accounting for Contingencies. Such prior period amounts were recorded in the fourth quarter of 2007 after consideration of the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

requirements of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), issued by the SEC, and the determination that such amounts would not have been material in 2007 or years prior to 2007. Income tax expense for 2006 included the utilization of previously reserved net operating loss carryforwards and consisted of foreign income taxes and United States state income taxes.

The income from foreign operations before income taxes was insignificant for 2008. The income from foreign operations before income taxes for 2007 and 2006 was $3.5 million and $2.6 million, respectively. We assert that earnings of our foreign subsidiaries are permanently reinvested. It is not practical for us to determine the amount of unrecognized deferred income tax liability related to such earnings due to the complexities associated with the United States taxation of earnings of foreign subsidiaries repatriated to the United States.

Income taxes paid in 2008, 2007 and 2006 were $1.0 million, $0.1 million and $0.2 million, respectively, and related primarily to foreign operations.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Inventories	$414	$379
Intangible assets	4,081	4,610
Accrued expenses	735	646
Deferred revenue	60	—
Net operating loss carryforwards	63,026	67,592
Research and development credits	4,360	4,424
Alternative minimum tax credit	234	120
Stock-based compensation expense	5,231	4,277
Other	635	(120)

Total deferred tax assets	78,776	81,928
Valuation allowance	(77,640)	(81,100)

Total deferred tax assets, net	$1,136	$828

Deferred tax liabilities:
Unrealized currency gains	$(923)	$(769)
Property and equipment	—	(59)
Prepaid expenses	(213)	—

Total deferred tax liabilities	(1,136)	(828)

Net deferred tax assets	$—	$—

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2008 and 2007 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2008, we had a net operating loss carryforward of approximately $185.8 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2012. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

8.    Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$1,186
2010	1,062
2011	973
2012	979
2013	981
Thereafter	4,797

Total future minimum lease payments	$9,978

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.5 million, $1.4 million and $1.4 million, respectively.

Purchase Commitments

As of February 17, 2009, we had approximately $8.8 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2008, we were unaware of any such claims by any of our customers.

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

On January 31, 2007, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas—Sherman Division against certain of our current and former officers and directors and against Microtune, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, unjust enrichment, gross mismanagement, abuse of control, and waste of corporate assets related to the historical stock option granting practices described in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on January 22, 2007.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements, the defense of the derivative lawsuit and the SEC investigation and related litigation. In addition, we have been obligated to advance legal expenses to certain former officers and directors pursuant to our indemnification agreements with such former officers and directors for legal proceedings related to these matters. We have incurred expenses of approximately $8.7 million through December 31, 2008 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carrier, and currently have a receivable of $1.9 million at December 31, 2008 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, although our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants several investment banking firms that served as underwriters of our initial public offering, and in one instance, naming Microtune and several of our former officers. The complaints were brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and were consolidated into In re Initial Public Offering Securities Litigation (IPO cases), which includes hundreds of other lawsuits filed in the Southern District of New York, challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. The consolidated complaint alleges liability on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices to artificially inflate the market price of our shares.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

There can be no assurance that the original settlement proposal will be successfully renegotiated, and, if renegotiated, will be subsequently approved by the courts. If the renegotiation and approval of the settlement fails, we intend to vigorously defend the lawsuit. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business could be substantially harmed.

Section 16 Litigation

On October 9, 2007, a purported Microtune stockholder filed Vanessa Simmonds v. The Goldman Sachs Group, Inc., JP Morgan Chase & Co. and Microtune, Inc. Microtune was named as a nominal defendant in this action, which is styled as a “Complaint for Recovery of Short-Swing Profits under Section 16(b) of the Securities Exchange Act of 1934.” No damages are alleged against or sought from Microtune. The suit was filed in the United States District Court for the Western District of Washington at Seattle. During this same timeframe, Ms. Simmonds filed similar lawsuits against over 50 other companies alleging substantially identical claims under Section 16(b). These lawsuits are related to the Initial Public Offering Litigation described above.

9.    Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On December 31, 2008, 52,048,550 rights were outstanding.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employees, certain directors and consultants of Microtune. Our Board of Directors or designated committee established the terms of each option granted under the 1996 Stock Option Plan. The stock options granted under this plan generally vested over 4 to 5 years and have a maximum contractual life of 10 years. At December 31, 2008, we had no options available for grant and 386,656 options granted and outstanding under the 1996 Stock Option Plan. At December 31, 2008, we reserved 386,656 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

In August 2000, we adopted the 2000 Stock Plan. The 2000 Stock Plan, as amended, provides for incentive stock options, nonqualified stock options, restricted stock and restricted stock units to be granted to our employees and consultants. Our Board of Directors or designated committee establishes the terms of each option granted under the 2000 Stock Plan. The equity awards granted under this plan generally vest over 3 to 5 years and the stock options granted under this plan have a maximum contractual life of 10 years. At December 31, 2008, we had 594,854 shares available for grant and 9,754,429 options and 944,414 restricted stock units granted and outstanding under the 2000 Stock Plan. At December 31, 2008, we reserved 11,293,697 shares of common stock for issuance upon exercise of options granted, vest of restricted stock units and grant of other equity awards pursuant to the 2000 Stock Plan.

In August 2000, we adopted a Directors’ Stock Option Plan. The Directors’ Stock Option Plan provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. The stock options granted under this plan generally vest over 3 years and have a maximum contractual life of 10 years. At December 31, 2008, we had 294,000 options available for grant and 884,750 options granted and outstanding under the Directors’ Stock Option Plan. At December 31, 2008, we reserved 1,178,750 shares of common stock for issuance upon exercise of options granted and grant of other equity awards pursuant to the Directors’ Stock Option Plan.

On November 28, 2001, we acquired all of the outstanding capital stock of Transcilica Inc. (Transcilica), a publicly held company based in California, and assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. The stock options granted under this plan generally vested over 4 years and have a maximum contractual life of 10 years. At December 31, 2008, we had no options available for grant and 17,356 options granted and outstanding under the Transilica Stock Option Plan. At December 31, 2008, we reserved 17,356 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

The following presents a summary of our stock option activity, excluding restricted stock units, and related information for the year ended December 31, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	11,122,433	$3.92
Granted	369,000	3.93
Exercised	(291,695)	1.86
Canceled	(156,547)	4.93

Balance at December 31, 2008	11,043,191	$3.96

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The total intrinsic value of options exercised during 2008 was $0.6 million. During 2008, there were no grants to non-employees.

The following presents information about outstanding stock options, excluding restricted stock units, at December 31, 2008 (in thousands, except shares and per share data):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.38 - $ 2.20	1,144,966	3.74	$1.79	$286	1,144,966	$1.79	$286
2.21 - 2.70	1,697,847	4.56	2.58	—	1,695,763	2.58	—
2.71 - 3.61	1,293,852	5.94	3.17	—	1,001,744	3.09	—
3.62 - 3.75	12,500	6.28	3.74	—	9,242	3.74	—
3.84 - 3.84	1,649,886	6.40	3.84	—	966,832	3.84	—
3.86 - 4.47	1,289,515	6.45	4.25	—	783,182	4.25	—
4.48 - 4.48	15,000	6.15	4.48	—	11,500	4.48	—
4.53 - 4.53	1,533,670	8.36	4.53	—	30,963	4.53	—
4.55 - 5.48	1,436,485	6.26	5.13	—	1,069,862	5.18	—
5.60 - 37.88	969,470	6.62	7.19	—	585,919	7.99	—

$0.38 - $37.88	11,043,191	6.07	$3.96	$286	7,299,973	$3.70	$286

The aggregate intrinsic values in the table above were based on the closing price of our common stock of $2.04 as of December 31, 2008. The aggregate fair value of stock options vesting during 2008 and 2007 was $6.1 million and $4.8 million, respectively. At December 31, 2007, we had 6,056,713 options exercisable at a weighted average exercise price of $3.48 per option. At December 31, 2006, we had 4,774,991 options exercisable at a weighted average exercise price of $3.10 per option.

The following presents a summary of our restricted stock unit activity for the year ended December 31, 2008:

Restricted Stock Units Outstanding
Balance at December 31, 2007	470,400
Granted	676,734
Vested	(197,600)
Canceled	(5,120)

Balance at December 31, 2008	944,414

The aggregate fair value of restricted stock units vesting during 2008 was $0.9 million. No restricted stock units vested in 2007 and 2006.

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase our common stock at 85% of the lower of the market value

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

of the common stock at the beginning or end of each successive six-month offering period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each purchase period. At December 31, 2008, we had 44,030 shares available for purchase and reserved for issuance pursuant to the Employee Stock Purchase Plan.

2008 Incentive Compensation Program

During the first quarter of 2008, our Board of Directors approved an annual incentive compensation program for fiscal year 2008 (2008 Bonus Program) covering executive officers and certain key managers and providing for incentive compensation to be paid, to the extent any such compensation is earned, 40% in cash and 60% through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 213,000 restricted stock units were awarded under the 2008 Bonus Program with a grant date fair value of $5.42 per share. The 2008 Bonus Program also provides for the payment of cash awards to certain key employees to the extent profitability goals are met under the 2008 Bonus Program.

On February 3, 2009, our Board of Directors determined that the executive officers covered by the 2008 Bonus Program each achieved only a portion of the awards set forth in the 2008 Bonus Program based upon the program’s profitability and revenue targets. As such, cash awards earned under the 2008 Bonus Program totaling $0.2 million were paid and approximately 49,000 restricted stock units issued under the 2008 Bonus Program vested and the underlying shares were issued pursuant to the terms of the 2008 Bonus Program. Of the total shares issued under the 2008 Bonus Program, executive officers and certain key managers surrendered an aggregate of 14,000 shares to satisfy minimum payroll tax withholding requirements. The cash awards were paid in February 2009. During 2008, stock-based compensation expense recognized under the 2008 Bonus Program was $0.2 million. Stock-based compensation expense to be recognized during the first quarter of 2009 under the 2008 Bonus Program will be insignificant as participants are required to be employed with us on the payment date to be eligible for awards under the 2008 Bonus Program. During 2008, we recognized $0.2 million relating to cash awards under the 2008 Bonus Program. Charges relating to the cash awards during the first quarter of 2009 under the 2008 Bonus Program will be insignificant.

2007 Incentive Compensation Program

During the first quarter of 2007, our Board of Directors approved an annual incentive compensation program for fiscal year 2007 (2007 Bonus Program) covering executive officers and providing for incentive compensation, to the extent any such compensation was earned, to be paid 35% in cash and 65% through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 197,600 restricted stock units were awarded under the 2007 Bonus Program with a grant date fair value of $4.43 per share. The 2007 Bonus Program also provided for the payment of cash awards to certain employees to the extent any such compensation was earned.

On February 8, 2008, our Board of Directors determined that the executive officers covered by the 2007 Bonus Program each achieved the maximum awards set forth in the 2007 Bonus Program based upon the program’s profitability and revenue targets. As such, the maximum amount of cash awards under the 2007 Bonus Program were paid and the entire amount of restricted stock units awarded under the 2007 Bonus Program vested and the underlying shares were issued pursuant to the terms of the 2007 Bonus Program. Of the total shares issued under the 2007 Bonus Program, certain executive officers surrendered an aggregate of 51,266 shares to satisfy minimum payroll tax withholding requirements. The cash awards were paid in February 2008. During 2007, stock-based compensation expense recognized under the 2007 Bonus Program was $0.8 million. Stock-based compensation expense of $0.1 million was recognized during the first quarter of 2008 under the 2007 Bonus Program as participants were required to be employed with us on the payment date to be eligible for

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

awards under the 2007 Bonus Program. During 2007, we recognized $1.6 million relating to the cash awards under the 2007 Bonus Program. We recognized $0.3 million relating to the cash awards during the first quarter of 2008 under the 2007 Bonus Program.

Stock Option Amendment Agreements with Certain Executive Officers

On December 28, 2006, we entered into Stock Option Amendment Agreements with James A. Fontaine, Chief Executive Officer and President, Albert H. Taddiken, Chief Operating Officer, and Robert S. Kirk, Vice President of Worldwide Sales. The purpose of the agreements was to adjust certain stock option awards held by such executives so that the exercise price of portions of these awards would equal the fair market value of our common stock on the actual accounting measurement date of such awards, in order to eliminate potential tax liabilities facing these employees.

The agreements for Messrs. Kirk and Taddiken provided compensation to them in 2008 of $62,804 and $40,957, respectively, and in 2009 of $1,152 and $0, respectively, for the increase in the exercise price of their stock option awards subject to the agreement, provided they each are employed by us on those dates. The amounts were paid to Messrs. Kirk and Taddiken in January 2008 and 2009 in accordance with their respective agreements. Mr. Fontaine declined this cash payment and this was reflected in his agreement.

Tender Offer to Amend Stock Options

On December 4, 2007, we completed a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase 1,313,738 shares of our common stock to increase the exercise price of portions of those stock options in order to limit the potential adverse personal tax consequences that applied to those stock options under Section 409A of the Internal Revenue Code and the final regulations promulgated by the IRS thereunder. The eligible stock option grants, as defined in the tender offer documents, that were the subject of the tender offer were granted under either our 1996 Stock Option Plan or our 2000 Stock Plan. At December 31, 2007, the accrued compensation included $0.5 million for cash payments due under the tender offer. These cash payments were made in January 2008 in accordance with the provisions of the tender offer. During the fourth quarter of 2007, we recorded a charge of $0.2 million to account for the stock option amendments under the tender offer in accordance with SFAS No. 123(R). At December 31, 2008, the cash payments due under the tender offer included in accrued compensation were insignificant. These cash payments were made during January 2009 in accordance with the provisions of the tender offer. During 2008, the charge to account for the stock option amendments under the tender offer was $0.1 million. We expect to record charges of up to approximately $0.1 million in 2009 for potential future cash payments as a result of this tender offer.

Stock Repurchase Program

On April 29, 2008, our Board of Directors approved a stock repurchase program. Under the program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock until the end of 2008, through open market and privately negotiated transactions, at times and in such amounts as we deem appropriate. The timing and actual number of shares repurchased depended on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. The program could have been suspended or discontinued at any time without prior notice. The stock repurchase program was funded using our available cash balances and working capital. At December 31, 2008, upon completion of the program, we had repurchased and retired approximately 2,719,000 shares of our common stock

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

at a cost of $8.5 million and $1.5 million was unused under the program. The program was completed on December 31, 2008 with final repurchase activity concluding on November 30, 2008.

Stock-based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenue	$35	$40	$50

Research and development	1,893	2,448	2,588
Selling, general and administrative	2,866	3,608	3,174

Total stock-based compensation expense included in operating expenses	$4,759	$6,056	$5,762

Total stock-based compensation expense	$4,794	$6,096	$5,812

The weighted-average estimated fair value of stock options granted during 2008, 2007 and 2006 was $2.01, $2.43 and $3.23 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	57.3%	55.5%	60.3%
Risk-free interest rate	2.6%	4.5%	4.8%
Expected dividends	0.0%	0.0%	0.0%
Expected term (years)	5.0	5.0	5.0

The expected volatility assumptions were based upon a combination of historical stock price volatility and implied volatility consistent with SFAS No. 123(R) and SAB No. 107. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms of at least 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility.

The risk-free interest rate assumptions were based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options.

The expected terms of employee stock options represented the weighted-average period the stock options were expected to remain outstanding and was based upon historical employee exercise behavior and expected employee turnover.

The average per share value of restricted stock units granted during 2008 and 2007 was $4.58 and $4.49, respectively using our closing stock price on the respective grant dates.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS No. 123(R). Stock-based compensation relating to this plan was estimated as of the respective grant dates of the purchase rights provided to employees under the plan using a Black-Scholes-Merton option-pricing formula and the same assumptions used for valuing stock options as disclosed under SFAS No. 123(R) above. The weighted-average estimated value of the purchase rights outstanding under this plan during 2008, 2007 and 2006 was $1.29, $1.77 and $2.30 per right, respectively. During 2008, 2007 and 2006, we recognized $0.3 million, $0.4 million and $0.6 million, respectively, of stock-based compensation expense relating to the plan.

At December 31, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $7.9 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

10.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations including any catch-up provisions. Under our 401(k) plan, we may elect to make voluntary contributions. In the first quarter of 2007, our Board of Directors approved a program to match a portion of the cash contributions made by employees to their 401(k) accounts. During 2008 and 2007, we made matching contributions of $0.2 million and $0.1 million to 401(k) accounts of our employees. No voluntary contributions were made for 2006.

Microtune KG, our German operating company, and its subsidiaries sponsor defined contribution retirement plans for its employees. Retirement benefit expense was $0.1 million for 2008, 2007 and 2006, respectively.

11.    Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(0.2) million, $3.4 million and $2.4 million for 2008, 2007 and 2006, respectively. Net revenue by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Asia Pacific	$47,518	$38,635	$33,571
North America	34,632	32,822	23,875
Europe	23,266	19,407	11,723
Other	2,604	277	63

Total	$108,020	$91,141	$69,232

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Year Ended December 31,
	2008	2007	2006
China (including Hong Kong)	30%	27%	28%
Mexico	26%	14%	*
Germany	10%	11%	10%
United States	*	21%	33%

*	Less than 10% of total net revenue

The locations of property and equipment, net, are summarized below (in thousands):

	December 31,
	2008	2007
North America	$3,599	$2,808
Europe	1,109	922
Asia Pacific	440	473

Total	$5,148	$4,203

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of net revenue was as follows:

	Year Ended December 31,
	2008	2007	2006
Cisco	29%	32%	23%
Unihan (1) (2)	13%	18%	17%
Panasonic	12%	*	*
Ten largest customers	85%	82%	76%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

12.    Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2008 and 2007 as reported (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2008	December 31	September 30	June 30	March 31
Net revenue	$24,017	$31,928	$26,612	$25,463
Cost of revenue	11,859	16,477	13,133	13,222
Gross margin	12,158	15,451	13,479	12,241
Income from operations	724	3,089	1,546	265
Income before income taxes	920	3,287	1,871	933
Net income	822	3,175	1,726	652
Basic and diluted income per common share	$0.02	$0.06	$0.03	$0.01

	For the Quarter Ended
Year Ended December 31, 2007	December 31	September 30	June 30	March 31
Net revenue	$22,764	$23,813	$24,766	$19,798
Cost of revenue	10,943	11,823	11,987	9,945
Gross margin	11,821	11,990	12,779	9,853
Income (loss) from operations	(902)	29	917	(2,613)
Income (loss) before income taxes	29	1,252	2,176	(1,527)
Net income (loss)	(646)	1,202	2,133	(1,545)
Basic and diluted income (loss) per common share	$(0.01)	$0.02	$0.04	$(0.03)