Form 10-Q
period 2009-03-31
MICROTUNE INC
filed 2009-04-23
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2009, there were approximately 52,092,021 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

MICROTUNE, INC.

FORM 10-Q

March 31, 2009

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:

Cash and cash equivalents	$37,678	$46,097

Short-term investments	50,000	40,000

Accounts receivable, net	7,418	9,495

Inventories, net	9,314	11,261

Other current assets	5,689	4,469

Total current assets	110,099	111,322

Property and equipment, net	4,861	5,148

Other assets and deferred charges	1,696	2,025

Total assets	$116,656	$118,495

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$4,016	$3,985

Accrued compensation	2,280	2,495

Accrued expenses	3,703	2,472

Deferred revenue	70	355

Total current liabilities	10,069	9,307

Non-current liabilities	195	203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 52,082 and 52,049, respectively	52	52

Additional paid-in capital	460,854	459,790

Accumulated other comprehensive loss	(988)	(988)

Accumulated deficit	(353,526)	(349,869)

Total stockholders’ equity	106,392	108,985

Total liabilities and stockholders’ equity	$116,656	$118,495

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$17,895	$25,463

Cost of revenue	9,464	13,222

Gross margin	8,431	12,241
Operating expenses:

Research and development	6,599	6,017

Selling, general and administrative	5,685	5,959

Total operating expenses	12,284	11,976

Income (loss) from operations	(3,853)	265
Other income (expense):

Interest income	418	526

Foreign currency gains (losses), net	(214)	140

Other, net	40	2

Income (loss) before income taxes	(3,609)	933

Income tax expense	48	281

Net income (loss)	$(3,657)	$652

Net income (loss) per common share:

Basic	$(0.07)	$0.01

Diluted	$(0.07)	$0.01

Weighted-average common shares outstanding:

Basic	52,064	54,138

Diluted	52,064	56,759

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(3,657)	$652

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	488	458

Stock-based compensation	1,120	1,054

Foreign currency (gains)/losses, net	111	(76)

Loss on disposal of assets	9	18
Changes in operating assets and liabilities:

Accounts receivable, net	2,009	(2,846)

Inventories	1,947	(204)

Other assets	(956)	(838)

Accounts payable	51	2,052

Accrued expenses	1,359	(289)

Accrued compensation	(189)	(2,530)

Deferred revenue	(279)	32

Other liabilities	(8)	(29)

Net cash provided by (used in) operating activities	2,005	(2,546)
Investing activities:

Purchases of property and equipment	(342)	(515)

Purchase of short-term investments	(10,000)	—

Net cash used in investing activities	(10,342)	(515)
Financing activities:

Proceeds from issuance of common stock	1	242

Surrender of common stock by employees for payroll taxes	(32)	(277)

Net cash used in financing activities	(31)	(35)

Effect of foreign currency exchange rate changes on cash	(51)	66

Net decrease in cash and cash equivalents	(8,419)	(3,030)

Cash and cash equivalents at beginning of period	46,097	87,537

Cash and cash equivalents at end of period	$37,678	$84,507

Non-cash investing activities:

Investment in enterprise software and equipment	$(58)	$(1,183)

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

General

The accompanying unaudited financial statements as of and for the first quarter of 2009 and 2008 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2009 and 2008 have been made. Results of operations for the first quarter of 2009 and 2008 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

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

Reclassifications

Amounts in the Consolidated Statements of Cash Flows for the first quarter of 2009 and 2008 have been reclassified to conform to current year presentation.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At March 31, 2009 and December 31, 2008, our short-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The certificates of deposit have a contractual maturity of six months and will mature on various dates during the second and third quarters of 2009. We held $50.0 million and $40.0 million in short-term investments at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, we held no long-term investments.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the first quarter of 2009 and 2008 were insignificant. No allowance for doubtful accounts was recorded as of March 31, 2009 and December 31, 2008.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the first quarter of 2009 and 2008 was a charge (benefit) to cost of revenue of $0.8 million and $(0.1) million, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Our revenue is recorded based on the facts then currently known to us. If we do not meet all the criteria above, we do not recognize revenue. If we are unable to determine the amount that is probable of collection once our product has shipped and title has transferred to our customer, we defer recognition of revenue until we can determine the amount that is probable of collection. Items that are considered when determining the amounts that are probable of collection include a customer’s overall creditworthiness, payment history and rights to return unsold product.

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2009, there were no products shipped for which revenue was deferred due to the uncertainty of collection. At December 31, 2008, the sales value of products shipped for which revenue was deferred due to the uncertainty of collection was insignificant.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the first quarter of 2009 and 2008, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was $0.1 million and $0.2 million as of March 31, 2009 and December 31, 2008, respectively.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At March 31, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant. At December 31, 2008, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was $0.2 million.

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

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. At March 31, 2009, there were no accrued warranty costs. At December 31, 2008, accrued warranty costs were insignificant.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses), were $(0.2) million and $0.1 million during the first quarter of 2009 and 2008, respectively.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at March 31, 2009 and December 31, 2008. Uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2008	$113
Tax positions taken prior to 2009	2

Balance at March 31, 2009	$115

At March 31, 2009, the uncertain income tax positions related to foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at March 31, 2009 and December 31, 2008.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the first quarter of 2009.

Our computation of income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(3,657)	$652

Weighted average common shares outstanding	52,064	54,138
Weighted average dilutive potential common shares:

Stock options	—	2,449

Restricted stock units	—	172
Employee stock purchase plan	—	—

Weighted average common and dilutive potential common shares	52,064	56,759

Basic income (loss) per common share	$(0.07)	$0.01

Diluted income (loss) per common share	$(0.07)	$0.01

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock options	11,039	4,260

Restricted stock units	756	—

Employee stock purchase plan	44	57

Total anti-dilutive securities excluded	11,839	4,317

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) and the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized each period is based

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under SFAS No. 123(R) was $1.1 million for the first quarter of 2009 and 2008 relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2009 and December 31, 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000.

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At March 31, 2009, approximately 60% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

We depend on third-party foundries, primarily IBM, Jazz Semiconductor (a Tower Group Company) and X-FAB, and third-party assembly and test firms, primarily ASE and Amkor, to manufacture all of our ICs. We do not have long-term supply agreements with our foundries but obtain ICs on a purchase order basis. The inability of a third-party foundry to continue manufacturing our ICs would have a material adverse effect on our operations. Our ICs are primarily manufactured in the United States, South Korea and the Philippines.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

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

2.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Gross accounts receivable	$7,511	$9,606
Deferred revenue	(93)	(111)

Accounts receivable, net	$7,418	$9,495

3.	Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$6,044	$7,799
Work-in-process	3,037	3,097
Raw materials	233	365

Total inventories, net	$9,314	$11,261

4.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued vacation	$1,281	$1,191
Accrued payroll taxes	188	192
Accrued incentive compensation	59	379
Other	752	733

Total accrued compensation	$2,280	$2,495

At December 31, 2008, accrued incentive compensation included $0.2 million for cash awards under the fiscal year 2008 incentive compensation program. These cash awards were paid in February 2009. See Note 8.

During the first quarter of 2007, we voluntarily contacted the United States Department of Treasury Internal Revenue Service (IRS) regarding the findings of the Audit Committee’s investigation into our stock option granting practices with the intent of

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

pursuing a negotiated settlement with the IRS. On March 28, 2008, we paid the IRS $0.2 million upon completion of its examination of our payroll tax returns for the years 2003 through 2006 and other matters related to the Audit Committee’s investigation. As a result of the completion of the IRS examination, in the first quarter of 2008, we realized a benefit to operating expenses of $0.4 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued legal fees	$1,440	$640
Accrued non-cancelable inventory purchase obligations	1,004	624
Other	1,259	1,208

Total accrued expenses	$3,703	$2,472

The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. At March 31, 2009 and December 31, 2008, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 7. The accrued expenses are expected to be paid during the next twelve months.

6.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2009 and December 31, 2008 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2008, we had a net operating loss carryforward of approximately $176.5 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2021. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the first quarter of 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the first quarter of 2009 included the utilization of previously reserved net operating loss carryforwards and consisted of withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes.

In the first quarter of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to a $0.3 million charge relating to withholding taxes on certain cross-border transactions and alternative minimum taxes, partially offset by permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the first quarter of 2008 consisted of withholding taxes, alternative minimum taxes and foreign income taxes.

7.	Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of March 31, 2009 were as follows (in thousands):

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Year Ending December 31,
2009	$867
2010	1,009
2011	942
2012	949
2013	951
Thereafter	4,530

Total future minimum lease payments	$9,248

Rent expense for the first quarter of 2009 and 2008 was $0.3 million and $0.4 million, respectively.

Purchase Commitments

As of April 17, 2009, we had approximately $6.5 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of March 31, 2009, we were unaware of any such claims by any of our customers.

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

Audit Committee Investigation, Restatement, Derivative Litigation, and SEC Investigation

In June 2006, the Audit Committee of our Board of Directors self-initiated an independent investigation into our stock option granting practices covering the period from the date of our initial public offering on August 4, 2000 through June 2006. As a result of the findings of the Audit Committee’s investigation, on January 22, 2007, we restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 to record additional stock-based compensation expense and related tax liabilities related to certain mispriced stock option grants.

On January 31, 2007, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Texas against certain of our current and former officers and directors and against Microtune, as a nominal defendant, alleging various claims related to the historical stock option granting practices described in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on January 22, 2007.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

On June 30, 2008, we announced that we had reached a settlement with the SEC relating to our historical stock option granting practices. We agreed to settle with the SEC, without admitting or denying the allegations in the SEC’s complaint, by consenting to the entry of a permanent injunction against future violations of the federal securities laws. We were not required to pay any civil penalty or other money damages as part of the settlement. The SEC also filed suit against Douglas J. Bartek, our former Chairman and Chief Executive Officer, who resigned in June 2003, and Nancy A. Richardson, our former Chief Financial Officer and General Counsel, who resigned in March 2004, alleging various violations of the U.S. securities laws related to our historical stock option granting practices. The suit against Mr. Bartek and Ms. Richardson is still pending and Mr. Bartek and Ms. Richardson are actively conducting pre-trial discovery.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements, the defense of the derivative lawsuit and the SEC investigation. We continue to incur substantial legal expenses related to the SEC litigation against Mr. Bartek and Ms. Richardson. We have advanced substantial legal expenses to Mr. Bartek and Ms. Richardson pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have incurred expenses of approximately $7.4 million through March 31, 2009 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carrier, and currently have a receivable of $2.4 million at March 31, 2009 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, and our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses with any non-reimbursable amounts being covered solely by Microtune.

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

We previously accepted a settlement proposal presented to all issuer defendants that would not have required Microtune or its affiliated defendants to make any payments. On December 5, 2006, however, the U.S. Second Circuit Court of Appeals reversed the district court’s ruling certifying the consolidated cases as a class action litigation, which had the effect of undermining the settlement proposal.

On December 14, 2006, the district court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and Plaintiffs submitted amended complaints in designated focus or test cases with a revised class definition, in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the district court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. On April 2, 2009, a new global settlement of the IPO cases was submitted to the district court for its approval. This settlement would not require Microtune or its affiliated defendants to pay any money. There can be no assurance, however, that the new settlement proposal will be approved. If the approval of the settlement fails, we intend to vigorously defend the lawsuit.

Section 16 Litigation

On October 9, 2007, a purported Microtune stockholder filed Vanessa Simmonds v. The Goldman Sachs Group, Inc., JP Morgan Chase & Co. and Microtune, Inc. Microtune was named as a nominal defendant in this action, which is styled as a “Complaint for Recovery of Short-Swing Profits under Section 16(b) of the Securities Exchange Act of 1934.” No damages are alleged against or sought from Microtune. The suit was filed in the United States District Court for the Western District of Washington at Seattle. During this same timeframe, Ms. Simmonds filed similar lawsuits against over 50 other companies alleging substantially identical claims under Section 16(b). These lawsuits are related to the Initial Public Offering Litigation described above. On March 12, 2009, the court dismissed all 54 cases, including the one against Microtune. The plaintiff may file an appeal with the United States Ninth Circuit Court of Appeals.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

8.	Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On March 31, 2009, 52,082,021 rights were outstanding.

2008 Incentive Compensation Program

During the first quarter of 2008, our Board of Directors approved an annual incentive compensation program for fiscal year 2008 (2008 Bonus Program) covering executive officers and certain key managers and providing for incentive compensation to be paid, to the extent any such compensation is earned, 40% in cash and 60% through the performance vesting of restricted stock units under the Amended and Restated Microtune, Inc. 2000 Stock Plan (2000 Stock Plan). An aggregate of 213,000 restricted stock units were awarded under the 2008 Bonus Program with a grant date fair value of $5.42 per share. The 2008 Bonus Program also provides for the payment of cash awards to certain key employees to the extent profitability goals are met under the 2008 Bonus Program.

On February 3, 2009, our Board of Directors determined that the executive officers covered by the 2008 Bonus Program each achieved only a portion of the awards set forth in the 2008 Bonus Program based upon the program’s profitability and revenue targets. As such, cash awards earned under the 2008 Bonus Program totaling $0.2 million were paid and 49,115 restricted stock units issued under the 2008 Bonus Program vested and the underlying shares were issued pursuant to the terms of the 2008 Bonus Program. Of the total shares issued under the 2008 Bonus Program, executive officers and certain key managers surrendered an aggregate of 16,644 shares to satisfy minimum payroll tax withholding requirements. The cash awards were paid in February 2009. During 2008, stock-based compensation expense recognized under the 2008 Bonus Program was $0.2 million. Stock-based compensation expense recognized during the first quarter of 2009 under the 2008 Bonus Program was insignificant as participants are required to be employed with us on the payment date to be eligible for awards under the 2008 Bonus Program. During the first quarter of 2009, amounts recognized under the 2008 Bonus Program in stock-based compensation expense relating to the restricted stock units and amounts recognized relating to the cash awards were insignificant.

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

On February 8, 2008, our Board of Directors determined that the executive officers covered by the 2007 Bonus Program each achieved the maximum awards set forth in the 2007 Bonus Program based upon the program’s profitability and revenue targets. As such, the maximum amount of cash awards under the 2007 Bonus Program were paid and the entire amount of restricted stock units awarded under the 2007 Bonus Program vested and the underlying shares were issued pursuant to the terms of the 2007 Bonus Program. Of the total shares issued under the 2007 Bonus Program, certain executive officers surrendered an aggregate of 51,266 shares to satisfy minimum payroll tax withholding requirements. The cash awards were paid in February 2008. Stock-based

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

compensation expense of $0.1 million was recognized during the first quarter of 2008 under the 2007 Bonus Program as participants were required to be employed with us on the payment date to be eligible for awards under the 2007 Bonus Program. We recognized $0.3 million relating to the cash awards during the first quarter of 2008 under the 2007 Bonus Program.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$(2)	$5

Research and development	467	358

Selling, general and administrative	655	691

Total stock-based compensation expense included in operating expenses	$1,122	$1,049

Total stock-based compensation expense	$1,120	$1,054

At March 31, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $6.0 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

9.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(1.5) million and $2.7 million for the first quarter of 2009 and 2008, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2009	2008
Asia Pacific	$8,062	$11,589
North America	6,271	8,247
Europe	3,406	5,533
Other	156	94

Total	$17,895	$25,463

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2009	2008
Mexico	31%	24%
China (including Hong Kong)	23%	26%
Germany	*	12%

*	Less than 10% of total net revenue

The locations of property and equipment, net are summarized below (in thousands):

	March 31, 2009	December 31, 2008
North America	$3,378	$3,599
Europe	1,063	1,109
Asia Pacific	420	440

Total	$4,861	$5,148

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2009	2008
Cisco	36%	27%
Unihan (1)(2)	14%	18%
Panasonic	10%	12%
Samsung	*	10%
Ten largest customers	88%	86%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our ICs and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. The devices or applications that our customers produce include cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including HDTVs; PC/TV multimedia products; and mobile television receivers. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 8% and 10% of our net revenue from sales made to distributors in the first quarter of 2009 and 2008, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

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

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2009	2008
Net revenue	100%	100%
Cost of revenue	53	52

Gross margin	47	48
Operating expenses:
Research and development	37	24
Selling, general and administrative	31	23

Total operating expenses	68	47

Income (loss) from operations	(21)	1
Other income (expense)	1	3

Income (loss) before income taxes	(20)	4
Income tax expense	—	1

Net income (loss)	(20)%	3%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net Revenue

The following table presents net revenue from each of our product types for the first quarter of 2009 as compared to the first quarter of 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008	Change	% Change
Silicon	$14,598	$19,340	$(4,742)	(25)%

Modules	3,297	6,113	(2,816)	(46)

Other	—	10	(10)	(100)

Total	$17,895	$25,463	$(7,568)	(30)

The decrease in net revenue in the first quarter of 2009 as compared to the first quarter of 2008 was primarily the result of decreased shipments of silicon tuner products for the cable market, module products for the automotive entertainment electronics market, silicon tuner products for the DTV market and slightly lower average selling prices of silicon tuner products for the cable market. Silicon tuner unit shipments decreased by approximately 21% in the first quarter 2009 as compared to the first quarter of 2008, primarily relating to the cable and DTV markets. Module unit shipments for the automotive entertainment electronics market decreased by approximately 45% in the first quarter of 2009 as compared to the first quarter of 2008, primarily relating to car television applications. We believe these decreased shipments were primarily driven by the challenging economic environment and do not relate to the loss of market share.

We expect net revenues to decline significantly in 2009 as compared to 2008, primarily due to the impact of the economic slowdown, and to a lesser extent, the expected decrease in car television revenue as described above.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended
	March 31,
	2009	2008
Cisco	36%	27%
Unihan (1)(2)	14%	18%
Panasonic	10%	12%
Samsung	*	10%
Ten largest customers	88%	86%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the first quarter of 2009 as compared to the first quarter of 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Change		% Change
Cost of revenue	$9,464	$13,222	$(3,758)		(28)%

Gross margin	8,431	12,241	(3,810)		(31)

Gross margin %	47.1%	48.1%	(1.0	)pts.

Gross margin decreased in the first quarter of 2009 as compared to the first quarter of 2008 primarily due to an approximate $7.6 million decrease in net revenue and a 1.0 point decrease in gross margin percentage. Gross margin percentage in the first quarter of 2009 as compared to the first quarter of 2008 was negatively impacted by an increase in the inventory valuation allowance, particularly for cable set-top box silicon products and car television module products and slightly lower average selling prices of silicon tuner products for the cable market, partially offset by an increase in gross margin percentage for the cable modem market segment and a decrease in net revenue for the automotive entertainment electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets.

We expect our gross margin percentage for the year 2009 to be similar to the year 2008 and fall within our target range of 49% to 50%, although the gross margin percentage for any particular quarter may fall outside our target range.

Our cost of revenue for the first quarter of 2009 and 2008 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories for the first quarter of 2009 and 2008 was $0.2 million and $0.2 million, respectively. The net impact of changes in the inventory valuation allowance for the first quarter of 2009 and 2008 was a charge (benefit) of $0.8 million and $(0.1) million, respectively.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenue	$(2)	$5

Research and development	467	358

Selling, general and administrative	655	691

Total stock-based compensation expense included in operating expenses	$1,122	$1,049

Total stock-based compensation expense	$1,120	$1,054

Operating Expenses

The following table presents operating expenses for the first quarter of 2009 as compared to first quarter of 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Research and development	$6,599	$6,017	$582	10%

Selling, general and administrative	5,685	5,959	(274)	(5)

Total	$12,284	$11,976	$308	3

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses, engineering software, prototype materials, lab supplies and training. To date, we have expensed all of our research and development costs in the period incurred as our process for developing our products has been essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on development of our next generation of products and designing more highly-integrated products that leverage next-generation technology.

The increase in research and development expenses in the first quarter of 2009 as compared to the first quarter of 2008 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 8%, an increase in compensation expense incurred in conjunction with our regular annual base compensation adjustments, the effects of a benefit of $0.3 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006 recognized during the first quarter of 2008 and an increase in expenditures to design our silicon products, including license and maintenance fees for engineering software, partially offset by a decrease in prototyping expenses for new and existing silicon projects. Stock-based compensation expense related to research and development was $0.5 million and $0.4 million in the first quarter of 2009 and 2008, respectively.

We expect research and development expenses to increase in 2009 between 7% and 12% as compared to 2008 due to the full year impact of expenses that ramped throughout 2008 and minor incremental spending in 2009, as we have increased the number of RF and technical personnel and as we increase spending on new product development.

We remain committed to significant research and development efforts to support our technology leadership in the markets in which we operate. Currently, we hold 83 issued United States utility patents and have 28 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

Selling, General and Administrative Expenses

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

The decrease in selling, general and administrative expenses in the first quarter of 2009 as compared to the first quarter of 2008 was due to a decrease in professional fees expensed in connection with general legal and accounting matters and audit-related expenses and a decrease in incentive compensation charges related to the 2008 Bonus Program compared to the fiscal year 2007 Bonus Program, partially offset by an increase in professional fees expensed in connection with the SEC litigation against two of our former officers and the effects of a benefit of $0.1 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006 recognized during the first quarter of 2008. The results in the first quarter of 2009 included net charges of $0.6 million related to professional fees of our legal firms expensed in connection with the SEC litigation against two of our former officers and excluded $2.1 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter. See Part II., Item 1. “Legal Proceedings.”

We are currently unable to estimate selling, general and administrative expenses in 2009 due to the difficulty predicting potential future professional fees of our legal firms related to the ongoing SEC litigation against two of our former officers.

Other Income and Expense

Other income consists primarily of interest income from our cash balances, net foreign currency gains and other non-operating income.

The following table presents a comparison of other income for the first quarter of 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Interest income	$418	$526	$(108)	(21)%

Foreign currency gains (losses), net	(214)	140	(354)	(253)

Other, net	40	2	38	1,900

Total	$244	$668	$(424)	(63)

The decrease in interest income in the first quarter of 2009 as compared to the first quarter of 2008 was primarily the result of significantly lower average rates of return on our cash and investment balances. We expect interest income in 2009 to be lower than 2008 levels due to lower rates of return on short-term, high quality investment alternatives. We also expect interest income in the second half of 2009 to be significantly lower compared to the first half of 2009 due to lower expected average rates of return on new investments made after our held-to-maturity investments mature during the second and third quarter of 2009.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the first quarter of 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Change		% Change
Income tax expense	$48	$281	$(233)		(83)%

Effective tax rate	(1.3)%	30.1%	(31.4	)pts.

Our income tax expense for the first quarter of 2009 included the utilization of previously reserved net operating loss carryforwards and consisted of withholding taxes, United States state income taxes and foreign income taxes. In the first quarter of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to a $0.3 million charge relating to withholding taxes on certain cross-border transactions and alternative minimum taxes, partially offset by permanent differences, changes in valuation allowances and lower foreign tax rates. Income tax expense for the first quarter of 2008 consisted of the withholding taxes, described above, alternative minimim taxes and foreign income taxes.

Net Income (Loss)

The following table presents a comparison of our net income (loss) for the first quarter of 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Change		% Change
Net income (loss)	$(3,657)	$652	$(4,309)		(661)%

Percent of net revenue	(20.4)	2.6	(23.0	)pts.

The decrease in net income in the first quarter of 2009 as compared to the first quarter of 2008 was primarily the result of a decrease in net revenue, which resulted in a decrease of $3.8 million in gross margin, a decrease in gross margin percentage, an increase in research and development expense, an increase in foreign currency losses and a decrease in interest income, partially offset by a decrease in selling, general and administrative expense, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $353.5 million as of March 31, 2009. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

We have invested heavily in research and development of our RF ICs and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of RF and analog IC designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product portfolio. As a result, we may incur substantial losses from operations in the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first quarter of 2009 and 2008 and at March 31, 2009 and December 31, 2008, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Operating cash flows	$2,005	$(2,546)	$4,551	179%

Investing cash flows	(10,342)	(515)	(9,827)	(1,908)

Financing cash flows	(31)	(35)	4	11

Capital expenditures	342	515	(173)	(34)

Days sales outstanding in accounts receivable	37	44	(7)	(16)

Inventory turns (annualized)	4.1	4.7	(0.6)	(13)

	March 31, 2009	December 31, 2008	Change	% Change
Cash and cash equivalents	$37,678	$46,097	$(8,419)	(18)%
Short-term investments	50,000	40,000	10,000	25

Total	$87,678	$86,097	$1,581	2

Accounts receivable, net	$7,418	$9,495	$(2,077)	(22)%

Inventories	9,314	11,261	(1,947)	(17)

Working capital	100,030	102,015	(1,985)	(2)

In the first quarter of 2009, the increase in cash provided by operating activities resulted primarily from working capital changes in accounts receivable due to the timing of cash receipts and decreased net revenue, working capital changes in inventory and accounts payable due to decreased inventory purchases, working capital changes in accrued compensation due to a decrease in the payment of amounts earned under the fiscal year 2008 Bonus Program compared to a similar program in 2007 and a $1.6 million reimbursement received from our directors’ and officers’ liability insurance carrier for professional fees incurred by certain former officers of the Company who are involved in litigation with the SEC, partially offset by a decrease in cash operating results. See Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements. Cash operating results decreased in the first quarter of 2009 as compared to the first quarter of 2008 due to a decrease in net revenue, a decrease in interest income and an increase in operating expenses, as described above.

In the first quarter of 2009, our primary use of cash from investing activities was the purchase of held-to-maturity investments. In the first quarter of 2008, our primary use of cash from investing activities was the purchase of equipment related to testing and evaluation of our products.

In the first quarter of 2009, our primary use of cash from financing activities was the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation under the 2008 Bonus Program. In the first quarter of 2008, our primary use of cash from financing activities was the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation under an annual incentive compensation program for fiscal year 2007, partially offset by cash provided from the exercise of employee stock options.

Our cash and cash equivalents consisted of bank deposits and money market funds. Our short-term investments consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). The certificates of deposit have a contractual maturity of six months and mature on various dates during the second and third quarters of 2009. We currently have no long-term debt.

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

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 10-K) filed with the SEC on February 20, 2009.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2008 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our purchases of our common stock during the first quarter of 2009:

2009 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	—	—	—	—
February 1—February 28 Employee transactions (1)	16,644	$1.91	—	N/A
March 1—March 31	—	—	—	—
Total	16,644	$1.91	—	N/A

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units pursuant to the 2008 Bonus Program.

ITEM 6.	EXHIBITS

Exhibit Number
3.1 (1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (2)	Amended and Restated Bylaws, as amended July 23, 2008.

10.1 (3)	Amendment No. 3 to Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant dated January 28, 2009.

10.2 (3)	Seventh Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant dated January 28, 2009.

Exhibit Number
10.3 (3)	Semiconductor Custom Manufacturing Attachment No. 2 to Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant dated January 28, 2009.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 3, 2009.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 23, 2009