Form 10-Q
period 2009-06-30
MICROTUNE INC
filed 2009-07-23
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-31029-40

MICROTUNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2883117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 10th Street

Plano, Texas 75074

(Address of principal executive offices and zip code)

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

As of July 17, 2009, there were approximately 52,403,122 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

MICROTUNE, INC.

FORM 10-Q

June 30, 2009

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$40,175	$46,097
Short-term investments	49,758	40,000
Accounts receivable, net	7,959	9,495
Inventories, net	6,575	11,261
Other current assets	3,773	4,469

Total current assets	108,240	111,322

Property and equipment, net	4,481	5,148
Other assets and deferred charges	1,368	2,025

Total assets	$114,089	$118,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,738	$3,985
Accrued compensation	2,178	2,495
Accrued expenses	3,604	2,472
Deferred revenue	123	355

Total current liabilities	9,643	9,307
Non-current liabilities	208	203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 52,403 and 52,049, respectively	52	52
Additional paid-in capital	462,740	459,790
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(357,566)	(349,869)

Total stockholders’ equity	104,238	108,985

Total liabilities and stockholders’ equity	$114,089	$118,495

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenue	$17,572	$26,612	$35,467	$52,075
Cost of revenue	9,108	13,133	18,572	26,355

Gross margin	8,464	13,479	16,895	25,720
Operating expenses:
Research and development	7,114	6,419	13,713	12,436
Selling, general and administrative	5,751	5,514	11,436	11,473

Total operating expenses	12,865	11,933	25,149	23,909

Income (loss) from operations	(4,401)	1,546	(8,254)	1,811
Other income (expense):
Interest income	361	383	779	909
Foreign currency gains (losses), net	76	(65)	(138)	75
Other, net	7	7	47	9

Income (loss) before income taxes	(3,957)	1,871	(7,566)	2,804
Income tax expense	83	145	131	426

Net income (loss)	$(4,040)	$1,726	$(7,697)	$2,378

Net income (loss) per common share:
Basic	$(0.08)	$0.03	$(0.15)	$0.04

Diluted	$(0.08)	$0.03	$(0.15)	$0.04

Weighted-average common shares outstanding:
Basic	52,277	54,271	52,170	54,205

Diluted	52,277	55,764	52,170	56,248

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$(7,697)	$2,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	991	943
Allowance for uncollectable debt	17	—
Stock-based compensation	2,486	2,390
Loss on disposal of assets	9	17
Foreign currency loss	103	95
Changes in operating assets and liabilities:
Accounts receivable	1,484	(3,569)
Inventories	4,686	125
Other assets	1,274	(1,444)
Accounts payable	(194)	1,566
Accrued expenses	1,252	(327)
Accrued compensation	(311)	(2,271)
Deferred revenue	(230)	(15)
Other liabilities	5	9

Net cash provided by (used in) operating activities	3,875	(103)
Investing activities:
Purchases of property and equipment	(514)	(1,718)
Proceeds from maturity of certificates of deposit	40,242	—
Purchase of certificates of deposit	(50,000)	—

Net cash used in investing activities	(10,272)	(1,718)
Financing activities:
Proceeds from issuance of common stock	521	953
Surrender of common stock by employees for payroll taxes	(32)	(277)
Repurchase and retirement of common stock, including direct expenses	—	(3,675)

Net cash provided by (used in) financing activities	489	(2,999)
Effect of foreign currency exchange rate changes on cash	(14)	67

Net decrease in cash and cash equivalents	(5,922)	(4,753)
Cash and cash equivalents at beginning of period	46,097	87,537

Cash and cash equivalents at end of period	$40,175	$82,784

Non-cash investing activities:
Investment in enterprise software and equipment	$(13)	$(707)

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. (Microtune) began operations in August 1996. We design and market radio frequency (RF) integrated circuits (ICs) and subsystem module solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. Our tuner, amplifier and upconverter products permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable or target various consumer electronics, broadband communications and automotive entertainment electronics applications and devices, including cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including high-definition televisions; personal computer television (PC/TV) multimedia products; and mobile television receivers. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices, subsystems and applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets.

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

General

The accompanying unaudited financial statements as of and for the second quarter and first half of 2009 and 2008 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the second quarter and first half of 2009 and 2008 have been made. Results of operations for the second quarter and first half of 2009 and 2008 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: worldwide macroeconomic downturn, dependence on the worldwide cable, automotive entertainment electronics and DTV markets characterized by intense competition and rapidly changing technology, dependence on a few significant customers, third-party manufacturers and subcontractors, third-party distributors in certain markets, partners when we go to market with a joint solution, the successful development and marketing of new products in new and existing markets, our ability to complete the pending acquisition of Auvitek International Ltd. (Auvitek) on the anticipated schedule, the successful integration of Auvitek’s operations and products and seasonality in the demand for consumer products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See Part II, Item 1A. “Risk Factors” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

Reclassifications

Amounts in the Consolidated Statements of Cash Flows for the first half of 2008 have been reclassified to conform to current year presentation.

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

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At June 30, 2009 and December 31, 2008, our short-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The certificates of deposit have contractual maturities ranging from six months to one year and will mature on various dates during the third and fourth quarters of 2009 and during the second quarter of 2010. We held $49.8 million and $40.0 million in short-term investments at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, we held no long-term investments.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the second quarter and first half of 2009 and 2008 were insignificant. Allowance for doubtful accounts recorded at June 30, 2009 was insignificant. No allowance for doubtful accounts was recorded at December 31, 2008.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances for the second quarter of 2009 and 2008 was a charge (benefit) to cost of revenue of $0.3 million and $(0.3) million, respectively. The net impact of changes in the inventory valuation allowances for the first half of 2009 and 2008 was a charge (benefit) to cost of revenue of $1.2 million and $(0.3) million, respectively.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2009, there were no products shipped for which revenue was deferred due to the uncertainty of collection. At December 31, 2008, the sales value of products shipped for which revenue was deferred due to the uncertainty of collection was insignificant.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the second quarter and first half of 2009 and 2008, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant at June 30, 2009. Deferred revenue as a result of customer prepayments was $0.2 million at December 31, 2008.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At June 30, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant. At December 31, 2008, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was $0.2 million.

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

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. At June 30, 2009, there were no accrued warranty costs. At December 31, 2008, accrued warranty costs were insignificant.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses) were $0.1 million and $(0.1) million during the second quarter of 2009 and 2008, respectively. Net foreign currency gains (losses) were $(0.1) million and $0.1 million during the first half of 2009 and 2008, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at June 30, 2009 and December 31, 2008. Uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2008	$113
Tax positions taken prior to 2009	5

Balance at June 30, 2009	$118

At June 30, 2009, the uncertain income tax positions were related to foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at June 30, 2009 and December 31, 2008.

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

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the second quarter and first half of 2009.

Our computation of income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(4,040)	$1,726	$(7,697)	$2,378

Weighted average common shares outstanding	52,277	54,271	52,170	54,205
Weighted average dilutive potential common shares:
Stock options	—	1,445	—	1,919
Restricted stock units	—	48	—	124
Employee stock purchase plan	—	—	—	—

Weighted average common and dilutive potential common shares	52,277	55,764	52,170	56,248

Basic income (loss) per common share	$(0.08)	$0.03	$(0.15)	$0.04

Diluted income (loss) per common share	$(0.08)	$0.03	$(0.15)	$0.04

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock options	10,978	7,216	10,978	6,052
Restricted stock units	1,282	459	1,282	164
Employee stock purchase plan	98	41	98	60

Total anti-dilutive securities excluded	12,358	7,716	12,358	6,276

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) and the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under SFAS No. 123(R) for the second quarter of 2009 and 2008 was $1.4 million and $1.3 million, respectively, and $2.5 million and $2.4 million for the first half of 2009 and 2008, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 8.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at June 30, 2009 and December 31, 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000. Comprehensive income (loss) for all periods presented is equivalent to net income (loss).

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At June 30, 2009, approximately 69% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. We do not believe the requirements under this statement will impact our financial condition or results of operations because they are consistent with our current practice.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

2.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Gross accounts receivable	$8,078	$9,606
Deferred revenue	(102)	(111)
Allowance for doubtful accounts	(17)	—

Accounts receivable, net	$7,959	$9,495

3.	Inventories, net

Inventories, net consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Finished goods	$3,791	$7,799
Work-in-process	2,494	3,097
Raw materials	290	365

Total inventories, net	$6,575	$11,261

4.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Accrued vacation	$1,332	$1,191
Accrued payroll taxes	192	192
Accrued incentive compensation	56	379
Other	598	733

Total accrued compensation	$2,178	$2,495

At December 31, 2008, accrued incentive compensation included $0.2 million for cash awards under the fiscal year 2008 incentive compensation program. These cash awards were paid in February 2009. See Note 8.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Accrued legal fees	$1,535	$640
Accrued non-cancelable inventory purchase obligations	874	624
Other	1,195	1,208

Total accrued expenses	$3,604	$2,472

At June 30, 2009 and December 31, 2008, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 7. The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. The accrued expenses are expected to be paid during the next twelve months.

6.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at June 30, 2009 and December 31, 2008 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2008, we had a net operating loss carryforward of approximately $176.5 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2021. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the second quarter and first half of 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the second quarter and first half of 2009 included the utilization of previously reserved net operating loss carryforwards and consisted of withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes.

In the second quarter and first half of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower alternative minimum tax rates and lower foreign tax rates. Income tax expense for the second quarter and first half of 2008 consisted of withholding taxes on certain cross border transactions, alternative minimum taxes and foreign income taxes.

7.	Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases at June 30, 2009 were as follows (in thousands):

Year Ending December 31,
2009	$600
2010	1,110
2011	1,010
2012	980
2013	983
Thereafter	4,811

Total future minimum lease payments	$9,494

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

Rent expense for the second quarter of 2009 and 2008 was $0.3 million and $0.4 million, respectively. Rent expense for both the first half of 2009 and 2008 was $0.7 million.

Purchase Commitments

As of July 20, 2009, we had approximately $9.9 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. At June 30, 2009, we were unaware of any such claims by any of our customers.

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

Audit Committee Investigation, Restatement, Derivative Litigation, and SEC Investigation

In June 2006, the Audit Committee of our Board of Directors self-initiated an independent investigation into our stock option granting practices covering the period from the date of our initial public offering on August 4, 2000 through June 2006. As a result of the findings of the Audit Committee’s investigation, on January 22, 2007, we restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 to record additional non-cash stock-based compensation expense and related tax liabilities related to certain mispriced stock option grants.

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

We voluntarily contacted the SEC in July 2006 regarding the Audit Committee’s independent investigation, and representatives of the Audit Committee met with the SEC in February 2007 and again in July 2007 to discuss the findings of

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

the Audit Committee’s investigation. We fully cooperated with the SEC in its investigation of these matters. On June 30, 2008, we announced that we had agreed to settle with the SEC, without admitting or denying the allegations in the SEC’s complaint, by consenting to the entry of a permanent injunction against future violations of the federal securities laws. We were not required to pay any civil penalty or other money damages as part of the settlement.

On June 30, 2008, the SEC filed suit against Douglas J. Bartek, our former Chairman and Chief Executive Officer, who resigned in June 2003, and Nancy A. Richardson, our former Chief Financial Officer and General Counsel, who resigned in March 2004, alleging various violations of the U.S. securities laws related to our historical stock option granting practices. The suit against Mr. Bartek and Ms. Richardson is still pending and attorneys for Mr. Bartek and Ms. Richardson are actively engaging in motion practice and conducting pre-trial discovery.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated financial statements, the defense of the derivative lawsuit and the SEC investigation. We continue to incur substantial legal expenses related to the SEC litigation against Mr. Bartek and Ms. Richardson. We have advanced substantial legal expenses to Mr. Bartek and Ms. Richardson pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have recognized expenses of approximately $7.8 million through June 30, 2009 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carrier, and currently have a receivable of $0.9 million at June 30, 2009 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, and our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses with any non-reimbursable amounts being covered solely by Microtune. Legal fees incurred responding to the myriad discovery requests and subpoenas of counsel to Mr. Bartek and Ms. Richardson are generally not reimbursable and these legal fees have been and will continue to be substantial.

Initial Public Offering Litigation

Starting on July 11, 2001, multiple securities fraud class action complaints were filed in the United States District Court for the Southern District of New York naming as defendants several investment banking firms that served as underwriters of our initial public offering, and in one instance, naming Microtune and several of our former officers. The complaints were brought purportedly on behalf of all persons who purchased our common stock from August 4, 2000 through December 6, 2000 and were consolidated into In re Initial Public Offering Securities Litigation (IPO cases), which includes hundreds of other lawsuits filed in the Southern District of New York, challenging over 300 other initial public offerings and secondary offerings conducted in 1998, 1999 and 2000. The consolidated complaint alleges liability on the grounds that the registration statement for our initial public offering did not disclose that (1) the underwriters had agreed to allow certain of their customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters, and (2) the underwriters had arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices to artificially inflate the market price of our shares.

On April 2, 2009, a new global settlement of the IPO cases was submitted to the district court for its approval. This settlement would not require Microtune or its affiliated defendants to pay any money. In June 2009, the court gave preliminary approval to the new global settlement. After notice is sent to the stockholders of the various issuers and any objections are considered, the court will consider on September 10, 2009 whether to give final approval to the global settlement. There can be no assurance, however, that the pending settlement proposal will be approved. If the approval of the settlement fails, we intend to continue to vigorously defend the lawsuit.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

8.	Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. At June 30, 2009, 52,403,122 rights were outstanding.

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

Share-Based Awards

During the second quarter of 2009, we granted our employees approximately 449,000 restricted stock unit (“RSU”) awards in conjunction with our annual review of all employee compensation. The RSU awards vest in May 2013. The grant date fair value of these RSU awards was $2.15 per share.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of revenue	$21	$10	$19	$15

Research and development	662	531	1,129	889
Selling, general and administrative	683	795	1,338	1,486

Total stock-based compensation expense included in operating expenses	$1,345	$1,326	$2,467	$2,375

Total stock-based compensation expense	$1,366	$1,336	$2,486	$2,390

At June 30, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $6.1 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

9.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income from foreign operations totaled $1.3 million and $0.3 million for the second quarter of 2009 and 2008, respectively. Net income (loss) from foreign operations totaled $(0.2) million and $1.2 million for the first half of 2009 and 2008, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Asia Pacific	$8,618	$11,337	$16,680	$22,926
North America	5,005	8,557	11,276	16,804
Europe	3,215	6,426	6,621	11,959
Other	734	292	890	386

Total	$17,572	$26,612	$35,467	$52,075

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(unaudited)

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

China (including Hong Kong)	31%	26%	27%	26%
Mexico	23%	26%	27%	25%
Czech Republic	11%	*	*	*
Germany	*	13%	*	13%

*	Less than 10% of total net revenue

The locations of property and equipment, net are summarized below (in thousands):

	June 30, 2009	December 31, 2008

North America	$3,053	$3,599
Europe	1,034	1,109
Asia Pacific	394	440

Total	$4,481	$5,148

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cisco	28%	28%	32%	28%
Unihan (1)(2)	15%	12%	15%	15%
Panasonic	14%	13%	12%	13%
Samsung	*	10%	*	10%
Ten largest customers	88%	87%	87%	86%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

10.	Subsequent Event

On July 10, 2009, Microtune entered into an agreement to acquire privately-held Auvitek for approximately $9 million in cash and stock and with a potential earn-out if certain performance targets are met, all subject to various standard closing conditions. Auvitek is a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based in Shanghai, China. The acquisition is expected to close in early third quarter of 2009. We evaluated subsequent events through July 23, 2009, the date our financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, our ability to complete the pending acquisition of Auvitek on the anticipated schedule, the successful integration of Auvitek’s operations and products and our ability to successfully address new markets where competition is intense.

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

Products targeting this market send and/or receive cable broadband signals. These products include tuners used in consumer premise equipment (CPE), including high-speed voice and data cable modems, digital cable set-top boxes and hybrid analog/digital cable set-top boxes; upconverter modules and chipsets used in headend modulators; and RF amplifiers used to send and receive signals between the cable headend and CPE. In some cases, the same tuners may be used to receive digital terrestrial signals. In this market, performance, the ability to support industry standards and overall solution cost are key factors in competing for design wins. Design cycles in the cable market range from a few months to more than one year.

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

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our ICs and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. The devices or applications that our customers produce include cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including HDTVs; PC/TV multimedia products; and mobile television receivers. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 9% and 8% of our net revenue from sales made to distributors in the second quarter of 2009 and 2008, respectively. We generated approximately 8% and 9% of our net revenue from sales made to distributors in the first half of 2009 and 2008, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials and wafer fabrication, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under SFAS No. 123(R) was insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. In 2009, we expect the average selling prices of our products to decrease at rates greater than experienced in recent periods. More significant decreases, should they occur, could have a material adverse effect on our gross margins, results of operations and financial condition.

•

Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including cash and stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. We record stock-based compensation expense in operating expenses in accordance with SFAS No. 123(R), which has resulted in a significant charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

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

ACQUISITION OF AUVITEK

On July 10, 2009, Microtune entered into an agreement to acquire privately-held Auvitek for approximately $9 million in cash and stock and with a potential earn-out if certain performance targets are met, all subject to various standard closing conditions. Auvitek is a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based in Shanghai, China. The acquisition is expected to close in the early third quarter of 2009.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenue	100%	100%	100%	100%
Cost of revenue	52	49	52	51

Gross margin	48	51	48	49
Operating expenses:
Research and development	40	24	39	24
Selling, general and administrative	33	21	32	22

Total operating expenses	73	45	71	46

Income (loss) from operations	(25)	6	(23)	3
Other income (expense)	2	1	2	2

Income (loss) before income taxes	(23)	7	(21)	5
Income tax expense	—	1	1	1

Net income (loss)	(23)%	6%	(22)%	4%

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net Revenue

The following table presents net revenue from each of our product types for the second quarter and first half of 2009 as compared to the second quarter and first half of 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Silicon	$14,162	$19,190	$(5,028)	(26)%	$28,759	$38,531	$(9,772)	(25)%
Modules	3,410	7,384	(3,974)	(54)	6,708	13,497	(6,789)	(50)
Other	—	38	(38)	(100)	—	47	(47)	(100)

Total	$17,572	$26,612	$(9,040)	(34)	$35,467	$52,075	$(16,608)	(32)

The decrease in net revenue in the second quarter of 2009 as compared to the second quarter of 2008 was primarily the result of decreased shipments of silicon tuner products for the cable market and module products for the automotive entertainment electronics market and to a lesser extent lower average selling prices of silicon tuner products for the cable market and module products for the automotive entertainment electronics market. Silicon tuner unit shipments decreased by approximately 22% in the second quarter of 2009 as compared to the second quarter of 2008, primarily relating to the cable market. Module unit shipments for the automotive entertainment electronics market decreased by approximately 47% in the second quarter of 2009 as compared to the second quarter of 2008, primarily relating to car television applications. We believe these decreased shipments were primarily driven by the challenging economic environment.

The decrease in net revenue in the first half of 2009 as compared to the first half of 2008 was primarily the result of decreased shipments of silicon tuner products for the cable market, module products for the automotive entertainment electronics market, silicon tuner products for the DTV market and to a lesser extent lower average selling prices of silicon tuner products for the cable market and module products for the automotive entertainment electronics market. Silicon tuner unit shipments decreased by approximately 22% in the first half of 2009 as compared to the first half of 2008, primarily relating to the cable and DTV markets. Module unit shipments for the automotive entertainment electronics market decreased by approximately 46% in the first half of 2009 as compared to the first half of 2008, primarily relating to car television applications. We believe these decreased shipments in all of our markets were primarily driven by the challenging economic environment.

We expect net revenue for Microtune on a stand-alone basis to decline significantly in 2009 as compared to 2008, primarily due to the impact of the macro-economic slowdown. We expect the Auvitek business to contribute less than five percent to Microtune’s total net revenue in 2009.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cisco	28%	28%	32%	28%
Unihan (1)(2)	15%	12%	15%	15%
Panasonic	14%	13%	12%	13%
Samsung	*	10%	*	10%
Ten largest customers	88%	87%	87%	86%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the second quarter and first half of 2009 as compared to the second quarter and first half of 2008 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	2008	Change		% Change	2009	2008	Change		% Change
Cost of revenue	$9,108	$13,133	$(4,025)		(31)%	$18,572	$26,355	$(7,783)		(30)%
Gross margin	8,464	13,479	(5,015)		(37)	16,895	25,720	(8,825)		(34)
Gross margin %	48.2%	50.7%	(2.5	)pts.		47.6%	49.4%	(1.8	)pts.

Gross margin decreased in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to an approximate $9.0 million decrease in net revenue and a 250 basis point decrease in gross margin percentage. Gross margin decreased in the first half of 2009 as compared to the first half of 2008 primarily due to an approximate $16.6 million decrease in net revenue and a 180 basis point decrease in gross margin percentage. Gross margin percentage in the second quarter and first half of 2009 as compared to the second quarter and first half of 2008 was negatively impacted by an increase in the inventory valuation allowance, particularly for cable set-top box silicon products and car television module products and lower average selling prices of module products for the automotive entertainment electronics market, partially offset by an increase in gross margin percentage for the cable modem market segment and a decrease in net revenue for the automotive entertainment electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets.

We expect our gross margin percentage for the year 2009, excluding the impact of the Auvitek business, to be slightly lower than the percentage for the year 2008 and to fall within the range of 48% to 49%, although the gross margin percentage for any particular quarter may fall outside of our target range.

Our cost of revenue for the second quarter and first half of 2009 and 2008 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.2 million for both the second quarter of 2009 and 2008. The total value of these inventories was $0.4 million and $0.5 million for the first half of 2009 and 2008, respectively. The net impact of changes in the inventory valuation allowance for the second quarter of 2009 and 2008 was a charge (benefit) of $0.3 million and $(0.3) million, respectively. The net impact of changes in the inventory valuation allowance for the first half of 2009 and 2008 was a charge (benefit) of $1.2 million and $(0.3) million, respectively.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of revenue	$21	$10	$19	$15

Research and development	662	531	1,129	889
Selling, general and administrative	683	795	1,338	1,486

Total stock-based compensation expense included in operating expenses	$1,345	$1,326	$2,467	$2,375

Total stock-based compensation expense	$1,366	$1,336	$2,486	$2,390

Operating Expenses

The following table presents operating expenses for the second quarter and first half of 2009 as compared to second quarter and first half of 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change

Research and development	$7,114	$6,419	$695	11%	$13,713	$12,436	$1,277	10%
Selling, general and administrative	5,751	5,514	237	4	11,436	11,473	(37)	0

Total	$12,865	$11,933	$932	8	$25,149	$23,909	$1,240	5

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses, engineering software, prototype materials, lab supplies and training. To date, we have expensed all of our research and development costs in the period incurred as our process for developing our products has been essentially completed concurrently with the establishment of technological feasibility. Research and development efforts currently are focused primarily on the development of our next generation of products and designing more highly-integrated products that leverage next-generation technology.

The increase in research and development expenses in the second quarter of 2009 as compared to the second quarter of 2008 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 8%, an increase in prototyping expenses for silicon development projects, an increase in expenditures to design our silicon products, primarily license and maintenance fees for engineering software and an increase in stock-based compensation, partially offset by a decrease in incentive compensation charges due to the absence of a bonus program in 2009 as compared to the expense of the 2008 Bonus Program. Stock-based compensation expense related to research and development was $0.7 million and $0.5 million in the second quarter of 2009 and 2008, respectively.

The increase in research and development expenses in the first half of 2009 as compared to the first half of 2008 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 5%, an increase in expenditures to design our silicon products, primarily license and maintenance fees for engineering software, the effects of a benefit of $0.3 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006 recognized during the first half of 2008, an increase in prototyping expenses for silicon development projects and an increase in stock-based compensation expense, partially offset by a decrease in incentive compensation charges due to the absence of a bonus program in 2009 as compared to the expense of the 2008 Bonus Program. Stock-based compensation expense related to research and development was $1.1 million and $0.9 million in the first half of 2009 and 2008, respectively.

We expect research and development expenses to increase in 2009 between 5% and 10% as compared to 2008 due to the full year impact of expenses that increased throughout 2008 and minor incremental spending in 2009, excluding the impact of the Auvitek business.

We remain committed to significant research and development efforts to support our technology leadership in the markets in which we operate. Currently, we hold 83 issued United States utility patents and have 29 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The increase in selling, general and administrative expenses in the second quarter of 2009 as compared to the second quarter of 2008 was due to an increase in professional fees expensed in connection with the SEC litigation against two of our former officers and professional fees associated with acquisition activities, partially offset by a decrease in incentive compensation charges due to the absence of a bonus program in 2009 as compared to the expense of the 2008 Bonus Program. The results in the second quarter of 2009 included net charges of $0.4 million related to professional fees of our legal firms expensed, and for which reimbursement is doubtful, in connection with the SEC litigation against two of our former officers and excluded $0.9 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter. See Part II., Item 1. “Legal Proceedings.” Professional fees incurred in the second quarter of 2009 associated with acquisition activities were $0.6 million.

The decrease in selling, general and administrative expenses in the first half of 2009 as compared to the first half of 2008 was primarily due to a decrease in incentive compensation charges related to the 2008 Bonus Program compared to the fiscal year 2007 Bonus Program, partially offset by an increase in professional fees expensed in connection with the SEC litigation against two of our former officers. The results in the first half of 2009 included net charges of $1.0 million related to professional fees of our legal firms expensed, and for which reimbursement is doubtful, in connection with the SEC litigation against two of our former officers and excluded $0.9 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter.

We are currently unable to estimate selling, general and administrative expenses in 2009 due to the difficulty of predicting potential future legal fees related to the ongoing SEC litigation against two of our former officers.

Other Income and Expense

Other income consists primarily of interest income from our cash and short-term investment balances, net foreign currency gains and other non-operating income.

The following table presents a comparison of other income for the second quarter and first half of 2009 and 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change

Interest income	$361	$383	$(22)	(6)%	$779	$909	$(130)	(14)%
Foreign currency gains (losses), net	76	(65)	141	217	(138)	75	(213)	(284)
Other, net	7	7	—	—	47	9	38	422

Total	$444	$325	$119	37	$688	$993	$(305)	(31)

The decrease in interest income in the second quarter and first half of 2009 as compared to the second quarter and first half of 2008 was primarily the result of significantly lower average rates of return on our cash and investment balances. We expect interest income in 2009 to be lower than 2008 levels due to lower rates of return on short-term, high quality investment alternatives. We also expect interest income in the second half of 2009 to be significantly lower compared to the first half of 2009 due to lower expected average rates of return on new investments made after our short-term investments matured during the second and third quarters of 2009.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the second quarter and first half of 2009 and 2008 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	2008	Change		% Change	2009	2008	Change		% Change

Income tax expense	$83	$145	$(62)		(43)%	$131	$426	$(295)		(69)%
Effective tax rate	2.1%	7.7%	(5.6	)pts.		1.7%	15.2%	(13.5	)pts.

In the second quarter and first half of 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the second quarter and first half of 2009 included the utilization of previously reserved net operating loss carryforwards and consisted of withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes.

In the second quarter and first half of 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower alternative minimum tax rates and lower foreign tax rates. Income tax expense for the second quarter and first half of 2008 consisted of withholding taxes on certain cross border transactions, alternative minimum taxes and foreign income taxes.

Net Income (Loss)

The following table presents a comparison of our net income (loss) for the second quarter and first half of 2009 and 2008 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	2008	Change		% Change	2009	2008	Change		% Change
Net income (loss)	$(4,040)	$1,726	$(5,766)		(334)%	$(7,697)	$2,378	$(10,075)		(424)%
Percent of net revenue	(23.0)%	6.5%	(29.5	)pts.		(21.7)%	4.6%	(26.3	)pts.

The increase in net loss in the second quarter of 2009 as compared to net income in the second quarter of 2008 was primarily the result of a decrease in net revenue, which resulted in a decrease of $5.0 million in gross margin, a decrease in gross margin percentage, an increase in research and development expense, an increase in selling, general and administrative expense, partially offset by an increase in foreign currency gains, as described above.

The increase in net loss in the first half of 2009 as compared to net income in the first half of 2008 was primarily the result of a decrease in net revenue, which resulted in a decrease of $8.8 million in gross margin, a decrease in gross margin percentage, an increase in research and development expense, an increase in foreign currency losses and a decrease in interest income, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $357.6 million at June 30, 2009. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will resume revenue growth or profitability in the future.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first half of 2009 and 2008 and at June 30, 2009 and December 31, 2008, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Six Months Ended June 30,
	2009	2008	Change	% Change
Operating cash flows	$3,875	$(103)	$3,978	3,862%
Investing cash flows	(10,272)	(1,718)	(8,554)	(498)
Financing cash flows	489	(2,999)	3,488	116

Capital expenditures	514	1,718	(1,204)	(70)

Days sales outstanding in accounts receivable	40	46	(6)	(13)
Inventory turns (annualized)	5.6	4.9	0.7	14

	June 30, 2009	December 31, 2008	Change	% Change
Cash and cash equivalents	$40,175	$46,097	$(5,922)	(13)%
Short-term investments	49,758	40,000	9,758	24

Total	$89,933	$86,097	$3,836	4

Accounts receivable, net	$7,959	$9,495	$(1,536)	(16)%
Inventories	6,575	11,261	(4,686)	(42)
Working capital	98,597	102,015	(3,418)	(3)

In the first half of 2009, the increase in cash provided by operating activities resulted primarily from working capital changes in accounts receivable due to the timing of cash receipts and decreased net revenue, working capital changes in inventory and accounts payable due to decreased inventory purchases, working capital changes in accrued compensation due to a decrease in the payment of amounts earned under the fiscal year 2008 Bonus Program compared to a similar program in 2007 and $4.7 million in reimbursements received from our directors’ and officers’ liability insurance carrier for professional fees incurred by two of our former officers who are involved in litigation with the SEC, partially offset by a decrease in cash operating results. See Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements. Cash operating results decreased in the first half of 2009 as compared to the first half of 2008 due to a decrease in net revenue, a decrease in interest income and an increase in research and development expenses, as described above.

In the first half of 2009, our primary use of cash from investing activities was the purchase of certificates of deposit. In the first half of 2008, our primary use of cash from investing activities was the purchase of equipment related to testing and evaluation of our products.

In the first half of 2009, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program. In the first half of 2008, our primary use of cash from financing activities was the repurchase of our common stock and the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation under the 2007 Program, partially offset by cash provided from shares purchased under our employee stock purchase program and the exercise of employee stock options.

Our cash and cash equivalents consisted of bank deposits and money market funds. Our short-term investments consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). The certificates of deposit have contractual maturities ranging from six months to one year and mature on various dates during the third and fourth quarters of 2009 and during the second quarter of 2010. We currently have no long-term debt.

We expect our operating expenses to remain flat or increase slightly in the foreseeable future, excluding the impact of the Auvitek business. We also expect less significant increases in capital expenditures. As a result, our net cash flows will depend heavily on our level of future revenue and our ability to manage expenses.

See Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information set forth under the heading Legal Proceedings in Note 7, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our 2008 10-K, except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and therefore should be read in conjunction with the risk factors and other information disclosed in our 2008 10-K.

Our business could be materially and adversely affected by our acquisition activities, including the recently announced acquisition of Auvitek, and the related disruption and expense caused by any unsuccessful integration efforts relating to acquired businesses; technologies; product lines or services.

As part of our business strategy, we review and may pursue potential acquisitions that could complement our current product offerings, increase the size of existing market opportunities or add new market opportunities, complement our technical capabilities, or that would otherwise provide growth opportunities. In addition to the recently announced acquisition of Auvitek, we may make other strategic acquisitions or investments or enter into joint ventures or strategic alliances with other companies in the future, which may entail many risks and uncertainties. Specific examples of risks that could relate to such transactions include:

•

risks that any acquisition will fail to meet its financial and strategic objectives and we will have to write off the carrying value of the acquisition, which would have a material adverse effect on our reported financial results;

•	risks that we will be unable to successfully integrate the acquired company’s personnel and businesses;

•	risks that we will be unable to realize anticipated synergies, economies of scale or other value associated with the transactions;

•	risks that we will not be able to penetrate new markets or opportunities associated with newly acquired businesses, including, the Chinese DTV market;

•	risks that better than anticipated financial performance of any acquired business may trigger increased earn-out payments, which may negatively impact our near-term financial results;

•	risks related to acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operations;

•	risks that such transactions will divert management’s time and attention and disrupt our ongoing business;

•	risks that we will be unable to retain key technical and managerial personnel of the acquired company;

•	risks that we will be unsuccessful in our attempts to motivate any acquired workforce, in spite of committed financial incentives, resulting in performance below our expectations;

•	risks that our technical, business, financial and legal diligence efforts will not identify all potential issues or unknown liabilities;

•

risks that we will be unable to establish and maintain uniform standards controls, procedures and policies, including those affecting our ability to successfully comply with the internal control provisions of the Sarbanes-Oxley Act;

•	risks related to unanticipated costs, capital expenditures or working capital requirements and the assumption of unknown liabilities or other unanticipated events or circumstances;

•	risks that the acquired company’s customers will not desire to conduct business with us;

•	risks related to strained relationships with employees, suppliers and customers resulting from the integration of new personnel;

•	risks related to strained relationships with strategic partners who may compete with the acquired company; and

•	risk that investor reaction to any announced acquisition could be negative and consequently cause our stock price to decline.

We are dependent on our former D&O insurance carriers for the reimbursement of certain ongoing and substantial legal expenses incurred by certain former officers of the Company who are involved in litigation with the SEC related to its investigation into our historical stock option granting practices. Should our underwriters stop paying our claims for these expenses, or should we exhaust the policy limits, our financial results could be materially and adversely affected.

We have made reimbursement claims under our 2006-2007 D&O insurance policy for certain legal expenses incurred by certain former officers of the company. Through June 30, 2009, we have been reimbursed approximately $6.4 million. We expect to continue to seek reimbursement from our underwriters in the future for certain ongoing and substantial legal expenses. Claims for reimbursement against the policy, including those for which payment has been received, remain open to future review by our underwriters. Should any such future reviews determine that reimbursement was not warranted, we may be forced to refund certain payments and we may not be able to recover such amounts from the defendant officers, which could materially and adversely affect our financial results.

The total value of our policy is $20 million, with a $10 million primary layer and two $5 million excess layers. The primary layer underwriter is AIU Holdings (formerly American International Group). To the extent we continue to seek reimbursement under our D&O insurance policy for certain legal expenses, we may exhaust the primary layer of coverage, which would force us to seek reimbursement from the underwriters of the excess layers. We are unable to predict whether the underwriters of the excess layers will reimburse the same type of expenses and at the same levels experienced with our primary layer underwriter. To the extent that reimbursement practices change in an unfavorable fashion, our financial results could be materially and adversely affected. In addition, to the extent that we continue to experience significant ongoing expenses, we may exhaust the overall $20 million policy potentially forcing us to fully absorb future expenses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to our purchases of our common stock during the second quarter of 2009:

2009 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	—	—	—	—
May 1—May 31 Employee transactions (1)	256	$2.15	—	N/A
June 1—June 30	—	—	—	—

Total	256	$2.15	—	N/A

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 24, 2009, we held our Annual Meeting of Stockholders (Annual Meeting). There were 43,552,296 shares represented in person or by valid proxies, constituting 83.6% of the 52,082,021 shares outstanding on the record date of March 2, 2009. The stockholders approved all five of the proposals submitted by us for consideration at the Annual Meeting. The description of the results of the Annual Meeting previously reported in our Current Report on Form 8-K filed on April 27, 2009 is incorporated herein by reference.

ITEM 6.	EXHIBITS.

Exhibit Number
2.1 (1)	Agreement and Plan of Merger, dated July 10, 2009, by and among Microtune, Inc., Arrow Acquisition Ltd., Auvitek International Ltd. and the Shareholders Representative.

3.1 (2)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (3)	Amended and Restated Bylaws, as amended July 23, 2008.

10.1(4)	Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.2(4)	Amended and Restated Microtune, Inc. 2000 Director Stock Plan.

10.3(4)	Amended and Restated Microtune, Inc. 2000 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 10, 2009.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
(4)	Incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2009.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: July 23, 2009