Form 10-Q
period 2009-09-30
MICROTUNE INC
filed 2009-10-30
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 23, 2009, there were approximately 53,457,321 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

MICROTUNE, INC.

FORM 10-Q

September 30, 2009

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$30,711	$46,097
Short-term investments	50,000	40,000
Accounts receivable, net	8,247	9,495
Inventories, net	5,560	11,261
Other current assets	6,368	4,469

Total current assets	100,886	111,322
Property and equipment, net	4,708	5,148
Goodwill and intangible assets, net	8,379	—
Other assets and deferred charges	1,089	2,025

Total assets	$115,062	$118,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,920	$3,985
Accrued compensation	2,582	2,495
Accrued expenses	3,148	2,472
Deferred revenue	23	355

Total current liabilities	11,673	9,307
Non-current liabilities	226	203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 53,429 and 52,049, respectively	53	52
Additional paid-in capital	466,042	459,790
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(361,944)	(349,869)

Total stockholders’ equity	103,163	108,985

Total liabilities and stockholders’ equity	$115,062	$118,495

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$17,997	$31,928	$53,464	$84,003
Cost of revenue	8,466	16,477	27,038	42,832

Gross margin	9,531	15,451	26,426	41,171
Operating expenses:
Research and development	7,430	6,980	21,143	19,416
Selling, general and administrative	6,658	5,382	18,094	16,855

Total operating expenses	14,088	12,362	39,237	36,271

Income (loss) from operations	(4,557)	3,089	(12,811)	4,900
Other income (expense):
Interest income	283	465	1,062	1,374
Foreign currency gains (losses), net	37	(271)	(101)	(196)
Other, net	(14)	4	33	13

Income (loss) before income taxes	(4,251)	3,287	(11,817)	6,091
Income tax expense	127	112	258	538

Net income (loss)	$(4,378)	$3,175	$(12,075)	$5,553

Net income (loss) per common share:
Basic	$(0.08)	$0.06	$(0.23)	$0.10

Diluted	$(0.08)	$0.06	$(0.23)	$0.10

Weighted-average common shares outstanding:
Basic	53,094	53,372	52,685	53,822

Diluted	53,094	54,425	52,685	55,541

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$(12,075)	$5,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,355	1,452
Amortization of intangibles	35	—
Allowance for uncollectible debt	1	—
Stock-based compensation	3,710	3,631
Loss on disposal of assets	10	13
Foreign currency loss	127	166
Changes in operating assets and liabilities, excluding the effects of acquisition:
Accounts receivable, net	1,239	(7,087)
Inventories, net	5,808	932
Other assets	(17)	(842)
Accounts payable	1,849	1,600
Accrued expenses	(165)	(624)
Accrued compensation	(121)	(2,180)
Deferred revenue	(323)	(9)
Other liabilities	23	6

Net cash provided by operating activities	1,456	2,611
Investing activities:
Purchases of property and equipment	(479)	(2,347)
Acquisition of Auvitek International Ltd., net of cash acquired	(6,854)	—
Proceeds from maturity of certificates of deposit	50,000	—
Purchase of certificates of deposit	(60,000)	—

Net cash used in investing activities	(17,333)	(2,347)
Financing activities:
Proceeds from issuance of common stock	541	981
Surrender of common stock by employees for payroll taxes	(33)	(277)
Repurchase and retirement of common stock, including direct expenses	—	(6,077)

Net cash provided by (used in) financing activities	508	(5,373)
Effect of foreign currency exchange rate changes on cash	(17)	(215)

Net decrease in cash and cash equivalents	(15,386)	(5,324)
Cash and cash equivalents at beginning of period	46,097	87,537

Cash and cash equivalents at end of period	$30,711	$82,213

Non-cash investing and financing activities:
Investment in enterprise software and equipment	$(58)	$(387)
Issuance of common stock to acquire Auvitek International Ltd.	(2,060)	—

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. (Microtune) began operations in August 1996. We design and market receiver solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. These solutions include radio frequency (RF) integrated circuits (ICs), digital signal processing ICs and subsystem module solutions. Our product portfolio consists of tuners, amplifiers, upconverters, demodulators and receivers, which permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable or target various consumer electronics, broadband communications and automotive entertainment electronics applications and devices, including cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including high-definition televisions (HDTV); analog-to-digital converter boxes; and personal computer television (PC/TV) multimedia products. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices, subsystems and applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets.

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

General

The accompanying unaudited consolidated financial statements as of and for the third quarter and first three quarters of 2009 and 2008 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of and for the third quarter and first three quarters of 2009 and 2008 have been made. Results of operations for the third quarter and first three quarters of 2009 and 2008 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Codification of GAAP

On July 1, 2009, the Financial Accounting Standards Board (FASB) launched its new Accounting Standards Codification (ASC). On this date, the ASC became the single official source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC. All other non-grandfathered non-SEC accounting literature not included in the ASC is non-authoritative. We have updated all our prior authoritative GAAP references with the new ASC references.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: worldwide macroeconomic downturn, dependence on the worldwide cable, automotive entertainment electronics and DTV markets characterized by intense competition and rapidly changing technology, dependence on a few significant customers, third-party manufacturers and subcontractors, third-party distributors in certain markets, partners when we go to market with a joint solution, the successful development and marketing of new products in new and existing markets, the successful integration of the Auvitek International Ltd. (Auvitek) operations and products, seasonality in the demand for consumer products into which our products are incorporated and the success of our recently announced cost reduction efforts. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See Part II, Item 1A. “Risk Factors” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Amounts in the Consolidated Statements of Cash Flows for the first three quarters of 2008 have been reclassified to conform to current year presentation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectibility of accounts receivable and indemnification assets, the valuation of deferred tax assets, contingent liabilities, liabilities for uncertain tax positions, liabilities for potential incentive compensation and other amounts. We also use estimates, judgments and assumptions to determine the impairment of investments and intangible assets, including goodwill, and the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the consolidated financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our consolidated financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At September 30, 2009 and December 31, 2008, our short-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The certificates of deposit have contractual maturities ranging from six months to one year and will mature on various dates during the fourth quarter of 2009 and during the second quarter of 2010. We held $50.0 million and $40.0 million in short-term investments at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, we held no long-term investments.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the third quarter and first three quarters of 2009 and 2008 were insignificant. Allowance for doubtful accounts recorded at September 30, 2009 was insignificant. No allowance for doubtful accounts was recorded at December 31, 2008.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances and accrued noncancelable inventory purchase obligations for the third quarter of 2009 and 2008 was a benefit to cost of revenue of $0.1 million and $0.3 million, respectively. The net impact of changes in the inventory valuation allowances and accrued noncancelable inventory purchase obligations for the first three quarters of 2009 and 2008 was a charge (benefit) to cost of revenue of $1.0 million and $(0.5) million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets and Goodwill

Our intangible assets, which consist of developed technology, in-process research and development and goodwill, have been recorded as the result of our acquisition of Auvitek. See Note 2. Developed technology is being amortized on the straight-line basis over 6.4 years. In-process research and development will begin amortization after reaching technological feasibility and will be amortized over its useful life. Goodwill is the result of the difference between the aggregate consideration paid for Auvitek and the fair value of the net tangible and identifiable intangible assets acquired.

Impairment of Long-lived Assets

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of goodwill on an annual basis or whenever indicators of impairment exist. Our evaluation is based upon a comparison of the estimated fair value of our business to our net book value. We evaluate the recoverability of other long-lived assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or asset group. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment,

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2009, there were no products shipped for which revenue was deferred due to the uncertainty of collection. At December 31, 2008, the sales value of products shipped for which revenue was deferred due to the uncertainty of collection was insignificant.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the third quarter of 2009, net revenue recognized upon the receipt of payment was insignificant. In the first three quarters of 2009, net revenue recognized upon the receipt of payment was $0.1 million. In the third quarter and first three quarters of 2008, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our consolidated financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. No revenue was deferred as a result of customer prepayments at September 30, 2009. Deferred revenue as a result of customer prepayments was $0.2 million at December 31, 2008.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At September 30, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant. At December 31, 2008, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was $0.2 million.

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

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. At September 30, 2009, there were no accrued warranty costs. At December 31, 2008, accrued warranty costs were insignificant.

Foreign Currency Translation

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses) were insignificant in the third quarter of 2009. Net foreign currency gains (losses) were $(0.3) million during the third quarter of 2008. Net foreign currency gains (losses) were $(0.1) million and $(0.2) million during the first three quarters of 2009 and 2008, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at September 30, 2009 and December 31, 2008. Uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2008	$113
Tax positions assumed in acquisition of Auvitek	756
Tax positions taken prior to 2009	(29)

Balance at September 30, 2009	$840

At September 30, 2009, the uncertain income tax positions were related to transfer pricing adjustments with foreign subsidiaries acquired with Auvitek and foreign withholding taxes on certain cross-border transactions. See Note 2 and Note 7. Uncertain income tax positions could materially change within the next twelve months, depending on the resolution of transfer pricing adjustments discussed above.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. Interest and penalties of $0.2 million were accrued at September 30, 2009 related to uncertain income tax positions assumed in the acquisition of Auvitek. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2008.

In conjunction with the purchase price allocation for the acquisition of Auvitek, we recorded an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify Microtune for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 2. At September 30, 2009, the indemnification asset was $0.7 million.

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2004 through 2009 remain open to examination by the major taxing jurisdictions in which we operate.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the third quarter and first three quarters of 2009.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Our computation of income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(4,378)	$3,175	$(12,075)	$5,553

Weighted average common shares outstanding	53,094	53,372	52,685	53,822
Weighted average dilutive potential common shares:
Stock options	—	1,005	—	1,624
Restricted stock units	—	34	—	95
Employee stock purchase plan	—	14	—	—

Weighted average common and dilutive potential common shares	53,094	54,425	52,685	55,541

Basic income (loss) per common share	$(0.08)	$0.06	$(0.23)	$0.10

Diluted income (loss) per common share	$(0.08)	$0.06	$(0.23)	$0.10

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	10,757	7,502	10,757	6,982
Restricted stock units	1,438	664	1,438	213
Employee stock purchase plan	275	—	275	139

Total anti-dilutive securities excluded	12,470	8,166	12,470	7,334

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation, (prior authoritative literature: Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment) and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under ASC 718 for the third quarter of 2009 and 2008 was $1.2 million and $1.2 million, respectively, and $3.7 million and $3.6 million for the first three quarters of 2009 and 2008, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 10.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at September 30, 2009 and December 31, 2008.

Comprehensive Income

ASC Topic 220, Comprehensive Income, (prior authoritative literature: SFAS No. 130, Reporting Comprehensive Income) establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at September 30, 2009 and December 31, 2008 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000. Comprehensive income (loss) for all periods presented is equivalent to net income (loss).

Risk Concentrations

Financial instruments that potentially expose Microtune to concentrations of credit risk consist primarily of trade accounts receivable. At September 30, 2009, approximately 55% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectibility of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

We depend on third-party foundries, primarily IBM, Jazz Semiconductor (a Tower Group Company), TSMC and X-FAB, and third-party assembly and test firms, primarily ASE, Amkor and SPIL, to manufacture all of our ICs. We do not have long-term supply agreements with our foundries but obtain ICs on a purchase order basis. The inability of a third-party foundry to continue manufacturing our ICs would have a material adverse effect on our operations. Our ICs are primarily manufactured in the United States, South Korea, Taiwan, China and the Philippines.

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

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted against us in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 9. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material adverse effect on our results of operations and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 9.

Recent Accounting Pronouncements

ASC Topic 805, Business Combinations, (prior authoritative literature: Statement No. 141(R), Business Combinations (SFAS No. 141(R)) issued by the FASB in December 2007 and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51) changes the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. ASC 805 is effective for

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The requirements under this standard were applied to the acquisition of Auvitek. See Note 2.

ASC Topic 855, Subsequent Events, (prior authoritative literature: SFAS No. 165, Subsequent Events issued by the FASB in May 2009) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The requirements under this standard did not impact our financial condition or results of operations because they are consistent with our current practice.

2.	Acquisition of Auvitek International Ltd.

On July 31, 2009, Microtune completed the acquisition of Auvitek pursuant to the terms of the Agreement and Plan of Merger (Merger Agreement) dated as of July 10, 2009. Auvitek is a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based in Shanghai, China. The acquisition of Auvitek will allow Microtune to develop highly-integrated RF-to-digital solutions targeting the worldwide integrated DTV market, provide customers with more complete solutions and accelerate penetration into the China DTV market. The results of operations for Auvitek are included in our consolidated statements of operations beginning August 1, 2009.

Pursuant to the Merger Agreement, Microtune acquired all of the outstanding capital stock of Auvitek. The merger consideration consisted of (i) cash payments totaling $7,026,687, (ii) the issuance of 1,000,000 shares of Microtune common stock and (iii) an earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010. The cash payment total may be adjusted based on the final closing balance sheet of Auvitek. In addition to the above described merger consideration, retention arrangements have been established for the benefit of certain Auvitek employees, which will be recognized as expense over the requisite service period, and a second earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010 (using the same performance metrics as the earn-out payment for the former holders of Auvitek capital stock). Prior to entering into the Merger Agreement, there were no material relationships between Auvitek and Microtune. The Merger Agreement, the merger and related matters were approved by the boards of directors of each company.

The following presents the consideration paid by Microtune for Auvitek (in thousands):

Cash consideration paid	$7,027
Stock consideration based on issuance of 1,000,000 shares of Microtune common stock at a price of $2.06 per share	2,060

Total purchase price	$9,087

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on our preliminary estimates of fair value as of the acquisition date of July 31, 2009. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Based upon a preliminary valuation, the purchase price for this transaction was allocated as follows (in thousands):

Current assets	$1,275
Non-current assets	644
Intangible assets	2,890
Goodwill	5,524

Total assets acquired	10,333
Current liabilities assumed	(1,246)

Net assets acquired	$9,087

The purchase price allocated to current assets based on our preliminary estimates included an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify Microtune for the outcome of potential contingent liabilities relating to uncertain tax positions. The indemnification asset was measured on the same basis as the liability for uncertain tax positions. Uncertain tax positions of $0.8 million were included in the purchase price allocated to current liabilities based on our preliminary estimates and was measured in accordance with ASC Topic 740 (prior authoritative literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48)). An escrow fund of $1,000,000 was established for indemnification obligations, subject to a minimum threshold of $100,000 and a deductible of $100,000 on tax matters, as defined, with unreleased funds to be distributed 24 months after the acquisition date of July 31, 2009. An additional escrow fund of $100,000 was established for working capital adjustments, excluding contingent tax liabilities, as defined, with unreleased funds to be distributed 95 days after the acquisition date of July 31, 2009.

Fair values assigned to customer relationships, which represent the value of underlying relationships and agreements with customers, and trade names, which represent the value of marketing-related acquired assets, were insignificant based on our preliminary estimates and not included in the preliminary purchase price allocation.

We determined the earn-out payments that are based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010 are not probable based on our preliminary estimates. As such, the fair value assigned to the earn-out payments was insignificant and not included in the preliminary purchase price allocation. In accordance with ASC Topic 805, subsequent changes in the fair value of the earn-out payments will be recorded as an expense in our consolidated statement of operations.

For tax purposes, no goodwill is expected to be deductible.

The portion of the purchase price allocated to intangible assets based on our preliminary estimates consisted of the following (in thousands):

Developed technology	$1,330
In-process research and development	1,560

Intangible assets	$2,890

Developed technology will be amortized over 6.4 years on a straight-line basis. In-process research and development will be amortized over its useful life after reaching technological feasibility. If technological feasibility of the related projects is not achieved, a portion or all of the in-process research and development could be expensed in future periods, which could have a material impact on our results of operations. No amounts were written-off for in-process research and development as part of the preliminary purchase price allocation.

The preliminary purchase price allocation for the acquisition of Auvitek was based on a preliminary valuation and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and liabilities for uncertain income tax positions.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

The following unaudited condensed financial information of Auvitek since the date of the acquisition of July 31, 2009 was included in our consolidated results of operations for the third quarter of 2009 (in thousands):

Net revenue	$392
Net loss	(1,327)

Certain expenses included in cost of sales and other income and expense were not included in determining the above unaudited condensed financial information as it is impracticable to separate amounts related solely to Auvitek from our consolidated financial results due to the integration of certain Auvitek functions during the third quarter of 2009.

The following unaudited pro forma condensed financial information assumes that the acquisition of Auvitek was accounted for using the acquisition method of accounting for business combinations in accordance with ASC Topic 805 and represents a pro forma presentation based upon available information of the combining companies giving effect to the acquisition transaction as if it had occurred on January 1, 2008, the first date of fiscal 2008, with adjustments for amortization expense of intangible assets, depreciation expense for the fair value of property and equipment above its book value, stock-based compensation expense for restricted stock units granted to certain Auvitek employees, compensation expense on cash retention payments to certain Auvitek employees, professional fees associated with the acquisition, interest expense associated with debt of Auvitek and income tax expense (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net revenue	$54,353	$87,822
Net income (loss)	(14,698)	976

Net income (loss) per common share:
Basic	$(0.27)	$0.02
Diluted	$(0.27)	$0.02

Weighted-average common shares outstanding:
Basic	53,463	54,822
Diluted	53,463	56,541

The unaudited pro forma condensed financial information is based on the assumptions and adjustments which give effect to events that are: (i) directly attributable to the acquisition transaction; (ii) expected to have a continuing impact; and (iii) factually supportable. The unaudited pro forma condensed financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated as of the dates indicated or of the results that may be obtained in the future.

3.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Gross accounts receivable	$8,248	$9,606
Deferred revenue	—	(111)
Allowance for doubtful accounts	(1)	—

Accounts receivable, net	$8,247	$9,495

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

4.	Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$3,052	$7,799
Work-in-process	2,331	3,097
Raw materials	177	365

Total inventories, net	$5,560	$11,261

5.	Goodwill and Intangible Assets, net

Goodwill and intangible assets, net consisted of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	September 30, 2009		December 31, 2008
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.
Goodwill	—	$5,524	$—	$—	$—
In-process research and development	—	1,560	—	—	—
Developed technology	6.3	1,330	(35)	—	—

Total intangible assets, net		$8,414	$(35)	$—	$—

Amortization expense was insignificant for the third quarter and first three quarters of 2009. No amortization expense was recorded for the third quarter and first three quarters of 2008.

The following table sets forth the estimated future amortization of intangible assets (in thousands):

Year Ending December 31,
2009	$52
2010	207
2011	207
2012	207
2013	207
Thereafter	415

Total future amortization	$1,295

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

6.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued vacation	$1,299	$1,191
Other	1,283	1,304

Total accrued compensation	$2,582	$2,495

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued income taxes	$920	$236
Accrued legal fees	693	640
Accrued non-cancelable inventory purchase obligations	286	624
Other	1,249	972

Total accrued expenses	$3,148	$2,472

At September 30, 2009, accrued income taxes primarily related to uncertain tax positions described above. See Note 1. At September 30, 2009 and December 31, 2008, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 9. The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. Accrued expenses, except for accrued income taxes, are expected to be paid during the next twelve months. Accrued income taxes could materially change within the next twelve months, depending on the resolution of transfer pricing adjustments discussed above. See Note 1.

8.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at September 30, 2009 and December 31, 2008 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2008, we had a net operating loss carryforward of approximately $173.9 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2021. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the third quarter and first three quarters of 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the third quarter and first three quarters of 2009 included the utilization of previously reserved net operating loss carryforwards and consisted of withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

9.	Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. In addition, we lease a research and development facility in Shanghai, China under an operating lease with a two year term, which began in September 2009. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases at September 30, 2009 were as follows (in thousands):

Year Ending December 31,
2009	$460
2010	1,736
2011	1,495
2012	1,140
2013	1,001
Thereafter	4,976

Total future minimum lease payments	$10,808

Rent expense for the third quarter of 2009 and 2008 was $0.5 million and $0.4 million, respectively. Rent expense for the first three quarters of 2009 and 2008 was $1.2 million and $1.1 million, respectively.

Purchase Commitments

As of October 23, 2009, we had approximately $9.1 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. At September 30, 2009, we were unaware of any significant claims by any of our customers.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

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

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated consolidated financial statements, the defense of the related derivative lawsuit and the SEC investigation. We continue to incur substantial legal expenses related to the SEC litigation against Mr. Bartek and Ms. Richardson. We have advanced substantial legal expenses to Mr. Bartek and Ms. Richardson pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have recognized expenses of approximately $8.0 million through September 30, 2009 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carrier, and currently have a receivable of $2.4 million at September 30, 2009 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, and our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses with any non-reimbursable amounts being covered solely by Microtune. Legal fees incurred responding to the discovery requests and subpoenas of counsel to Mr. Bartek and Ms. Richardson are generally not reimbursable and these legal fees have been and may continue to be substantial.

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

On April 2, 2009, a new global settlement of the IPO cases was submitted to the district court for its approval. This settlement would not require Microtune or its affiliated defendants to pay any money. In June 2009, the court gave preliminary approval to the new global settlement and then on October 6, 2009 gave its final approval to the global settlement.

10.	Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. At September 30, 2009, 53,429,121 rights were outstanding.

Share-Based Awards

During the third quarter of 2009, we granted certain employees of Auvitek approximately 300,000 restricted stock unit (“RSU”) awards upon closing of the acquisition. See Note 2. The RSU awards primarily vest quarterly through August 2013. The grant date fair value of these RSU awards was $2.06 per share and will be recognized as expense over the requisite service period.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$10	$11	$29	$26

Research and development	557	515	1,686	1,404
Selling, general and administrative	657	715	1,995	2,201

Total stock-based compensation expense included in operating expenses	$1,214	$1,230	$3,681	$3,605

Total stock-based compensation expense	$1,224	$1,241	$3,710	$3,631

At September 30, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $5.5 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of ASC 718 in future periods, the stock-based compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

11.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net loss from foreign operations totaled $1.3 million and $1.5 million for the third quarter of 2009 and 2008, respectively. Net loss from foreign operations totaled $1.6 million and $0.2 million for the first three quarters of 2009 and 2008, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Asia Pacific	$11,177	$13,793	$27,856	$36,719
North America	3,527	9,683	14,803	26,487
Europe	2,475	6,527	9,097	18,487
Other	818	1,925	1,708	2,310

Total net revenue	$17,997	$31,928	$53,464	$84,003

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
China (including Hong Kong)	34%	33%	29%	29%
Mexico	15%	25%	23%	25%
Germany	*	*	*	11%

*	Less than 10% of total net revenue

The locations of property and equipment, net are summarized below (in thousands):

	September 30, 2009	December 31, 2008
United States	$3,086	$3,599
Germany	1,005	1,109
Asia Pacific	617	440

Total property and equipment, net	$4,708	$5,148

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unihan (1)(2)	18%	*	16%	12%
Cisco	18%	28%	28%	28%
Panasonic	16%	12%	13%	12%
Samsung	12%	*	*	*
ATM Electronic Corporation (3)	*	18%	*	*
Ten largest customers	86%	86%	86%	85%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
(3)

The majority of net revenue for the third quarter of 2008 from ATM Electronic Corporation was related to the coupon eligible converter box (CECB) market segment. No significant revenue has been recognized in 2009 relating to the CECB market segment.

*	Less than 10% of total net revenue

12.	Subsequent Events

On October 14, 2009, a restructuring plan was finalized that includes a reduction in force that will result in the termination or attrition of approximately 10% of our workforce. We expect to substantially complete the reduction in force during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment.

We anticipate incurring restructuring charges between $1.3 million and $1.5 million, substantially all of which would be for one-time employee termination benefits, primarily cash severance payments. The majority of these charges are expected to be incurred during the fourth quarter of 2009. We do not expect to incur material charges related to our cost reduction efforts outside of the reduction in force.

We evaluated subsequent events through October 29, 2009, the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic demodulator partners, the successful integration of Auvitek’s operations and products, our ability to successfully address new markets where competition is intense and the success of our recently announced cost reduction efforts.

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

OVERVIEW

Microtune, Inc. was incorporated in 1996. We design and market receiver solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. These solutions include radio frequency (RF) integrated circuits (ICs), digital signal processing ICs and subsystem module solutions. Our product portfolio consists of tuners, amplifiers, upconverters, demodulators and receivers, which permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our tuner products shipped into the cable and DTV markets are in the form of ICs while our tuner products shipped into the automotive entertainment electronics market are principally in the form of subsystem modules, but are expected to be increasingly in the form of ICs in the near future. Our amplifier products are principally in the form of both ICs and subsystem modules and our upconverter products are principally in the form of subsystem modules, but also contain our ICs. Our demodulator and receiver products are in the form of ICs and are targeted principally in the digital TV market.

Our products enable or target various consumer electronics, broadband communications and automotive entertainment electronics applications or devices, including cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; digital/analog television systems, including high-definition televisions (HDTV); analog-to-digital converter boxes; and personal computer television (PC/TV) multimedia products. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices, subsystems and applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors serving multiple end markets, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

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

Products targeting this market send and/or receive cable broadband signals. These products include tuners used in consumer premise equipment (CPE), including high-speed voice and data cable modems, digital cable set-top boxes and hybrid analog/digital cable set-top boxes; upconverter modules and chipsets used in headend modulators; and RF amplifiers used to send and receive signals between the cable headend and CPE. In some cases, the same tuners may be used to receive digital terrestrial signals. In this market, performance, the ability to support industry standards, power efficiency and overall solution cost are key factors in competing for design wins. Design cycles in the cable market range from a few months to more than one year.

•	Automotive Entertainment Electronics

This market includes products targeting mobile automotive and, to a lesser extent, commercial aircraft environments. Our automotive entertainment electronics products range from components for traditional AM/FM radios (including tuners and antenna amplifiers) to components for emerging entertainment applications, including in-car television; in-flight video; digital radio, such as digital audio broadcast (DAB); and HD radio™. Performance, power efficiency and overall solution cost are key competitive factors in this market. Design cycles in the automotive entertainment electronics market are generally very long, in some cases, two to three years.

•	Digital Television

Products targeting this market receive digital terrestrial signals or digital and analog terrestrial signals. These products are designed for use in consumer electronics devices such as digital television sets; digital terrestrial set-top converter boxes; satellite and IP set-top boxes that include one or more terrestrial tuners used to receive local high-definition television broadcasts; portable DVD players; digital video recorders (DVRs); DVD recorders; and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices. Products targeting these applications require high performance, power efficiency, competitive overall solution cost and adherence to worldwide industry TV reception standards. Design cycles in the DTV market can range from a few months to more than one year for peripheral devices and from a few months to several months for PC/TV applications. The design cycles for PC/TV are relatively shorter and require very low overall solution cost and low power consumption.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our ICs and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 14% and 23% of our net revenue from sales made to distributors in the third quarter of 2009 and 2008, respectively. We generated approximately 10% and 14% of our net revenue from sales made to distributors in the first three quarters of 2009 and 2008, respectively. The decrease in net revenue from sales made to distributors in the third quarter and first three quarters of 2009 as compared to 2008 was due to decreased shipments of silicon tuner products for the coupon eligible converter box (CECB) market segment partially offset by increased shipments of demodulator products for the DTV market due to the acquisition of Auvitek in July 2009. The CECB market segment was non-recurring. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials and wafer fabrication, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue in addition to the amortization of intangible assets. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, was insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. In 2009, the average selling prices of our products have decreased at rates greater than experienced in recent periods. More significant decreases, should they occur, could have a material adverse effect on our gross margins, results of operations and financial condition.

•

Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including cash and stock-based compensation expense, lab supplies, training and prototype materials, professional fees and insurance expenses. We record stock-based compensation expense in operating expenses in accordance with ASC 718, which has resulted in a significant charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

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

ACQUISITION OF AUVITEK

On July 31, 2009, Microtune completed the acquisition of Auvitek International Ltd. (“Auvitek”) pursuant to the terms of the Agreement and Plan of Merger (Merger Agreement) dated as of July 10, 2009. Auvitek is a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based in Shanghai, China. Pursuant to the Merger Agreement, Microtune acquired all of the outstanding capital stock of Auvitek. The merger consideration consisted of (i) cash payments totaling $7,026,687, (ii) the issuance of 1,000,000 shares of Microtune common stock and (iii) an earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010. The cash payment total may be adjusted based on the final closing balance sheet of Auvitek. In addition to the above described merger consideration, retention arrangements have been established for the benefit of certain Auvitek employees, which will be recognized as expense over the requisite service period, and a second earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010 (using the same performance metrics as the earn-out payment for the former holders of Auvitek capital stock). Prior to entering into the Merger Agreement, there were no material relationships between Auvitek and Microtune. The Merger Agreement, the merger and related matters were approved by the boards of directors of each company. See Note 2, “Acquisition of Auvitek International Ltd.,” to the Notes to Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%
Cost of revenue	47	52	51	51

Gross margin	53	48	49	49
Operating expenses:
Research and development	41	22	39	23
Selling, general and administrative	37	17	34	20

Total operating expenses	78	39	73	43

Income (loss) from operations	(25)	9	(24)	6
Other income (expense)	2	1	2	1

Income (loss) before income taxes	(23)	10	(22)	7
Income tax expense	1	—	1	—

Net income (loss)	(24)%	10%	(23)%	7%

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Revenue

The following table presents net revenue from each of our product types for the third quarter and first three quarters of 2009 as compared to the third quarter and first three quarters of 2008 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Silicon	$14,681	$24,042	$(9,361)	(39)%	$43,447	$62,573	$(19,126)	(31)%
Modules	3,197	7,822	(4,625)	(59)	9,905	21,319	(11,414)	(54)
Other	119	64	55	86	112	111	1	1

Total	$17,997	$31,928	$(13,931)	(44)	$53,464	$84,003	$(30,539)	(36)

The decrease in net revenue in the third quarter of 2009 as compared to the third quarter of 2008 was primarily the result of decreased shipments of silicon tuner products for the CECB market segment and cable set-top box market segment, module products for the automotive entertainment electronics market and to a lesser extent, lower average selling prices of silicon tuner products for the cable market and module products for the automotive entertainment electronics market. Silicon tuner unit shipments decreased by approximately 43% in the third quarter of 2009 as compared to the third quarter of 2008, primarily relating to the CECB market segment and cable set-top box market segment. Module unit shipments for the automotive entertainment electronics market decreased by approximately 54% in the third quarter of 2009 as compared to the third quarter of 2008. We believe these decreased shipments were primarily driven by the challenging economic environment, except for decreased shipments for the CECB market segment as it was non-recurring.

The decrease in net revenue in the first three quarters of 2009 as compared to the first three quarters of 2008 was primarily the result of decreased shipments of silicon tuner products for the cable market, module products for the automotive entertainment electronics market, silicon tuner products for the DTV market, primarily for the CECB market segment and to a lesser extent, lower average selling prices of silicon tuner products for the cable market and module products for the automotive entertainment electronics market. Silicon tuner unit shipments decreased by approximately 31% in the first three quarters of 2009 as compared to the first three quarters of 2008, primarily relating to the cable and DTV markets. Module unit shipments for the automotive entertainment electronics market decreased by approximately 49% in the first three quarters of 2009 as compared to the first three quarters of 2008, primarily relating to car television applications. We believe these decreased shipments in all of our markets were primarily driven by the challenging economic environment, except for the decreased shipments for the CECB market segment as described above.

We expect net revenue to continue to decline significantly in 2009 as compared to 2008, primarily due to the impact of the macro-economic slowdown. We expect the Auvitek business to contribute less than five percent to our total net revenue in 2009.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unihan (1)(2)	18%	*	16%	12%
Cisco	18%	28%	28%	28%
Panasonic	16%	12%	13%	12%
Samsung	12%	*	*	*
ATM Electronic Corporation (3)	*	18%	*	*
Ten largest customers	86%	86%	86%	85%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
(3)

The majority of net revenue for the third quarter of 2008 from ATM Electronic Corporation was related to the CECB market segment. No significant revenue has been recognized in 2009 relating to the CECB market segment.

*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the third quarter and first three quarters of 2009 as compared to the third quarter and first three quarters of 2008 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009	2008	Change		% Change	2009	2008	Change		% Change
Cost of revenue	$8,466	$16,477	$(8,011)		(49)%	$27,038	$42,832	$(15,794)		(37)%
Gross margin	9,531	15,451	(5,920)		(38)	26,426	41,171	(14,745)		(36)
Gross margin %	53.0%	48.4%	4.6	pts.		49.4%	49.0%	0.4	pts.

Gross margin decreased in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to an approximate $13.9 million decrease in net revenue, partially offset by a 460 basis point increase in gross margin percentage. Gross margin percentage in the third quarter of 2009 as compared to the third quarter of 2008 was positively impacted by a decrease in net revenue for the automotive entertainment electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets, and to a lesser extent, lower costs of our silicon products for the cable market, partially offset by lower average selling prices of our silicon products for the cable market and module products for the automotive entertainment electronics market.

Gross margin decreased in the first three quarters of 2009 as compared to the first three quarters of 2008 primarily due to an approximate $30.5 million decrease in net revenue, partially offset by a 40 basis point increase in gross margin percentage. Gross margin percentage in the first three quarters of 2009 as compared to the first three quarters of 2008 was positively impacted by a decrease in net revenue for the automotive entertainment electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets, and a decrease in the inventory valuation allowance, partially offset by lower average selling prices of our silicon products for the cable market and module products for the automotive entertainment electronics market.

We expect our gross margin percentage for the year 2009 to be consistent with the percentage for the year 2008 and to fall within the range of 49% to 50%, although the gross margin percentage for any particular quarter may fall outside of our target range.

Our cost of revenue for the third quarter and first three quarters of 2009 and 2008 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.5 million and $0.1 million for the third quarter of 2009 and 2008, respectively. The total value of these inventories was $1.1 million and $0.4 million for the first three quarters of 2009 and 2008, respectively. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations for the third quarter of 2009 and 2008 was a benefit of $0.1 million and $0.3 million, respectively. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations for the first three quarters of 2009 and 2008 was a charge (benefit) of $1.0 million and $(0.5) million, respectively.

Amortization expense of intangible assets, including developed technology acquired with Auvitek, was insignificant for the third quarter and first three quarters of 2009. No amortization expense was recorded for the third quarter and first three quarters of 2008. In-process research and development acquired with Auvitek will be amortized over its useful life after reaching technological feasibility. If technological feasibility of the related projects is not achieved, a portion or all of the in-process research and development could be expensed in future periods, which could have a material impact on our results of operations.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$10	$11	$29	$26

Research and development	557	515	1,686	1,404
Selling, general and administrative	657	715	1,995	2,201

Total stock-based compensation expense included in operating expenses	$1,214	$1,230	$3,681	$3,605

Total stock-based compensation expense	$1,224	$1,241	$3,710	$3,631

Operating Expenses

The following table presents operating expenses for the third quarter and first three quarters of 2009 as compared to third quarter and first three quarters of 2008 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Research and development	$7,430	$6,980	$450	6%	$21,143	$19,416	$1,727	9%
Selling, general and administrative	6,658	5,382	1,276	24	18,094	16,855	1,239	7

Total	$14,088	$12,362	$1,726	14	$39,237	$36,271	$2,966	8

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

The increase in research and development expenses in the third quarter of 2009 as compared to the third quarter of 2008 was primarily the result of an increase in personnel-related expenses resulting from the addition of employees due to the acquisition of Auvitek and an average headcount increase of approximately 8% excluding Auvitek employees, partially offset by a decrease in prototyping expenses for silicon development projects.

The increase in research and development expenses in the first three quarters of 2009 as compared to the first three quarters of 2008 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 10% excluding Auvitek employees, an increase in expenditures to design our silicon products, primarily license and maintenance fees for engineering software, the effects of a benefit of $0.3 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006 recognized during the first three quarters of 2008, an increase in personnel-related expenses resulting from the acquisition of Auvitek and an increase in stock-based compensation expense, partially offset by a decrease in costs incurred to recruit and hire new employees.

We expect research and development expenses to increase in 2009 between 8% and 11% as compared to 2008 due to the full year impact of expenses that increased throughout 2008 and minor incremental spending in 2009, including the impact of the Auvitek business.

We remain committed to significant research and development efforts to support our technology leadership in the markets in which we operate. Currently, we hold over 80 issued United States utility patents and have over 40 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The increase in selling, general and administrative expenses in the third quarter of 2009 as compared to the third quarter of 2008 was due to an increase in professional fees associated with the acquisition of Auvitek, professional fees expensed in connection with the SEC litigation against two of our former officers and personnel-related expenses resulting from the addition of employees due to the acquisition of Auvitek, partially offset by a decrease in depreciation expense due to our enterprise resource planning software becoming fully depreciated in the third quarter of 2009. The results in the third quarter of 2009 included net charges of $0.3 million related to professional fees of our legal firms expensed, and for which reimbursement is doubtful, in connection with the SEC litigation against two of our former officers and excluded $2.4 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter. The results in the third quarter of 2008 included net charges of $0.2 million related to professional fees expensed in connection with the derivative litigation. See Part II., Item 1. “Legal Proceedings.” Professional fees incurred in the third quarter of 2009 associated with acquisition activities were $0.6 million.

The increase in selling, general and administrative expenses in the first three quarters of 2009 as compared to the first three quarters of 2008 was primarily due to professional fees associated with the acquisition of Auvitek, professional fees expensed in connection with the SEC litigation against two of our former officers and personnel-related expenses resulting from the addition of employees due to the acquisition of Auvitek, partially offset by a decrease in general legal and accounting fees, commissions to outside sales representative firms, stock-based compensation expense and directors’ and officers’ liability insurance premiums. The results in the first three quarters of 2009 included net charges of $1.3 million related to professional fees of our legal firms expensed, and for which reimbursement is doubtful, in connection with the SEC litigation against two of our former officers and excluded $2.4 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter. The results for the first three quarters of 2008 included net charges of $0.3 million related to professional fees expensed in connection with the derivative litigation and the SEC investigation. Professional fees incurred in the first three quarters of 2009 associated with acquisition activities were $1.2 million.

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

The following table presents a comparison of other income for the third quarter and first three quarters of 2009 and 2008 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Interest income	$283	$465	$(182)	(39)%	$1,062	$1,374	$(312)	(23)%
Foreign currency gains (losses), net	37	(271)	308	114	(101)	$(196)	95	48
Other, net	(14)	4	(18)	(450)	33	$13	20	154

Total	$306	$198	$108	55	$994	$1,191	$(197)	(17)

The decrease in interest income in the third quarter and first three quarters of 2009 as compared to the third quarter and first three quarters of 2008 was primarily the result of significantly lower average rates of return on our cash and investment balances. We expect interest income in 2009 to be lower than 2008 levels due to lower rates of return on short-term, high quality investment alternatives. We also expect interest income in the fourth quarter of 2009 to be significantly lower compared to the average quarterly interest income in the first three quarters of 2009 due to lower expected average rates of return on new investments made after our short-term investments matured during the second and third quarters of 2009 and lower average cash and investment balances due to amounts used to acquire Auvitek and amounts used to fund our operations.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the third quarter and first three quarters of 2009 and 2008 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009	2008	Change		% Change	2009	2008	Change		% Change
Income tax expense	$127	$112	$15		13%	$258	$538	$(280)		(52)%
Effective tax rate	3.0%	3.4%	(0.4	)pts.		2.2%	8.8%	(6.6	)pts.

In the third quarter and first three quarters of 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the third quarter and first three quarters of 2009 included the utilization of previously reserved net operating loss carryforwards and consisted of withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes.

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

Net Income (Loss)

The following table presents a comparison of our net income (loss) for the third quarter and first three quarters of 2009 and 2008 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009	2008	Change		% Change	2009	2008	Change		% Change
Net income (loss)	$(4,378)	$3,175	$(7,553)		(238)%	$(12,075)	$5,553	$(17,628)		(317)%
Percent of net revenue	(24.3)%	9.9%	(34.2	)pts.		(22.6)%	6.6%	(29.2	)pts.

The increase in net loss in the third quarter of 2009 as compared to net income in the third quarter of 2008 was primarily the result of a decrease in net revenue, which resulted in a decrease of $5.9 million in gross margin, an increase in research and development expense, an increase in selling, general and administrative expense and a decrease in interest income, partially offset by an increase in gross margin percentage and an increase in foreign currency gains, as described above.

The increase in net loss in the first three quarters of 2009 as compared to net income in the first three quarters of 2008 was primarily the result of a decrease in net revenue, which resulted in a decrease of $14.7 million in gross margin, an increase in research and development expense, an increase in selling, general and administrative expense and a decrease in interest income, partially offset by an increase in gross margin percentage and a decrease in foreign currency losses, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $361.9 million at September 30, 2009. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will resume revenue growth or profitability in the future.

We have invested heavily in research and development of our ICs and subsystem module technology. We expect to continue our investment in these areas to further develop our products. This investment may include the continued recruitment of IC designers and systems engineers, and the acquisition of test and development equipment and software development tools for the expansion of our product portfolio. As a result, we may incur substantial losses from operations in the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first three quarters of 2009 and 2008 and at September 30, 2009 and December 31, 2008, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Operating cash flows	$1,456	$2,611	$(1,155)	(44)%
Investing cash flows	(17,333)	(2,347)	(14,986)	(639)
Financing cash flows	508	(5,373)	5,881	109

Capital expenditures	479	2,347	(1,868)	(80)

Days sales outstanding in accounts receivable	42	53	(11)	(21)
Inventory turns (annualized)	6.5	5.7	0.8	14

	September 30, 2009	December 31, 2008	Change	% Change
Cash and cash equivalents	$30,711	$46,097	$(15,386)	(33)%
Short-term investments	50,000	40,000	10,000	25

Total	$80,711	$86,097	$(5,386)	(6)

Accounts receivable, net	$8,247	$9,495	$(1,248)	(13)%
Inventories	5,560	11,261	(5,701)	(51)
Working capital	89,213	102,015	(12,802)	(13)

In the first three quarters of 2009, the decrease in cash provided by operating activities resulted primarily from a decrease in cash operating results, partially offset by working capital changes in accounts receivable due to the timing of cash receipts and decreased net revenue, working capital changes in inventory due to decreased inventory purchases and working capital changes in accrued compensation due to a decrease in the payment of amounts earned under the fiscal year 2008 Bonus Program and $4.7 million in reimbursements received from our directors’ and officers’ liability insurance carrier for professional fees incurred by two of our former officers who are involved in litigation with the SEC. See Note 9, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements. Cash operating results decreased in the first three quarters of 2009 as compared to the first three quarters of 2008 due to a decrease in net revenue, an increase in research and development expenses, an increase in selling, general and administrative expenses and a decrease in interest income, as described above.

In the first three quarters of 2009, our primary use of cash from investing activities was the acquisition of Auvitek and the purchase of certificates of deposit. In the first three quarters of 2008, our primary use of cash from investing activities was the purchase of equipment related to testing and evaluation of our products.

In the first three quarters of 2009, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program. In the first three quarters of 2008, our primary use of cash from financing activities was the repurchase of our common stock and the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation, partially offset by cash provided from shares purchased under our employee stock purchase program and the exercise of employee stock options.

Our cash and cash equivalents consisted of bank deposits and money market funds. Our short-term investments consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). The certificates of deposit have contractual maturities ranging from six months to one year and mature on various dates during the fourth quarter of 2009 and during the second quarter of 2010. We currently have no long-term debt.

We expect our operating expenses to remain flat or decrease slightly in the foreseeable future. We also expect less significant increases in capital expenditures. As a result, our net cash flows will depend heavily on our level of future revenue and our ability to manage expenses.

See Note 9, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information set forth under the heading Legal Proceedings in Note 9, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our 2008 10-K and as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to our purchases of our common stock during the third quarter of 2009:

2009 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31	—	—	—	—
August 1—August 31 Employee transactions (1)	340	$2.08	—	N/A
September 1—September 30	—	—	—	—

Total	340	$2.08	—	N/A

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS.

Exhibit Number
2.1 (1)	Agreement and Plan of Merger, dated July 10, 2009, by and among Microtune, Inc., Arrow Acquisition Ltd., Auvitek International Ltd. and the Shareholders Representative.

3.1 (2)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (3)	Amended and Restated Bylaws, as amended July 23, 2008.

10.1(4)	Third Amendment to Manufacturing Agreement between Microtune (Texas), L.P. and Ionics EMS, Inc. dated September 21, 2009.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 10, 2009.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 22, 2009.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JEFFREY A. KUPP
Jeffrey A. Kupp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: October 29, 2009