Form 10-K
period 2009-12-31
MICROTUNE INC
filed 2010-02-16
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $113 million (based on the closing sales price of the registrant’s common stock on that date). This is the only outstanding class of common stock of the registrant. Shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own more than 10% of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 5, 2010, there were 53,970,086 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders.

MICROTUNE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2009

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic partners, the successful integration of the operations and products of the companies we acquire, our ability to successfully address new markets where competition is intense, our ability to successfully predict the future product needs of our customers and develop products that meet their needs in time to meet product design-in windows and the success of our recently announced cost reduction efforts.

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

NOTE: For a more complete understanding of our financial condition and results of operations, and the risks that could affect our future results, see “Risk Factors” in Part I, Item 1A. below which describes some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the United States Securities and Exchange Commission (SEC), before deciding to make an investment in our stock. You should also read “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A. below.

You should also read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes in Part II, Item 8., “Financial Statements and Supplementary Data.”

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

Overview

Microtune, Inc. was incorporated in 1996. We design and market receiver solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. These solutions include radio frequency (RF) integrated circuits (ICs), digital signal processing ICs and subsystem module solutions. Our product portfolio consists of tuners, amplifiers, upconverters, demodulators and receivers, which permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our tuner products shipped into the cable and DTV markets are in the form of ICs while our tuner products shipped into the automotive entertainment electronics market are principally in the form of subsystem modules, but are expected to be increasingly in the form of ICs in the near future. Our amplifier products are principally in the form of both ICs and subsystem modules and our upconverter products are principally in the form of subsystem modules, but also contain our ICs. Our demodulator and receiver products are in the form of ICs and are targeted principally for the digital TV market.

Our products target various consumer electronics, broadband communications and automotive entertainment electronics applications or devices, including cable television set-top boxes (STB); DOCSIS® -based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; integrated digital television systems (iDTV), including high-definition televisions (HDTV); digital-to-analog converter boxes; and personal computer television (PC/TV) multimedia products. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices, subsystems and applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors serving multiple end markets, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

The cable, automotive entertainment electronics and DTV markets are intensely competitive and historically have seen rapid changes in demand for specific products. Certain applications, such as PC/TV, within our target markets can be characterized as having short product life cycles due to rapid technological changes, relatively simple application designs and aggressive competitive pricing. These factors can result in rapidly decreasing average selling prices, which we attempt to mitigate with our product cost reduction efforts and higher levels of integration and functionality. The volatility of demand within our target markets makes it difficult for us to identify and discuss business trends or to predict future results.

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

This market includes products targeting mobile automotive and, to a lesser extent, commercial aircraft environments. Our automotive entertainment electronics products range from components for traditional AM/FM radios (including tuners, RF-to-digital converters and antenna amplifiers) to components for emerging entertainment applications, including in-car television; in-flight video; digital radio, such as digital audio broadcast (DAB); and HD Radio Technology™. Performance, power efficiency and overall solution cost are key competitive factors in this market. Design cycles in the automotive entertainment electronics market are generally very long, in some cases, two to three years.

•	Digital Television

Products targeting this market receive and process digital and analog terrestrial and cable signals. These products are designed for use in consumer electronics devices such as iDTVs; digital terrestrial set-top boxes; IPTV set-top boxes that include one or more terrestrial tuners used to receive local high-definition television broadcasts; portable DVD players; digital video recorders (DVRs); DVD recorders; and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices. Products targeting these applications require high performance, power efficiency, competitive overall solution cost, small form factor and adherence to worldwide industry TV reception standards. Design cycles in the DTV market can range from a few months to more than one year for peripheral devices and from a few months to several months for PC/TV applications. The design cycles for PC/TV are relatively shorter and require very low overall solution cost.

Business Strategy

Our goal is to be the leading supplier of RF tuner, demodulator and receiver technology in our target markets. Key elements of our strategy include:

•	Focusing on technologies and products where we believe our experience, expertise and patent portfolio provide strategic and competitive advantages;

•	Leveraging our systems and support expertise to help our customers design superior performing and cost effective applications and devices;

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

•	Investing in new products, including our demodulator and receiver products, to target the significant long-term opportunities in the DTV market;

•	Investing in new products to achieve a higher level of integration of the digital functions necessary for applications in our target markets; and

•

Investing in new technologies to remain competitive in all our target markets to produce more cost-efficient, low power consumption and more highly-integrated products that leverage next-generation technology.

Organization

To implement our strategy effectively, our systems engineering and marketing teams are organized into three specialties: cable television, automotive entertainment electronics and digital television. Our IC design, product and test engineering, mechanical design, quality, marketing communications, investor relations, sales, finance and accounting, information technology, legal, operations and human resources teams are generally centralized to achieve operational efficiencies.

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

According to In-Stat, there are over 435 million digital cable households worldwide. During the last several years, the worldwide cable industry has evolved from a supplier of analog video programming to a competitive provider of digital voice, data and video services, including ultra high speed telecommunications services, supporting high definition (HD) formats and DVR functionality. In-Stat predicts that over 250 million households will be subscribing to digital video services by 2013.

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

•

DOCSIS® 3.0 Modems and IPTV Set-top Boxes: Cable operators in Japan, Korea, the United Kingdom, the Netherlands, Brazil, the U.S. and Canada have launched new channel-bonded DOCSIS® 3.0 services. As part of the new modems and IPTV set-top box solutions required for these new services, we provide wideband RF tuners, which have been included in CableLabs® DOCSIS® 3.0 certified products.

•

CATV Set-top Boxes: Digital interactive set-top boxes serve as the home access point for a number of video services, including HD and standard-definition (SD) digital channels, analog channels and enhanced applications, such as digital video recording and video-on-demand services. In some deployments, the digital interactive set-top box is evolving into a “home gateway,” a multifunctional box designed to serve as the distribution “hub” for home networked video, voice and/or data services.

The cable industry’s adoption of industry standards, such as CableLabs® standards for DOCSIS® (cable modems) and PacketCable™ EMTAs, as well as support for complementary standards, such as Tru2way™ to enable digital set-top box functionality in television sets, has served as an additional catalyst to fuel the deployment of enhanced broadband services. These standards are designed to ensure interoperability between different manufacturers’ customer premise equipment and cable infrastructure (headend) equipment products. They have stimulated a number of vendors to develop cost-effective, non-proprietary products that can operate efficiently and harmoniously in cable environments. New versions of the DOCSIS standard, DOCSIS® 3.0 and Euro DOCSIS® 3.0 are designed to achieve data communications speeds of 160 Mbps downstream and 120 Mbps upstream, or higher, via the cable network. Earlier versions of the standards only supported 30 to 40 Mbps in each direction. DOCSIS 3.0 cable modems require multiple and/or specialized cable tuners as well as a new generation of high performance upstream amplifiers. This new standard enables cable operators to offer a more competitive, new class of ultra high speed telecommunications and business services. According to projections from Infonetics Research, total worldwide DOCSIS 3.0 cable subscribers are projected to exceed 20 million within the next 4 years.

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

Technology convergence and integration is beginning to impact the automotive industry. In the automotive entertainment electronics market, for example, low-cost communications, navigation, information and entertainment technologies are combining with traditional in-car display and audio systems to create new applications and potential new markets for in-car systems. Driven by consumer demand, new applications are rapidly evolving beyond the conventional car audio system to include digital sound systems, digital radio, such as DAB and HD radioTM , and a suite of applications that allow passengers to watch digital television and video and play interactive games. These newer applications are expected to gain greater consumer acceptance during the next decade, driving continued market opportunity for providers of these products and services and for suppliers of the underlying technology.

Currently, the majority of our products sold into the automotive entertainment electronics market are utilized in car televisions and AM/FM radios, primarily for European end markets. Demand for car television and newer digital radio is expected to grow rapidly as automakers offer a range of systems in more vehicles, moving from luxury cars into mid-priced models.

Data delivered via RF communications is integral to these emerging automotive entertainment electronics applications, and we provide enabling technology, including AM/FM tuners, digital radio front-ends, antenna amplifiers and in-car television tuners, which are incorporated into automotive entertainment electronics subsystems to support these applications. Currently, we are supplying module-based tuner products for radio applications and both silicon and module-based tuner products for in-car television and antenna amplifier applications. We recently announced silicon products for radio applications and expect the transition to silicon products within this market to take several years, in part due to very long design cycles.

•	Digital Television

The worldwide transition to digital technologies represents a massive technology transformation. According to estimates by Informa and other market research firms, the number of households with digital television will approach 500 million in 2010. On-going digital transitions throughout the world suggest robust demand for integrated DTV sets and set-top boxes for the next 3 to 5 years. As originally conceived, the idea of digital television was to deploy improved bandwidth efficiency techniques to provide either a picture with much greater detail (e.g. HDTV) than that provided by an analog channel, or to provide multiple digital video streams within the bandwidth of an existing analog channel. Any digital data, from digital video and audio to packetized internet data, can be broadcast using digital transmission.

The definition of terrestrial ‘digital television’ is determined by standards adopted by various countries. For fixed terrestrial reception, the Advanced Television Systems Committee (ATSC) standard is deployed primarily in North America and the Digital Video Broadcast—Terrestrial (DVB-T) standard is implemented in Europe and other parts of the world. Japan and Brazil have adopted the Integrated Services Digital Broadcast—Terrestrial (ISDB-T) standard for digital terrestrial broadcast. China has recently taken steps to unify its domestic digital television schemes under the GB20600-2006 standard, also known as Digital Terrestrial Multimedia Broadcast (DTMB) or China Terrestrial Television Broadcast (CTTB). In some cases, these same standards may also be suitable for and/or provide modes for mobile terrestrial reception, although there may also be separate standards for mobile reception (e.g. DVB-H in Europe, CMMB in China).

We provide tuners and demodulators used for the reception, tuning and processing of RF and digital signals for DTV products. Historically, DTV customers have relied on subsystem module tuners for the RF front-end, either produced internally by the customer or purchased from a third-party. We expect DTV manufacturers will transition to next-generation silicon tuner technology in the future due to cost, size and performance advantages as compared to subsystem module tuners and expect the complete transition from subsystem module tuners to silicon tuners to take several years.

Products

The applications or devices associated with the cable, automotive entertainment electronics and DTV markets require levels of performance specific to various industry standards, power efficiency, functionality and integration, which must all be delivered with a low overall solution cost. Our products are engineered to address the complex, high-performance RF requirements of broadband transmission and reception and the high performance requirements of video demodulation and decoding of broadcast signals.

We classify our products into two types: integrated circuit products or ICs (also referred to as “silicon”) and subsystem-level RF solutions (called “modules”).

•	Integrated Circuit Products

We offer a product portfolio that includes:

MicroTuner Single-Chip Broadband Tuners

Our principal products are our single-chip MicroTuner IC tuners. In 1999, we introduced the world’s first broadband television tuners with all active components implemented in a single microcircuit. We believe our MicroTuner chips are among the few single chip IC television tuners in high volume production today that incorporate all of the active elements of a RF broadband tuner, including low-noise and intermediate frequency amplifiers. Our MicroTuner chips are based on both a patented architecture and multiple patented integrated circuit implementations.

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

Silicon Demodulators

We offer a family of demodulators that can be used in standalone end products or as companion products to our single-chip tuners. These products represent the next component in the receiver chain after the tuner and take a single RF analog channel from the tuner and convert that signal into a digital stream that can be fed into the display electronics of a television, set-top box or PC. Our products support these functions for different broadcast standards through efficient and proprietary architectures and algorithms.

MicroCeivers

We offer a very small, low-cost technology platform, named MicroCeiver™, that is the foundation for our next-generation of highly integrated receiver products for the digital TV and cable markets. Products based on this platform offer a complete RF-to-baseband solution by combining our RF analog tuner and demodulator technologies as an integrated system in a single chip. The MicroCeiver technology is engineered to provide the building-block architecture for a new family of fully-integrated, front-end receivers, that will bring low cost, miniature footprints and excellent signal reception quality to manufacturers creating next-generation digital televisions, set-top boxes, cable entertainment hubs and IP video electronics.

MicroDigitizers

We offer a new, highly integrated product called the MicroDigitizer™, that is the foundation for our next-generation products for the cable and automotive entertainment electronics market. This product combines the functions of a RF tuner and an advanced analog-to-digital converter in a single miniature chip. The MicroDigitizer is a multi-standard, automotive-grade RF-to-digital converter optimized to work with generic, high-performance digital signal processors (DSPs) and multimedia processors enabling manufacturers to create next-generation car radio applications using software defined radio (SDR) solutions. The MicroDigitizer technology is characterized by very high RF-to-bits performance, a high level of integration, low cost and very low profile and is designed to offer a global platform, increased design flexibility, substantial cost efficiencies and a migration path to new standards and enhanced features.

•	Subsystem-Level RF Solutions

Our subsystem-level products, called modules, are RF tuners that are pre-assembled into tested, production-ready RF front-ends. Our subsystem solutions are available for multiple applications, including analog and digital car radio, analog and digital in-car television, in-flight entertainment, automotive antenna amplifiers and cable system headend upconverters.

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

Technology, Intellectual Property and Research and Development

We were founded in 1996 on a commitment to RF IC innovation. We have an established track record of introducing advanced products that address emerging markets and serve customers in existing markets.

As of December 31, 2009, we had 174 technical personnel. Our technical team represents one of our most important strategic and competitive assets. Our team, comprised of RF, analog and digital IC, systems, and product and test engineers and technicians, enables us to produce differentiated RF IC and subsystem module solutions for applications in our targeted markets. Team members are located in our design centers in Plano, Texas; Plantation, Florida; Boulder, Colorado; San Jose, California; Shanghai, China and Ingolstadt, Germany.

We believe we have a strong intellectual property portfolio, which is of vital importance to our business as many of our competitors are larger, more diversified companies with substantially greater financial resources. Our ability to protect our proprietary innovations from exploitation by our competitors is crucial to our future success. We have in the past and will continue to vigorously pursue and maintain protection for the proprietary technology used in our products. Currently, we hold over 90 issued United States utility patents and have more than 30 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

See Part IV, Item 15., “Exhibits, Financial Statement Schedules” for our patent license agreement with Broadcom Corporation.

Our research and development expenses were $28.5 million, $25.9 million and $23.7 million for 2009, 2008 and 2007, respectively. Of these amounts, stock-based compensation expense comprised $2.2 million, $1.9 million and $2.4 million, respectively. Currently, we internally sponsor all of our research and development activities except for certain third-party technology that is used in our demodulator products. See “Risk Factors” in Item 1A. below. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development expenses.

Sales and Marketing

As of December 31, 2009, our worldwide sales organization consisted of 39 employees with offices located throughout the United States: Plano, Texas; Duluth, Georgia; Irvine, California; San Jose, California and Raleigh, North Carolina, and in regional centers around the world: Ingolstadt, Germany; Taipei, Taiwan; Tokyo, Japan; Seoul, South Korea; Shenzhen, China and Basingstoke, United Kingdom. Our sales organization consists of technical sales, service and customer support professionals and includes a field application engineering staff that is involved with customers during various phases of design and production. The field applications engineering function, located throughout our worldwide sales offices, is a critical element in achieving customer design wins. We also provide customers with application engineering support from our systems engineering personnel based in Plano and Ingolstadt.

We centralize and manage sales for all of our products across each of our target markets under one worldwide sales organization. We primarily sell our products directly to our customers and to a lesser extent via a network of distributors and independent sales representatives located around the world.

Historically, revenues from international markets have represented the majority of our total revenues. See Item 1A., “Risk Factors” for a description of this risk and other risks. See Note 14, “Geographic Information and Significant Customers” to the Notes to Consolidated Financial Statements for a discussion of financial information by geographic area.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Industry fluctuations in the supply and demand balance for component parts result in frequent and potentially significant changes in the lead times provided by our customers when placing purchase orders. In addition, our standard terms and conditions typically provide that our customers may cancel orders scheduled to ship outside 90 days and reschedule orders that are scheduled to ship outside 30 days. Although our backlog at the beginning of a quarter represents a significant portion of the net revenue we anticipate for that quarter, we do not believe that backlog is a reliable indicator of future revenue levels.

Customers

We market and sell our ICs and subsystem module solutions directly to OEMs, ODMs and their suppliers who sell devices or applications to consumers, other OEMs or service providers (cable) within the cable, DTV and automotive entertainment electronics markets. The devices or applications that our customers produce include cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; and digital/analog television systems, including HDTV and PC/TV multimedia products. We also market and sell to third-party manufacturers and to distributors who sell directly to OEMs and ODMs. We engage with customers at multiple levels within their organizations, provide design and systems services and applications engineering support, and align our product roadmaps to meet their product requirements.

We supplied our ICs and module products to more than 50 customers or their contract manufacturers worldwide during 2009, including the following:

Cable: Advanced Digital Broadcast, ARRIS, Cisco, Hitron, Humax, Motorola, Pace, Panasonic and Samsung.

Automotive Entertainment Electronics: Delphi Delco Electronics (formerly Fuba), Harman Becker Automotive Systems, Hirschmann Car Communications, Lear Automotive, Magneti Marelli, Panasonic Automotive Systems and Pilkington.

Digital Television: Geniatech, Hauppage, Innortech, Kinvon, Pace, Samsung, TiVo, Winstar and Yuan.

See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of net revenue from significant customers and Item 1A., “Risk Factors” for a description of risks associated with our significant customers.

Manufacturing

We use subcontractors for IC wafer production, die packaging and testing. This allows us to eliminate the high capital requirements of owning and operating semiconductor fabrication, packaging and test facilities. It also enables us to focus on the design of our IC products as well as providing engineering support to our customers, where we believe we have the best opportunity to create and maintain a competitive advantage.

We have established relations with IC wafer foundries, IBM, TowerJazz, TSMC and X-FAB, to help ensure our future demands are in line with their manufacturing technology roadmaps and capacities. These foundries offer mature BiCMOS and advanced CMOS production processes. In addition, IBM and TowerJazz offer silicon germanium (SiGe) process technology. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. See Item 1A., “Risk Factors” for a description of risks associated with reliance upon third-party suppliers.

We use Amkor in South Korea and in the Philippines, ASE in South Korea, Cirtek Electronics in the Philippines and SPIL in China for IC packaging and final test. We use Criteria Labs in Austin, Texas for wafer probe and in Penrose, Colorado for tape and reel packaging. We also use ISE in Austin, Texas for wafer probe. We also perform RF testing at our facility in Plano, Texas. Our reliance on these subcontractors and on certain third-party test equipment manufacturers involves risks such as reduced control over delivery schedules, quality assurance and other related costs. See Item 1A., “Risk Factors.”

During 2005, we entered into a five-year Manufacturing Agreement with Ionics EMS, Inc. (Ionics), a leading provider of electronics manufacturing services in the Philippines. This agreement will expire in May 2010. We are exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. In 2009, approximately 19% of our total net revenue was derived from the sale of our module products that were primarily manufactured by Ionics. See Item 1A., “Risk Factors.” We also use Katek in Germany to build a small portion of our RF module products.

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

Although the specific basis on which we compete varies by market, we believe that the principal factors common to all our markets are:

•	Conformity to industry standards;

•	Performance improvements;

•	Price reductions;

•	Power consumption;

•	Differentiating product features;

•	Time-to-market for new products;

•	Quality and reliability;

•	Application engineering support; and

•	Adaptability and flexibility to meet customers’ and target markets’ requirements.

Cable

Our competitors in the cable market include Alps, Anadigics, Broadcom, Entropic, Maxlinear, NuTune, NXP Semiconductors and Samsung Electro-Mechanics.

Automotive Entertainment Electronics

Competitors in the automotive entertainment electronics market include Alps, Atmel, DiBcom, Maxim, Maxlinear, NXP Semiconductors and STMicroelectronics.

Digital Television

Our competitors in the digital television market include Alps, Maxlinear, NuTune, NXP Semiconductors, Silicon Labs, Xceive, Xuguang, as well as the captive tuner divisions of all the major consumer brands, including Konka, LG, Panasonic, Samsung Electro-Mechanics, Sanyo, Sharp, Sony and Toshiba. Our demodulator competitors in the digital television market include vendors of dedicated silicon demodulators including Altobeam, Guoxin, HDIC, Legend Silicon, LG, MaxScend, NXP Semiconductors, Silicon Labs, SONY, STMicroelectronics and Trident, as well as vendors of DTV or set-top box systems on a chip (SOCs) that integrate silicon demodulator functions inside these SOCs, including Mediatek/MTK, MorningStar/Mstar, Renesas, Sanyo, STMicroelectronics and Zoran.

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

Beginning in July 2006, our product shipments into certain regions of the world were required to conform to the European Union’s directive for the restriction of certain hazardous substances (RoHS) in electrical and electronic equipment. All of our silicon products and applicable subsystem module solutions are currently RoHS-compliant. See Item 1A., “Risk Factors.”

Employees

As of December 31, 2009, we had a total of 276 employees worldwide, including 174 in research and development, 39 in sales and marketing and 63 in operations, finance and administration. Of these employees, 134 were located in the United States.

ITEM 1A.	RISK FACTORS.

Our success depends on the growth of the cable, automotive entertainment electronics and DTV markets generally, the demand for our products within these markets specifically and the success of our customers.

We derive our revenue from sales of our products into cable, automotive entertainment electronics and DTV applications or devices within the cable, automotive entertainment electronics and DTV markets. These markets are characterized by:

•	intense competition;

•	rapid technological change;

•	long design cycles; and

•	short product life cycles, especially in the PC and consumer electronics markets.

The cable, automotive entertainment electronics and DTV markets may not grow in the future as anticipated or a significant market slowdown may occur. Further, demand for applications or devices that include our products or are targeted by our products, in particular, cable television set-top boxes; high-speed voice and data cable modems; car audio, television and antenna amplifier systems; integrated digital televisions, including high-definition televisions; digital-to-analog converter boxes; and PC/TV multimedia products may not grow at a rate sufficient for us to sustain profitability, or our customers’ market share may decline, even though demand in general is high, which would also adversely affect our financial results. Because of the intense competition in the cable, automotive entertainment electronics and DTV markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications and devices, it is difficult to predict the potential size and future growth rate of the markets for our products. In addition, the cable, automotive entertainment electronics and DTV markets are transitioning from analog to digital standards, as well as expanding to new services, such as interactive television, portable television and on-demand services. The future growth of our product markets is dependent upon market acceptance of our customers’ applications and devices that incorporate our technologies and address the cable, automotive entertainment electronics and DTV markets, and we cannot assure you that our customers’ products and consequently, our underlying technologies, will be accepted by any of the end customers in these markets. If the demand for our products is not as great as we expect, if we are unable to produce competitive products to meet that demand or if we are otherwise unable to capitalize on market opportunities, we may not be able to generate revenue growth or profitability.

The current economic slowdown has negatively impacted our business. A delay in economic recovery could have a negative impact on our business, potentially resulting in additional significant operating losses and a decrease in our net cash position. Cost control activities may not be as successful as planned and reduced product development and customer design activity levels could result in decreased long-term business prospects.

The current economic slowdown is affecting all of our target markets and it is difficult to estimate the duration and significance of the slowdown and the resulting negative impact on our business. Our ability to manage expenses to a level commensurate with reduced business levels is difficult given our reduced visibility and the fixed nature of certain expense categories. Furthermore, due to the vital importance of research and development activities to our future product development, it could be difficult to reduce our research and development spending materially without jeopardizing our current position as an RF technology leader. Consequently, our efforts to control and reduce expenses may not be enough to maintain profitability, and we may incur significant operating losses and use a portion of our cash reserves.

The negative impact on operating results may preclude us from paying cash incentive compensation which could negatively affect employee morale. We may also see a continued negative impact on our stock price, significantly reducing or eliminating the financial benefit of long-term equity incentives, which could also negatively affect employee morale and impact our efforts at employee retention.

We are dependent on our D&O insurance carriers for the reimbursement of certain ongoing and substantial legal expenses incurred by certain former officers of the Company who are involved in litigation with the SEC related to its investigation into our historical stock option granting practices. Currently, approximately half of our $20 million policy has been consumed by the defense of these individuals. Should the remaining coverage be exhausted, our financial results could be materially and adversely affected.

The exhaustion of our D&O insurance coverage could materially and adversely affect our results of operations and financial condition. Through December 31, 2009, we have received cumulative reimbursements of $9.4 million and have a receivable of $1.4 million for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carriers.

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

We have historically derived a substantial portion of our revenue from sales to a relatively small number of significant customers and we expect this trend to continue. The loss of any significant customer would significantly harm our revenue. Net revenue from customers, including sales to their respective manufacturing subcontractors, exceeding 10% of net revenue was as follows:

	Year Ended December 31,
	2009	2008	2007
Cisco	29%	29%	32%
Unihan (1) (2)	14%	13%	18%
Panasonic	13%	12%	*
Samsung	10%	*	*
Ten largest customers	86%	85%	82%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

In light of uncertain economic recovery, our significant customers may curtail certain research and development spending which could impact the deployment of our latest generation products, which are designed to replace older technology products. A decision by any of our significant customers to curtail certain research and development spending could have a material adverse effect on our business, results of operations and future prospects.

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

We believe that our future results of operations will continue to depend on the success of our significant customers, on our ability to sell existing and new products to these customers in significant quantities and without significant price erosion and on our ability to diversify our customer base. To attract new customers or retain existing customers, we may offer certain customers very attractive prices on our products, which could impact our overall pricing strategy. In that event, our average selling prices and gross margins would decline. Uncertain economic recovery could cause our customers to ask for greater pricing concessions. The loss of a significant customer, a reduction in sales to any significant customer or a significant decrease in our sales prices made to retain a significant customer would adversely impact our revenue and consequently our results of operations and financial condition.

We generate the vast majority of our net revenue and income from the cable market. Market specific risks affecting the cable market could result in significantly decreased net revenue and income.

We face significant competition from other module and silicon tuner suppliers as we compete for business with certain key set-top box and high-speed cable modem manufacturers. Protecting our share of this market and our ability to capture future growth opportunities in this market will depend on our ability to develop products that anticipate the needs of our customers, develop products in the timeframes required by our customers, and develop products at a cost that is attractive to our customers. If we are not successful, we may lose share of this market, or potentially lose a significant customer, which would have a material adverse effect on our financial condition and results of operations.

Our customers in the cable market face significant competition from other set-top box and high-speed cable modem manufacturers as they target the business of key cable service providers on a global basis. We also rely on our customers’ abilities to develop products that meet the needs of the cable service providers, in terms of functionality, performance, availability and price. If our customers do not successfully compete, they may lose market share, which would negatively impact our financial condition and results of operations.

Cable service providers face significant competition from communications carriers (including, in many cases, traditional telecommunications companies) and satellite service providers as they compete for customers in terms of video, voice and data services. We are also dependent on the ability of the cable service providers to effectively compete against communications carriers and satellite service providers. If the cable service providers do not successfully compete, they may lose market share, which would have a material adverse effect on our financial condition and results of operations.

Market specific risks affecting the iDTV, PC/TV and television peripheral market segments of the DTV market could impair our ability to compete successfully in that market.

The market for DTV applications in iDTVs, PC/TVs and television peripherals is characterized by various market-specific risks, any of which may adversely affect our ability to compete in that market.

Examples of market-specific risks affecting these market segments include:

•

the risk that module products that offer the same or similar functionality as our silicon solutions will continue to be used by OEMs and will be viewed as more attractive by our current and potential customers, including the use by our potential customers of “captive” module suppliers due to more favorable economic terms;

•	the risk that module products that offer the same or similar functionality as our silicon solutions will be sold at lower prices than our silicon solutions;

•

the risk that silicon products that offer the same or similar functionality as our silicon solutions will be sold at lower prices than our silicon solutions by competitors willing to accept lower gross margins to obtain design wins;

•	the risk that complex DTV or STB SOCs will integrate the demodulation function and be more readily accepted by the market than our standalone demodulator solutions;

•	the risk that the iDTV market will not be as large as anticipated or our share of the market will be lower than anticipated;

•	the risk that the terrestrial STB market will not be as large as anticipated or our share of the market will be lower than anticipated;

•	the risk that the PC/TV market will not be as large as anticipated or our share of the market will be lower than anticipated;

•	the risk that performance requirements for the PC/TV market are less stringent and thereby increase the competitive element in this market;

•

the risk that the suppliers of module products who currently sell products to television manufacturers that we are currently targeting with our silicon solutions may lower their prices, including to levels below their cost, in order to protect their existing relationships, thereby making our silicon solutions uncompetitive from a customer cost perspective;

•	the risk that we will be unable to develop silicon solutions that meet the performance requirements of our customers;

•	risks related to systems integration and other risks, including the timing of open design windows, inherent in the highly complex design-in process of the products designed to address this market;

•	the risk that we will not be able to finalize the highly complex design-in process for a particular customer application during the narrow customer design window;

•

the risk that module products implementing our silicon solutions will not be selected by potential end customers due to the economics of the entire module solution where other components are unattractively priced;

•	the risk that our products will not have the feature set desired by our customers or will not be architecturally compatible with other components in the customers’ designs;

•	the risk that an influx of entrants into the DTV market due to the transition to all digital broadcasts will accelerate average selling price erosion; and

•

the risk that multi-standard, multi-band, universal television solutions will be preferred by DTV manufacturers and our multi-standard, multi-band, universal television products may not meet performance expectations or be available in the necessary timeframe.

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

The markets in which we compete are intensely competitive and are characterized by rapid technological changes, increasing degrees of component integration, evolving industry standards and price erosion. We cannot assure you that we will be able to compete successfully against current or new competitors. This competition has resulted and may continue to result in declining average selling prices for our products and a corresponding reduction in our ability to recover research and development and manufacturing costs. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target markets. We compete with, or may in the future compete with, a number of major domestic and international suppliers of integrated circuit and system modules in the cable, automotive entertainment electronics and DTV markets. In most cases, we compete directly against system module solutions or against other integrated circuit module substitute products similar to our own. In some cases, our product is used inside a system module, in which case we compete against a large number of IC solutions providing various levels of integration. Companies providing system module solutions against whom we compete include captive and non-captive module suppliers such as Alps, Mitsumi, Panasonic Electronic Devices, Samsung Electro-Mechanics, Sanyo, Sharp, Sony, Toshiba and TTE. Integrated circuit companies against whom we compete for designs within system modules or compete for discrete designs intended to replace system modules include Anadigics, Broadcom, Entropic, Maxim, Maxlinear, NuTune, NXP Semiconductors and Xceive. Average selling prices for products offered by competitor tuner module manufacturers continue to erode substantially, causing our silicon product offerings to be less attractive to potential customers and further limiting our design win opportunities, especially in the DTV market.

Many of our current and potential competitors have advantages over us, including:

•	longer operating histories and established market positions in key markets;

•	greater name recognition;

•	access to larger customer bases;

•	significantly greater financial, sales and marketing, manufacturing, distribution, management, technical and other resources;

•	existing relationships with potential customers as a result of the sales of other components, which can be leveraged into sales of products competitive with our products;

•	existing relationships with partners in joint ventures or investing activities, which can be leveraged into sales of products competitive with our products; and

•	broader product and service offerings that may allow them to compete effectively by bundling their tuner products with their other products and services, by legal or illegal means.

As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the development, promotion and sale of their products which may harm our current market position and impact our ability to enter or compete effectively in new markets. If we do not compete successfully, we may lose market share of our existing markets, our gross margins may fail to increase or may decline, and we may experience other material adverse effects on our business, financial condition and results of operations.

Our success is highly dependent on our relationships with our strategic IC partners.

Our RF products are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, we have relied on informal strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to our mutual end customers. Although we work in concert with our third-party demodulator partners to complete highly functional reference designs, we have no control over our partners’ future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator partner to continue to support our products. Likewise, our ability to acquire new customers is highly dependent on the cooperation of third-party demodulator manufacturers. If such third-party manufacturers decide to partner with our competitors or to provide their own tuner solution, we would effectively be prevented from selling our products to potential new customers. Additionally, if a strategic third-party demodulator partner lacked the technical resources or expertise to complete a reference design in a timely fashion, we may lose an opportunity with a customer even though our tuner product was completed on time and was a compelling product to the customer. Furthermore, our dependence on these third-party demodulator manufacturers often limits the strategic direction of the company. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our recent acquisition of Auvitek, a supplier of advanced DTV demodulator ICs, may negatively impact our relationships with our demodulator partners. Additionally, certain of our demodulator partners may become insolvent in the current economic environment. We often partner with companies that provide demodulation and/or decoding ICs for our mutual customers or partner with captive divisions within our customers. These partners have included AMD, Guoxin, Mediatek, Micronas, Realtek, STMicroelectronics, Trident, Texas Instruments and Zoran.

If any of our current or prospective demodulator partners were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products or were to go out of business, we would be effectively designed out of current and potential customers’ products and this could have a material adverse effect on our business, results of operations and our future prospects.

If we do not offer a competitive solution for applications where competitors offer integrated tuner/demodulator products, we may lose significant market share to our competitors.

If we cannot offer an attractive solution for applications where our competitors offer fully integrated tuner/demodulator products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator solutions targeting high performance cable or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. We recently announced an integrated tuner/demodulator solution for DTV applications and currently rely on strategic demodulator partners for cable applications.

The average selling prices of our products will likely decrease over time. If the selling price reductions are greater than we expect, or if we are unable to effectively counter average selling price erosion through product cost reduction, our results of operations may be adversely affected.

Historically, the average selling prices of our products have decreased over their lives. In addition, as the markets for RF integrated circuit, demodulator and module products continue to mature, we believe that it is likely that the average unit prices of our products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions, competitive product bundling and a transition in our markets from higher priced module products to lower priced integrated circuits. In addition, uncertain economic recovery could cause our customers to ask for greater pricing concessions in response to pricing pressure from their end customers. To offset these decreases, we expect to primarily rely on achieving manufacturing cost reductions for existing products and introducing new products with higher levels of integration and greater performance that can be sold at higher average selling prices.

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

The timing of our design-in activities with key customers and prospective customers may not align with their open design windows, which may or may not be known to us, making design win predictions more difficult. It may be difficult for us to determine our customers’ design window timing. If we miss a particular customer’s design window, we may be forced to wait an entire year or even longer for the next opportunity to compete for the customer’s next design. Because the timing of our design-in activities with key customers and prospective customers are not always aligned with these customers’ open design windows, it is extremely difficult for us to make design win predictions. Any failure to complete a design-in during a customer’s design window may eliminate or substantially delay revenues from certain target customers and markets, which could have a material adverse effect on our business, results of operations and future prospects.

Other solutions for the cable, automotive entertainment electronics and DTV markets compete with some of our solutions. If these solutions prove to be more reliable, faster, less expensive or more popular than our solutions, the demand for our products and our revenue may decrease.

Some of our target market segments, such as cable modem and cable telephony services, are competing with a variety of non-RF based broadband communications solutions, including digital subscriber line (DSL) technology and certain fiber to the home solutions. Many of these technologies compete effectively with cable modem and cable telephony services and do not require RF tuners like the ones that we sell. If any of these competing technologies are, or are perceived to be, more reliable, faster, less expensive, able to reach more customers or have other advantages over RF broadband technology, the demand for our products may decrease, which would cause our revenue to decrease accordingly. Also, some of the consumer devices that currently incorporate our products, e.g., televisions, may not use our products in the future. Such changes in device features or functionality could adversely affect our business, results of operations and future prospects.

Industry participants may consolidate or establish financial or strategic relationships, adversely impacting our ability to compete in our markets.

Consolidation by industry participants, such as acquisitions of our customers, suppliers or partners by our competitors, or acquisitions of our competitors by our customers, suppliers or partners, could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third parties. These new competitors or alliances among competitors could emerge rapidly and acquire significant market share. In addition, some of our suppliers or partners offer or may offer products that compete with our products. Further, we rely upon some of our partners for certain joint reference design and marketing activities and some of our products are incorporated in some of our partners’ reference designs that are provided to potential customers. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

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

•

inconsistent or non-linear quarterly revenue that may result from our entry into new markets or new consumer products because our customers may have difficulty accurately determining the initial demand for their new products;

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

Any future success will depend, in large part, upon our ability to develop new products for existing and new markets, our ability to introduce these new products in a cost-effective and timely manner, and our ability to meet customer specifications and convince leading manufacturers to select these new products for design into their new products. Developing new products and improving our existing products requires substantial continuing investments of engineering resources. We have often encountered and continue to encounter difficulties attracting and retaining the highly sophisticated engineering personnel required to timely develop our products and meet our customers’ design windows. In addition, the development of new products is highly complex and, from time to time, we have experienced delays in completing the development and introduction of new products. In addition, some of our new product development efforts are focused on producing silicon products utilizing architectures and technologies with which we have little or no experience, and delivering performance characteristics, such as low power consumption, at levels that we have not previously achieved. Our success at addressing our target markets will often depend on our ability to co-develop certain integrated products with certain partners. These co-development efforts involve inherently higher development risk and because they involve third-parties, they provide us with less control over the development effort. In addition, some of our past research and development efforts have failed. Successful product development depends on a number of factors, including:

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

Due to the relatively small size of our product design team, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. As a result of these factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. These failures would have a material adverse effect on our business, financial condition and results of operations.

We are subject to order and shipment uncertainties with respect to our products, and if we are unable to accurately predict customer demand for these products, we may incur excess or obsolete inventory, which would reduce our profit margin, or we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

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

The sales cycle for our products is long, and we incur substantial non-recoverable expenses and devote significant resources to sales that may not be realized when anticipated, if at all.

Our customers, and sometimes their customers, typically conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our products. These evaluation processes are frequently lengthy and may range from three months to one year or more. As a result, we expend significant financial and human resources to develop customer relationships before we realize any revenue from these relationships. In fact, we may never realize any revenue from these efforts. In many situations, our customers design their products to specifically incorporate our products, and our products must be designed to meet their stringent specifications. This process can be complex and may require significant engineering, sales, marketing and management effort on our part. This process may also require significant engineering and testing by our customers and, if our customers do not have sufficient capabilities to complete the process, they may become dissatisfied with our products, and our business and results of operations could be materially adversely affected.

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

Net revenue from outside of North America was 70%, 68% and 64% for 2009, 2008 and 2007, respectively. We plan to increase our international sales activities by adding international sales personnel, sales representatives or distributors. Our international sales will be limited if we cannot do so. Even if we are able to expand our international operations, we may not succeed in maintaining or increasing international market demand for our products which could have a material adverse effect on our financial condition and results of operations.

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

We extend credit to our customers, sometimes in large amounts, and there is no guarantee every customer will be able to pay our invoices when they become due. At various times, our accounts receivable is concentrated in a few customers.

As part of our routine business, we extend credit to customers purchasing our products. At December 31, 2009, approximately 55% of our net accounts receivable was due from five of our customers. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices.

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

Governmental regulation could place constraints on our customers and consequently reduce their demand for our products. The Federal Communications Commission, or FCC, has broad jurisdiction over several of our target markets in the United States. Similar governmental agencies regulate our target markets in other countries. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which our products are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for our products will decrease if equipment incorporating our products fails to comply with FCC specifications.

Our dependence on a single manufacturing facility and a single subcontractor for almost all of our subsystem module solutions could jeopardize our operations.

The majority of our subsystem module solutions manufacturing operations are subcontracted to Ionics EMS, Inc. (Ionics) under a manufacturing agreement entered into during 2005. This agreement expires in May 2010. Such operations are conducted at a single facility in Manila, Philippines. In 2009, approximately 19% of our total net revenue was derived from the sale of our module products that were primarily manufactured by Ionics.

We are exposed to manufacturing risks as a result of our dependence on a single manufacturing facility and a single sub-contractor for our subsystem module solutions. Such risks include lack of control over delivery schedules, manufacturing yields, quality and fabrication costs and the risk of material supply disruptions due to labor disputes, terrorism, political unrest, war, process abnormalities, human error, theft, government intervention, or a natural disaster such as a fire, earthquake, or flood. If we encounter any significant delays or disruptions, including those caused by our subcontractor’s inability to procure component parts or supply us with product, we may not be able to meet our manufacturing and testing requirements, which could cause a significant delay in our ability to deliver our products, resulting in losses and potential enforcement of contractual “line down” clauses by our customers, potentially subjecting us to legal expenses and settlement payments. Additionally, our subcontractor could decide not to renew the manufacturing agreement with us, elect to close its production facility or require us to move to another production facility or subcontractor. Any resulting delay could result in increased expense and costs and could have a material adverse effect on our business and results of operations.

We depend on third-party wafer subcontractors to manufacture all of our integrated circuit products, which reduce our control over the integrated circuit manufacturing process and could increase costs and decrease the availability of our integrated circuit products.

We do not own or operate a semiconductor fabrication facility. We primarily rely on IBM, TowerJazz, TSMC and X-FAB, outside subcontractors, to produce most of our integrated circuit products. Our reliance on third-party suppliers involves risks such as reduced control over delivery schedules, quality assurance and fabrication costs and the risk of material supply disruptions. We do not have a long-term supply agreement with our subcontractors and instead obtain manufacturing services on a purchase order basis. Our subcontractors have no obligation to supply products to us for any specific period or in any specific quantity, except as set forth in a particular purchase order. Our requirements, generally, represent a small portion of the total production capacity of these subcontractors, and they may reallocate capacity to other customers even during periods of high demand for our integrated circuits. If our subcontractors were unable or unwilling to continue manufacturing our integrated circuits, our business would be materially adversely affected. In such an event, we would be required to identify and qualify substitute subcontractors, which would be time consuming and difficult, and may result in unforeseen manufacturing and operational problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services. If we do not qualify or receive supplies from additional subcontractors, we may be exposed to increased risk of capacity shortages due to our dependence on IBM, TowerJazz, TSMC and X-FAB. In addition, the processing of our IC products is specific to the manufacturing processes of a given supplier and substantial lead-time would be required to move the specific product to another supplier, if it were possible at all. Although we have begun using TowerJazz as an alternate source for certain of our IC products, there can be no assurance that the establishment of an alternate manufacturing source would successfully mitigate the risks identified above.

We depend on third-party subcontractors for integrated circuit probing, packaging and testing, which reduces our control over these processes and could result in increased costs and decreased availability of our integrated circuit products.

Our integrated circuit products are probed, packaged, and/or tested by independent subcontractors, including Amkor, ASE, Cirtek Electronics, ISE, SPIL and Criteria Labs, using facilities located in South Korea, Philippines, China and the United States. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Furthermore, our subcontractors are dependent on certain third-party test equipment manufacturers. Our reliance on these subcontractors and on certain third-party test equipment manufacturers involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of probing, packaging and testing our products. If these subcontractors are unable or unwilling to continue to provide probing, packaging and testing services of acceptable quality, at acceptable costs and in a timely manner, it could have a material adverse effect on our business. In such an event, we would be required to identify and qualify substitute subcontractors, which could be time consuming and difficult and may result in unforeseen operational problems.

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

For many of our products, our manufacturing lead-time is greater than the delivery lead-times we quote our customers. Therefore, in many cases we routinely manufacture or purchase inventory based on estimates of customer demand for our products, which demand is difficult to predict. The cancellation or re-scheduling of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory that could substantially harm our business, financial condition and results of operations. In addition, our inability to produce and ship products to our customers in a timely manner could harm our reputation and damage our relationships with our customers.

The semiconductor industry is cyclical. If there is a sustained upturn in the semiconductor market, there could be a resulting increase in demand for foundry and other subcontracted services, significantly reducing product availability and increasing our costs.

The semiconductor industry periodically experiences increased demand and production capacity constraints. An increase in demand for semiconductors could substantially increase the cost of producing our products, and consequently reduce our profit margins. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions.

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

Our ability to sell our products may be adversely affected if it is determined that we or our customers infringe on the intellectual property of a third-party or if any of our issued patents are determined to be invalid.

The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in significant and often protracted and expensive litigation. Our customers may be subject to infringement claims for their products which incorporate our products. If any claims of infringement are made against any of our customers, our customers may seek to involve us in the litigation and demand indemnification from us. The resolution of such a claim against our customer may cause our customer to reduce or completely eliminate marketing its infringing product, which would decrease our sales of products to this customer. Further, if our customer were to prevail in its claim for indemnification against us, or if we were found to infringe any third-party intellectual property, we could be required to:

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

We sometimes rely on third parties to provide technology that is used in our demodulator products. In the future, we may license third-party intellectual property to speed our product development efforts. Any failure of our vendors, suppliers or licensors to provide this technology could have a material adverse effect on our business.

We incorporate third-party technology into and with some of our products, and we may make greater use of licensed third-party technology in our future products. The operation of our products could be impaired if errors occur in the third-party technology we use. It may be more difficult for us to correct any errors in a timely manner if at all because the development and maintenance of the technology is not within our control and because we may not have the expertise to make corrections to these errors. Furthermore, there can be no assurance that these third parties will continue to make their technology, or improvements to the technology, available to us, or that they will continue to support and maintain their technology. Further, due to the limited number of vendors of some types of technology, it may be difficult to obtain new licenses or replace existing technology. Once third-party technology is incorporated into our product designs, we are extremely dependent on that technology for the life of the product. If we were forced to stop utilizing that third-party technology, our product may immediately become obsolete or unsalable. Additionally, using third-party intellectual property puts us at risk of intellectual property litigation related to this technology and our third-party technology providers may not be able to indemnify us fully in the event of any such litigation. Any impairment of the technology or our relationship with these third parties could have a material adverse effect on our business.

If we do not anticipate and adapt to evolving industry standards in the cable, automotive entertainment electronics and DTV markets, or if industry standards develop faster or slower than we expect, our products could become obsolete and we could lose market share.

Applications and devices for cable, automotive entertainment electronics and DTV markets often are based on industry standards that are continuously evolving. We have often directed our development toward producing products that comply with these evolving standards. In some cases, the development of these standards takes longer than originally anticipated. The delayed development of a standard in our target markets has and could result in slower deployment of new technologies, which could harm our ability to sell our products, or frustrate the continued use of our proprietary technologies, due to the anticipation of the deployment of a standard. The acceleration or delay in the development of these industry standards could result in fewer manufacturers purchasing our products in favor of continuing to use the proprietary technologies designed by our competitors. Such accelerated or delayed development of industry standards and the resulting accelerated or delayed deployment of new technologies would result in diminished and/or delayed revenue and consequently harm our business. Additionally, our competitors may attempt to relax anticipated standards that we have expended significant research and development funds to meet, thereby eliminating any technical advantages that our products may have. Further, if new unexpected industry standards do emerge, and we have failed to accurately anticipate or design products that meet such standards, our products or our customers’ products could become unmarketable or obsolete.

Our ability to adapt to changes and to anticipate future standards and the rate of adoption and acceptance of those standards is a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards for our products in the cable, automotive entertainment electronics and DTV markets, or to develop and introduce new products that are functionally and economically competitive into these markets, could result in diminished revenue and, consequently, harm our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to comply with these evolving standards.

We have experienced volatility in our stock price and it may fluctuate in the future. Therefore, you may be unable to resell shares of our common stock at or above the price you paid for them.

The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future. For example, during 2009, our common stock traded at prices as low as $1.32 and as high as $2.65 per share. Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

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

A significant portion of our international revenue and expenses are denominated in foreign currencies, primarily the Euro, and we have experienced significant fluctuations in our financial results due to changing exchange rates rather than operational changes. For example, the foreign currency exchange loss was $0.2 million in 2009. We expect to continue to rely significantly on international sales and foreign subcontractors for the foreseeable future. As a result, we expect currency fluctuations to continue, and such fluctuations may significantly impact our financial results in the future. Currently, we do not engage in currency hedging activities, and in the future, we may choose to engage in currency hedging activities to reduce these fluctuations, which may or may not prove to be successful.

Any future stock repurchase programs may not enhance long-term stockholder value, could increase the volatility of the price of our common stock and diminish our cash reserves.

Any future repurchases pursuant to a stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.

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

Our results of operations were and may continue to be adversely impacted by the worldwide macroeconomic downturn. As a result of this adverse impact on our business and general investor concern regarding the current economic crisis, the market price of our common stock may be negatively impacted.

In late 2008 and during 2009, general worldwide economic conditions experienced a downturn due to the effects of the lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products, which delayed and lengthened sales cycles. Forecasted demand of many of our customers declined in 2009 and as a result, we experienced order push-outs and cancellations. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the semiconductor industry, generally, or in the cable, automotive entertainment electronics or DTV markets specifically. If the cable, automotive entertainment electronics or DTV markets continue to significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

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

Beginning in July 2006, our product shipments into certain regions of the world were required to conform to the European Union’s directive for the restriction of certain hazardous substances (RoHS) in electrical and electronic equipment. All of our silicon products and applicable subsystem module solutions are currently RoHS-compliant. We currently ship certain modules containing lead under waivers allowed under the RoHS directive. If these customers cannot continue sourcing these products under conditions of the RoHS directive, and if they are unable to re-quality the lead-free versions of these products or our subsystem module manufacturers are unable to meet the RoHS/lead-free standards in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

Our international operations, including our operations in Germany, Japan, Taiwan, China, South Korea and the United Kingdom, the operations of our international suppliers and our overall financial results may be adversely affected by events that occur in or otherwise affect these countries.

We currently have facilities and suppliers located outside of the United States, including research and development operations in Germany and China and sales offices in Japan, Taiwan, China, South Korea and the United Kingdom. Other than IBM, TowerJazz, ISE and Criteria Labs, substantially all of our suppliers are located outside the United States, and substantially all of our products are manufactured outside the United States. As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries. For example, if the Philippines government enacts restrictive laws or regulations, or increases taxes paid by manufacturing operations in that country, the cost of manufacturing our products in the Philippines could increase substantially, causing a decrease in our gross margins and profitability. In addition, if any country, including the United States, imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated. Local economic and political instability in areas in the Far East, in particular in the Philippines, China and South Korea, where there has been political instability in the past, could result in unpleasant or intolerable conditions for workers, and ultimately could result in a shutdown of our facilities or our subcontractor’s facilities.

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

Additionally, if we do not meet any future hiring targets, we may be unable to support our key prospective customers and we may lose the ability to enter large emerging markets, resulting in a material adverse effect on our future prospects. We rely heavily upon equity compensation incentives, such as equity awards to purchase or receive our common stock to attract, retain and motivate such personnel. The equity incentives of our competitors and other elements of our competitors’ compensation structures, particularly cash compensation, may be significantly more attractive than the compensation packages we offer. In addition, due to the current market price of our common stock, most, if not all, of our outstanding stock option awards are “out-of–the-money,” further hampering our ability to retain our personnel.

With respect to retaining personnel, the market price of, or other price attainable for, our common stock directly affects the relative attractiveness and effectiveness of our equity awards as a recruiting and retention tool. In the past, our common stock price has been substantially higher than currently prevailing prices. Any future poor operating performance we experience may cause the price of our common stock to decline from current levels. A lower market price of our common stock, along with any related deterioration in the morale of our personnel regarding this component of their compensation, may result in our loss of personnel, including key personnel and executive management. These personnel losses could reasonably be expected to have a prompt, material and adverse effect on our business and operations.

Additionally, we may have to explore the possibility of opening design centers in locations where attractive candidates prefer to live. In prior years, we opened design centers in Plantation, Florida and in Boulder, Colorado in order to acquire additional engineering talent. To the extent we pursue the strategy of opening additional remote locations, our cost structure may increase at a higher rate than if attractive candidates were employed at existing facilities.

Finally, our recent reduction in force and restructuring, which was announced in October 2009, may negatively impact the morale of our remaining key engineering personnel and make them more likely to entertain offers of employment from our competitors. Our competitors routinely attempt to hire our key engineering personnel and we noticed increased recruitment efforts immediately following the public announcement of our reduction in force.

The competition for attracting qualified candidates is intense, particularly in the RF silicon and RF systems industries. Our ability to attract qualified candidates is essential to any success we may have in the future. For the reasons described above, there can be no assurance that we will be able to continue to attract, retain and motivate qualified technical, management, and other candidates necessary for the design, development, manufacture and sale of our products in the future.

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

We are at risk of future securities class action and stockholder derivative litigation. Litigation filed in the future could result in substantial costs to us, drain our resources and divert our management’s time and attention.

Securities class action and stockholder derivative complaints could be filed against us in the future. Any such litigation could result in significant defense costs, reductions in our cash balances, distractions to management and could have a material adverse effect on our business and financial condition.

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

Our business could be negatively affected as a result of a threatened proxy fight and other actions of activist stockholders.

On December 23, 2009, an activist stockholder group declared its intention to nominate four individuals for election to replace members of our Board of Directors at the 2010 annual stockholders’ meeting. We are currently in discussions with such group, however, if an agreement is not reached, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	perceived uncertainties as to our future direction may impact our ability to attract and retain qualified personnel and affect existing and potential collaborations or strategic relationships; and

•

if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans, which could have a material adverse effect on our results of operations and financial condition.

These actions could cause our stock price to experience periods of volatility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Our Plano location includes administrative, finance, operations, research and development and sales and marketing functions and consists of approximately 44,000 square feet. Our lease in Germany, where we lease approximately 35,000 square feet for our research and development facility, has a twenty-two year term, which began in December 1999. In addition, we lease a research and development facility in Shanghai, China under an operating lease with a two year term, which began in September 2009, and consists of approximately 16,000 square feet. We also lease design centers in San Jose, California, Boulder, Colorado and Plantation, Florida and sales and technical support offices in Irvine, California; Duluth, Georgia; Raleigh, North Carolina; Tokyo, Japan; Taipei, Taiwan; Shenzhen, China; Seoul, South Korea and Basingstoke, United Kingdom. We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed.

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

Our common stock is traded on The NASDAQ Global Market under the symbol “TUNE.” The following table shows the range of quarterly high and low sales prices from January 1, 2008 through December 31, 2009. On February 5, 2010, the closing price of our common stock was $2.20 as quoted on The NASDAQ Global Market.

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$2.17	$1.32	$6.59	$3.40
Second Quarter	$2.65	$1.80	$4.50	$3.20
Third Quarter	$2.39	$1.77	$3.85	$2.60
Fourth Quarter	$2.34	$1.65	$2.89	$1.60

As a result of both investor concern and uncertainty in demand for our products due to the current economic crisis, the market price of our common stock has declined significantly and may continue to decline. In addition, we believe factors such as quarterly fluctuations in results of operations; announcements by us, our competitors or our customers; technological innovations; new product introductions; governmental regulations; litigation or changes in earnings estimates by analysts may cause the market price of our common stock to fluctuate, perhaps substantially. The stock prices of many technology companies fluctuate widely for reasons that may be unrelated to their operating results. The broad market and industry fluctuations may also adversely affect the market price of our common stock.

The following table presents information with respect to our purchases of our common stock during the fourth quarter of 2009:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31	—	—	—	—
November 1—November 30
Employee transactions (1)	862	$1.77	—	N/A
December 1—December 31	—	—	—	—
Total
Employee transactions (1)	862	$1.77	—	N/A

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from December 31, 2004 through December 31, 2009, with the Nasdaq Composite Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Microtune’s common stock and in the above indices on December 31, 2004.

The comparisons in the graph below are based on historical data with our common stock prices based on the closing sales price on the dates indicated and are not intended to forecast the possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

as of December 2009

Assumes Initial Investment of $100

Stockholders

As of February 5, 2010, there were 53,970,086 shares of our common stock outstanding held by 193 holders of record.

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

Recent Sales of Unregistered Securities

On July 31, 2009, we completed the acquisition of Auvitek International Ltd. As partial consideration for all of the outstanding capital stock of Auvitek, we issued 1,000,000 shares of our common stock at a price of $2.06 per share, the market value of the common stock on the date the acquisition was completed. These shares were issued as restricted securities in reliance on the exemption available to us under Rule 506 promulgated under the Securities Act of 1933, as amended, based upon our reasonable belief that each investor was a sophisticated investor and was in a position of access to relevant material information regarding our operations. Each investor delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such share certificates.

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

	Year Ended December 31,
	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
Consolidated Statements of Operations Data:
(In thousands, except per share data)
Net revenue	$74,570	$108,020	$91,141	$69,232	$56,991
Gross margin	38,474	53,329	46,443	34,527	29,661
Income (loss) from operations	(14,437)	5,624	(2,569)	(9,229)	(4,823)
Net income (loss)	(13,299)	6,375	1,144	(5,152)	(2,438)
Basic and diluted income (loss) per common share (6)	$(0.25)	$0.12	$0.02	$(0.10)	$(0.05)

	December 31,
	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
Consolidated Balance Sheets Data:
(In thousands)
Cash and cash equivalents	$32,291	$46,097	$87,537	$38,010	$5,068
Short-term investments	50,000	40,000	—	44,750	77,120
Working capital	90,041	102,015	98,355	91,237	88,494
Total assets	116,171	118,495	117,309	105,602	103,321
Total stockholders’ equity	103,575	108,985	105,224	96,268	94,425

(1)	The consolidated statement of operations and balance sheet data for 2009 reflect a $1.7 million benefit to cost of revenue for the sale of inventory that had previously been written-off as excess, a $1.8 million charge to cost of revenue for inventories that were excess to our demand forecasts, $4.8 million in stock-based compensation expense, a $1.7 million charge to operating expenses for one-time employee termination benefits from a restructuring plan and $0.9 million related to professional fees of our legal firms expensed in connection with the SEC litigation against two of our former officers. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(2)

The consolidated statement of operations and balance sheet data for 2008 reflect a $0.6 million benefit to cost of revenue for the sale of inventory that had previously been written-off as excess, a $0.8 million charge to cost of revenue to recognize liabilities for subcontractor inventories that were excess to our demand forecasts, $4.8 million in stock-based compensation expense, a $0.4 million charge to operating expenses for the fiscal year 2008 incentive compensation program discussed below and $0.4 million in charges to operating expenses related to the derivative litigation, which was dismissed in June 2008, and the related SEC investigation, which was resolved with respect to the Company with a settlement in June 2008. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.

(3)	The consolidated statement of operations and balance sheet data for 2007 reflect a $0.8 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $1.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, $6.1 million in stock-based compensation expense, a $1.6 million charge to operating expenses for the fiscal year 2007 incentive compensation program discussed below, $3.1 million in charges to operating expenses related to professional fees incurred in connection with the restatement of our financial statements filed in January 2007, the related derivative litigation and the related SEC investigation and a $0.6 million charge to income tax expense relating to withholding taxes on certain cross-border transactions. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(4)	The consolidated statement of operations and balance sheet data for 2006 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, $3.3 million in charges to operating expenses related to professional fees incurred in connection with the Audit Committee’s investigation into our stock option granting practices and $5.8 million in stock-based compensation expense. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(5)	The consolidated statement of operations and balance sheet data for 2005 reflect a $1.1 million benefit to cost of revenue for the sale of inventory which had previously been written-off as excess, a $0.7 million benefit to cost of revenue related to replacing Three-Five Systems (TFS) as our RF subsystem module manufacturing partner as described below, a $0.4 million charge to cost of revenue to recognize liabilities for subcontractor inventories which were excess to our demand forecasts, a $0.5 million benefit for the reimbursement of legal fees by insurance carriers, a $0.3 million charge for various income tax and non-income tax liabilities as a result of several ongoing foreign tax reviews and examinations and a $0.3 million foreign currency loss. See “Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of these events.
(6)	See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a description of how the number of shares used to calculate net income (loss) per common share is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We design and market receiver solutions for the cable, automotive entertainment electronics and DTV markets. We operate Microtune as a single business unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors serving multiple end-markets, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our ICs and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. The devices or applications that our customers produce include cable television set-top boxes; DOCSIS®-based high-speed voice and data cable modems; car audio, television and antenna amplifier systems; integrated digital television (iDTV) systems, including high-definition televisions (HDTV); digital-to-analog converter boxes; and personal computer television (PC/TV) multimedia products. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 11%, 14% and 10% of our net revenue from sales made to distributors in 2009, 2008 and 2007, respectively. The decrease in net revenue from sales made to distributors in 2009 was due to increased shipments in 2008 of silicon tuner products for the nonrecurring CECB market segment. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials and wafer fabrication, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue in addition to the amortization of intangible assets. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation (ASC 718), was insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely typical selling price trends and the components of cost of revenue. In 2009, the average selling prices of our products decreased at rates greater than experienced in recent periods. More significant decreases, should they occur, could have a material adverse effect on our gross margins, results of operations and financial condition.

•

Operating Expenses: Operating expenses are substantially driven by personnel-related expenses, including cash and stock-based compensation expense, lab supplies, training, prototype materials, professional fees and insurance expenses. We record stock-based compensation expense in operating expenses in accordance with ASC 718, which has resulted in a significant charge each period as the majority of our employees are classified in this category. We analyze trends in the absolute dollar value and percentage of net revenue for research and development and selling, general and administrative expenses. We also analyze the underlying expense inputs of significant operating expenses.

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

ACQUISITION OF AUVITEK

On July 31, 2009, Microtune completed the acquisition of Auvitek International Ltd. (Auvitek) pursuant to the terms of the Agreement and Plan of Merger (Merger Agreement) dated as of July 10, 2009. Auvitek is a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based in Shanghai, China. Pursuant to the Merger Agreement, Microtune acquired all of the outstanding capital stock of Auvitek. The merger consideration consisted of (i) cash payments totaling $7,066,324, (ii) the issuance of 1,000,000 shares of Microtune common stock and (iii) an earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010. The cash payment total was adjusted based on the final closing balance sheet of Auvitek. In addition to the above described merger consideration, retention arrangements were established for the benefit of certain Auvitek employees, which is being recognized as expense over the requisite service period, and a second earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010 (using the same performance metrics as the earn-out payment for the former holders of Auvitek capital stock). Prior to entering into the Merger Agreement, there were no material relationships between Auvitek and Microtune. The Merger Agreement, the merger and related matters were approved by the boards of directors of each company. See Note 2, “Acquisition of Auvitek International Ltd.,” to the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended December 31,
	2009	2008	2007
Net revenue	100%	100%	100%
Cost of revenue	48	51	49

Gross margin	52	49	51
Operating expenses:
Research and development	38	24	26
Selling, general and administrative	31	20	28
Restructuring costs	2	—	—

Total operating expenses	71	44	54

Income (loss) from operations	(19)	5	(3)
Other income (expense):	2	2	5

Income (loss) before income taxes	(17)	7	2
Income tax expense	—	1	1

Net income (loss)	(17)%	6%	1%

COMPARISON OF YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Net Revenue

The following table presents a comparison of net revenue from each of our product types for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
Silicon	$60,581	$81,317	$70,932	$(20,736)	(26)%	$10,385	15%
Modules	13,873	26,540	19,958	(12,667)	(48)	6,582	33
Other	116	163	251	(47)	(29)	(88)	(35)

Total	$74,570	$108,020	$91,141	$(33,450)	(31)%	$16,879	19%

The decrease in net revenue in 2009 as compared to 2008 was primarily the result of decreased shipments of silicon tuner products for the cable market, module products for the automotive entertainment electronics market, silicon tuner products for the DTV market, primarily for the CECB market segment, and to a lesser extent, lower average selling prices of silicon tuner products for the cable market and module products for the automotive entertainment electronics market. No net revenue was recognized in 2009 from the CECB market segment. Silicon tuner unit shipments decreased approximately 25% in 2009 from 2008, primarily relating to the cable market and the CECB market segment. Module unit shipments for the automotive entertainment electronics market decreased approximately 42% in 2009 from 2008, primarily relating to car television applications.

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

Net revenue from customers, including sales to their respective manufacturing subcontractors, exceeding 10% of net revenue were as follows:

	Year Ended December 31,
	2009	2008	2007
Cisco	29%	29%	32%
Unihan (1) (2)	14%	13%	18%
Panasonic	13%	12%	*
Samsung	10%	*	*
Ten largest customers	86%	85%	82%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2010 and the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue has varied and will likely continue to vary from period to period, which makes it difficult for us to discuss cost of revenue and gross margin trends or to predict future results.

Net revenue derived from shipments to customer locations by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Asia Pacific	$37,731	$47,518	$38,635
North America	22,273	34,632	32,822
Europe	12,307	23,266	19,407
Other	2,259	2,604	277

Total	$74,570	$108,020	$91,141

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Year Ended December 31,
	2009	2008	2007
China (including Hong Kong)	28%	30%	27%
Mexico	25%	26%	14%
Germany	*	10%	11%
United States	*	*	21%

*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents a comparison of cost of revenue and gross margin for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
Cost of revenue	$36,096	$54,691	$44,698	$(18,595)	(34)%	$9,993	22%
Gross margin	38,474	53,329	46,443	(14,855)	(28)	6,886	15
Gross margin %	51.6%	49.4%	51.0%	2.2 pts.		(1.6) pts.

Gross margin decreased in 2009 as compared to 2008 primarily due to an approximate $33.5 million decrease in net revenue, partially offset by a 220 basis point increase in gross margin percentage. Gross margin percentage in 2009 as compared to 2008 was positively impacted by an increase in net revenue for the cable market as a percentage of total net revenue, which had a higher gross margin percentage as compared to other markets and lower average costs of our silicon products for the cable market and module products for the automotive entertainment electronics market, partially offset by lower average selling prices of our silicon products for the cable market and module products for the automotive entertainment electronics market.

Gross margin increased in 2008 as compared to 2007 primarily due to an approximate $16.9 million increase in net revenue, partially offset by a 160 basis point decrease in gross margin percentage. Gross margin percentage in 2008 as compared to 2007 was negatively impacted by slightly lower average selling prices of silicon tuner products for the cable market, an increase in net revenue for the automotive entertainment electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets, and lower than expected yields on initial product runs of a new cable silicon tuner during the first quarter of 2008.

Our cost of revenue for 2009, 2008 and 2007 benefited from the sale of inventory, which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories for 2009, 2008 and 2007 was $1.7 million, $0.6 million and $0.8 million, respectively. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations was a charge to cost of revenue of $0.1 million, $0.2 million and $0.6 million for 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenue	$38	$35	$40

Research and development	2,176	1,893	2,448
Selling, general and administrative	2,593	2,866	3,608

Total stock-based compensation expense included in operating expenses	4,769	4,759	6,056

Total stock-based compensation expense	$4,807	$4,794	$6,096

Stock-based compensation expense increased in 2009 as compared to 2008 primarily due to an increase in unvested restricted stock units in 2009, offset by a decrease in unvested stock options in 2009 and a decrease in incentive compensation charges due to the absence of a bonus program in 2009 as compared to the expense of the fiscal year 2008 bonus program. See Note 11, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements. Stock-based compensation expense decreased in 2008 as compared to 2007 primarily due to a decrease in unvested equity awards in 2008 and a decrease in incentive compensation charges related to the fiscal year 2008 Bonus Program as compared to the fiscal year 2007 Bonus Program.

Operating Expenses

The following tables present a comparison of operating expenses for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
Research and development	$28,488	$25,896	$23,695	$2,592	10%	$2,201	9%
Selling, general and administrative	22,681	21,809	25,317	872	4	(3,508)	(14)
Restructuring costs	1,742	—	—	1,742	100	—	—

Total	$52,911	$47,705	$49,012	$5,206	11%	$(1,307)	(3)%

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

The increase in research and development expenses in 2009 as compared to 2008 was primarily the result of an increase in personnel-related expenses and stock-based compensation expense resulting from the addition of employees due to the acquisition of Auvitek and an average headcount increase of approximately 5%, excluding Auvitek employees, an increase in prototyping expenses for new silicon projects and the timing of these expenditures, an increase in expenditures to design our silicon products, including license and maintenance fees for engineering software, and the effects of a benefit of $0.3 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006 recognized during 2008, partially offset by a decrease in costs incurred to recruit and hire new employees.

The increase in research and development expenses in 2008 as compared to 2007 was primarily the result of an increase in personnel-related expenses resulting from an average headcount increase of approximately 5%, an increase in compensation expense incurred in conjunction with our regular annual base compensation adjustments, an increase in prototyping expenses for new silicon projects and the timing of these expenditures and an increase in expenditures to design our silicon products, including license and maintenance fees for engineering software used to design our silicon products, partially offset by a decrease in incentive compensation charges related to the fiscal year 2008 Bonus Program as compared to the fiscal year 2007 Bonus Program, a decrease in stock-based compensation expense and a benefit of $0.3 million for the reversal of taxes and interest accrued in excess of amounts paid to the IRS upon completion of its examination of our payroll tax returns for 2003 through 2006. Stock-based compensation expense related to research and development was $1.9 million and $2.4 million in 2008 and 2007, respectively.

We remain committed to significant research and development efforts to support our technology leadership in the markets in which we operate. Currently, we hold over 90 issued United States utility patents and have over 30 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The increase in selling, general and administrative expenses in 2009 as compared to 2008 was primarily due to professional fees associated with the acquisition of Auvitek, professional fees expensed in connection with the SEC litigation against two of our former officers and personnel-related expenses resulting from the addition of employees due to the acquisition of Auvitek, partially offset by a decrease in general legal and accounting fees, commissions to outside sales representative firms, stock-based compensation expense and directors’ and officers’ liability insurance premiums. The results in 2009 included net charges of $0.9 million related to professional fees of our legal firms, for which reimbursement is doubtful, in connection with the SEC litigation against two of our former officers and excluded $1.4 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter. See Part I, Item 3. “Legal Proceedings.” Professional fees incurred in 2009 associated with acquisition activities were $1.2 million.

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

Restructuring Costs

In October 2009, we finalized a restructuring plan that included a reduction in force that resulted in the termination or attrition of approximately 10% of our workforce. The reduction in force was substantially completed during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment. We recorded restructuring charges related to this plan of $1.7 million during the fourth quarter of 2009. Of this amount, remaining cash severance payments of $0.9 million were accrued at December 31, 2009. The remaining cash severance payments will be made during the first half of 2010.

Other Income and Expense

Other income consists primarily of interest income from our cash and short-term investment balances, foreign currency gains and losses and other non-operating income.

The following table presents a comparison of other income and expense for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
Interest income	$1,273	$1,705	$4,156	$(432)	(25)%	$(2,451)	(59)%
Foreign currency gains (losses), net	(179)	(324)	268	145	45	(592)	(221)
Other, net	40	6	75	34	567	(69)	(92)

Total	$1,134	$1,387	$4,499	$(253)	(18)%	$(3,112)	(69)%

The decrease in interest income in 2009 as compared to 2008 and 2008 as compared to 2007 was primarily the result of significantly lower average rates of return on our cash and investment balances.

Our functional currency is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense (benefit) for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,			2009 vs. 2008			2008 vs. 2007
	2009	2008	2007	Change		% Change	Change		% Change
Income tax expense (benefit)	$(4)	$636	$786	$(640)		(101)%	$(150)		(19)%
Effective tax rate	0.0%	9.1%	40.7%	(9.1	) pts.		(31.6	) pts.

In 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to a refund of alternative minimum taxes, changes in valuation allowances, permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax benefit for 2009 included a refund of alternative minimum taxes paid in prior years due to recent regulation changes regarding the carryback of net operating losses, utilization of previously reserved net operating loss carryforwards and charges for withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes.

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

Net Income (Loss)

The following table presents a comparison of our net income (loss) for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
Net income (loss)	$(13,299)	$6,375	$1,144	$(19,674)	(309)%	$5,231	457%
Percent of net revenue	(17.8)%	5.9%	1.3%

The net loss in 2009 as compared to the net income in 2008 was primarily the result of a decrease in net revenue, which resulted in a decrease of $14.9 million in gross margin, an increase in operating expenses and a decrease in interest income, partially offset by an increase in gross margin percentage and an increase in income tax benefit, as described above.

The increase in net income in 2008 as compared 2007 was primarily the result of an increase in net revenue, which resulted in an increase of $6.9 million in gross margin, and a decrease in selling, general and administrative expense, partially offset by a decrease in interest income and an increase in research and development expense, as described above.

Since inception, we have incurred significant losses resulting in an accumulated deficit of $363 million as of December 31, 2009. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part I, Item 1A. and under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., make the prediction of future results of operations difficult. As a result, we cannot assure you that we will achieve revenue growth or return to profitability in the future.

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

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for 2009, 2008 and 2007 (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
Operating cash flows	$2,811	$8,388	$4,358	$(5,577)	(66)%	$4,030	92%
Investing cash flows	(17,715)	(42,462)	43,342	24,747	58	(85,804)	(198)
Financing cash flows	1,047	(7,408)	1,971	8,455	114	(9,379)	(476)

Capital expenditures	$821	$2,462	$1,408	$(1,641)	(67)%	$1,054	75%
Days sales outstanding in accounts receivable	38	32	37
Inventory turns	4.9	4.9	4.1

	December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
Cash and cash equivalents	$32,291	$46,097	$87,537	$(13,806)	(30)%	$(41,440)	(47)%
Short-term investments	50,000	40,000	—	10,000	25	40,000	100

Total	$82,291	$86,097	$87,537	$(3,806)	(4)%	$(1,440)	(2)%

Accounts receivable, net	$7,830	$9,495	$9,489	$(1,665)	(18)%	$6	0.0%
Inventories	7,387	11,261	10,979	(3,874)	(34)	282	3
Working capital	90,041	102,015	98,355	(11,974)	(12)	3,660	4

In 2009, the decrease in cash provided by operating activities resulted primarily from a decrease in cash operating results, partially offset by working capital changes in inventory due to decreased inventory purchases, working capital changes in accounts receivable due to the timing of cash receipts and decreased net revenue, working capital changes in accrued compensation due to a decrease in the payment of amounts earned under the fiscal year 2008 Bonus Program and $7.7 million in reimbursements received from our directors’ and officers’ liability insurance carrier for professional fees incurred by two of our former officers who are involved in litigation with the SEC. See Note 10, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements. Cash operating results decreased in 2009 as compared to 2008 due to a decrease in net revenue, an increase in operating expenses and a decrease in interest income, as described above.

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

In 2009, our primary use of cash from investing activities was the purchase of certificates of deposit and the acquisition of Auvitek. In 2008, our primary use of cash from investing activities was the purchase of held-to-maturity investments and equipment related to testing and evaluation of our products. In 2007, our primary source of cash from investing activities was the sale of available-for-sale investments, partially offset by the purchase of available-for-sale investments.

In 2009, our primary source of cash from financing activities was the exercise of employee stock options and shares purchased by employees under the 2000 Employee Stock Purchase Plan. In 2008, our primary use of cash from financing activities was the repurchase of our common stock, partially offset by cash provided from shares purchased by employees under the 2000 Employee Stock Purchase Plan and the exercise of employee stock options. In 2007, our primary source of cash from financing activities was the exercise of employee stock options and shares purchased by employees under the 2000 Employee Stock Purchase Plan. See Note 11, “Stockholders’ Equity,” to the Notes to Consolidated Financial Statements.

Our cash and cash equivalents consisted of bank deposits and money market funds. Our short-term investments consisted of several certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). The certificates of deposit have a contractual maturity of six months to one year and will mature during the second quarter and fourth quarter of 2010. We currently have no long-term debt. See Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements.

We expect our operating expenses to increase in the foreseeable future. As a result, our net cash flows will depend heavily on our level of future revenue and our ability to manage expenses.

Future Contractual Obligations

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. In addition, we lease a research and development facility in Shanghai, China under an operating lease with a two year term, which began in September 2009. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of December 31, 2009 were as follows (in thousands):

Year Ending December 31,
2010	$1,717
2011	1,475
2012	1,120
2013	982
2014	919
Thereafter	3,884

Total future minimum lease payments	$10,097

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $1.5 million and $1.4 million, respectively.

Purchase Commitments

As of February 5, 2010, we had approximately $13.8 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2009, we were unaware of any significant claims by any of our customers.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2009 and 2008, the sales value of products shipped for which revenue was deferred was insignificant.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In 2009, 2008 and 2007, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our consolidated financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2009. Deferred revenue as a result of customer prepayments was $0.2 million as of December 31, 2008.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At December 31, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant. At December 31, 2008, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was $0.2 million.

We typically have a significant portion of our quarterly net revenue represented in accounts receivable at the end of each financial quarter, often concentrated in significant balances from a limited number of customers. At December 31, 2009, approximately 55% of our net accounts receivable was due from five of our customers. The potential reduction in net revenue resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2009 resulting in the return of product previously delivered would have been approximately $0.8 million.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on several factors, which inherently involves us applying judgment and determining certain estimates. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for 2009, 2008 and 2007 were insignificant. At December 31, 2009, the allowance for doubtful accounts was insignificant. No allowance for doubtful accounts was recorded as of December 31, 2008. The potential increase in the allowance for doubtful accounts resulting from a hypothetical 10% adverse change in the ability or desire of our customers to pay amounts owed to us at December 31, 2009 would have been approximately $0.8 million.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. Our analysis of current and future demand for our products involves estimates and judgments by us. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims, which may also involve judgments by us. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations was a charge to cost of revenue of $0.1 million, $0.2 million and $0.6 million for 2009, 2008 and 2007, respectively. The potential change in the inventory valuation allowance resulting from a hypothetical 10% adverse change in the current demand forecasts for individual materials and parts would have been insignificant at December 31, 2009.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. These analyses often involve applying judgments or estimates. Our net deferred tax assets were fully reserved at December 31, 2009 and 2008 due to uncertainties in realizing future income tax benefits as a result of our history of generating net losses. Changes in uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2008	$113
Tax positions assumed in acquisition of Auvitek	756
Tax positions taken prior to 2009	(23)
Tax positions taken in 2009	48
Income taxes paid in 2009	(74)
Interest recorded in 2009	9
Effect of changes in foreign currency exchange rates	4

Balance at December 31, 2009	$833

At December 31, 2009, the uncertain income tax positions were related to transfer pricing adjustments with foreign subsidiaries acquired with Auvitek and foreign withholding taxes on certain cross-border transactions. See Note 2 and Note 9 to Notes to Consolidated Financial Statements. Uncertain income tax positions could materially change within the next twelve months, depending on the resolution of transfer pricing adjustments discussed above.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. Interest and penalties of $0.2 million were accrued at December 31, 2009 related to uncertain income tax positions assumed in the acquisition of Auvitek. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2008.

In conjunction with the purchase price allocation for the acquisition of Auvitek, we recorded an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify Microtune for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 2, “Acquisition of Auvitek International Ltd.,” to Notes to Consolidated Financial Statements. At December 31, 2009, the indemnification asset was $0.7 million. Upon expiration of the selling shareholders’ obligation to indemnify us in July 2011, we will incur a charge to write-off any remaining indemnification asset and be responsible for the outcome of potential contingent liabilities relating to uncertain tax positions.

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions in which we operate.

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2009 and 2008 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2009, we had a net operating loss carryforward of approximately $182.1 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2021. If we generate United States taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of ASC 718 and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under ASC 718 for the 2009, 2008 and 2007 was $4.8 million, $4.8 million and $6.1 million, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 11, “Stockholders’ Equity,” to Notes to Consolidated Financial Statements.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at December 31, 2009 and 2008.

At December 31, 2009, we had five stock-based compensation plans covering employees and directors, including four equity award plans and our employee stock purchase plan. During 2009, we granted our employees and directors 861,210 restricted stock units. The restricted stock units generally vest over the following three to five years. No stock options were granted during 2009. The weighted-average estimated fair value of the stock options granted during 2008 and 2007 was approximately $2.01 and $2.43 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	57.92%	57.30%	55.50%
Risk-free interest rate	2.19%	2.60%	4.50%
Expected dividends	0.00%	0.00%	0.00%
Expected term (years)	5	5	5

The expected volatility assumptions were based upon a combination of historical stock price volatility and implied volatility consistent with ASC 718. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms of at least 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility. The fair value of a stock option would have increased approximately 7% from a hypothetical 10% increase in expected volatility as of December 31, 2008.

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

The average per share value of restricted stock units granted during 2009, 2008 and 2007 was $2.09, $4.58 and $4.49, respectively, using our closing stock price on the respective grant dates.

At December 31, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $4.5 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of ASC 718 in future periods, the stock-based compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with ASC 718. Stock-based compensation relating to this plan was estimated as of the respective grant dates of the purchase rights provided to employees under the plan using a Black-Scholes-Merton option-pricing formula and the same assumptions used for valuing stock options as disclosed under ASC 718 above. The weighted-average estimated value of the purchase rights outstanding under this plan during 2009, 2008 and 2007 was $0.67, $1.29 and $1.77 per right, respectively. During 2009, 2008 and 2007, we recognized $0.4 million, $0.3 million and $0.4 million, respectively, of stock-based compensation expense relating to the plan.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 10, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material and adverse effect on our operating results and financial condition.

Our future cash commitments are primarily for long-term facility leases. See Note 10, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements.

OTHER FINANCIAL INFORMATION

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

ASC Topic 805, Business Combinations (ASC 805), (prior authoritative literature: Statement No. 141(R), Business Combinations (SFAS No. 141(R)) issued by the FASB in December 2007 and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51) changed the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. ASC 805 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The requirements under this standard were applied to the acquisition of Auvitek. See Note 2, “Acquisition of Auvitek International Ltd.,” to Notes to Consolidated Financial Statements.

ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), (prior authoritative literature: Statement No. 157, Fair Value Measurements), issued by the FASB in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. The provisions of ASC 820 relating to nonfinancial assets, primarily goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis were effective as of January 1, 2009. The requirements under this standard were applied to the measurement of the fair value assigned to acquired assets and liabilities in the acquisition of Auvitek. See Note 2, “Acquisition of Auvitek International Ltd.,” to Notes to Consolidated Financial Statements.

ASC Topic 855, Subsequent Events (ASC 855), (prior authoritative literature: SFAS No. 165, Subsequent Events issued by the FASB in May 2009) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The requirements under this standard did not impact our financial condition or results of operations because they are consistent with our current practice.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 1A., “Risk Factors.”

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

A portion of our net revenue is transacted in the Euro. During 2009, we generated approximately $2.4 million in net revenue from Euro denominated transactions. The potential loss in net revenue for 2009 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.2 million; however, this impact would likely be reduced or partially offset by a similar impact in our Euro denominated expenses.

A significant portion of our operations consists of design and sales activities in foreign jurisdictions. Our products are manufactured in the Philippines, Germany, China and South Korea as well as the United States. We incur operating costs in currencies other than the United States Dollar, particularly the Euro. During 2009, we incurred approximately $8.5 million in operating costs from Euro denominated transactions, mostly at our German design facility. The potential increase in operating costs for 2009 resulting from a hypothetical 10% adverse change in foreign exchange rates would have been approximately $0.9 million; however, this impact would likely be reduced or offset by a similar impact in our Euro denominated net revenue.

We currently do not use derivative financial instruments to hedge our balance sheet exposures against future movements in exchange rates. However, we are currently evaluating our exchange rate risk management strategy, including changes in our organizational structure and other capital structuring techniques to manage our currency risk. Our net investment in foreign subsidiaries, translated to United States Dollars using exchange rates at December 31, 2009, was insignificant. A potential loss in the value of net monetary assets related to this net investment resulting from a hypothetical 10% adverse change in foreign exchange rates would be insignificant as of December 31, 2009.

Risks Related to Interest Rates

Currently, our cash and cash equivalents are held in bank deposits and money market funds. Our short-term investments consisted of several certificates of deposit insured by the FDIC. The carrying values of our cash and cash equivalents and short-term investments approximate market value. Our cash and cash equivalents that exceed FDIC insurance limits are subject to interest rate risk, the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. If interest rates were to decrease by 100 basis points, our interest income would decrease by approximately $0.8 million based on our cash and cash equivalents and short-term investments as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference to our Consolidated Financial Statements set forth on pages F-1 through F-34 hereof.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Annual Report on Form 10-K, we completed the acquisition of Auvitek on July 31, 2009. Auvitek represented 2% of our total assets as of December 31, 2009 and 1% of our net revenues for the year ended December 31, 2009. Management’s assessment and conclusion on the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2009 excludes an assessment of the internal control over financial reporting of Auvitek.

Our internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP’s report on our internal control over financial reporting appears on page F-3 hereof.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(2)    FINANCIAL STATEMENT SCHEDULES

See Item 15.(c) below.

(a)(3)    EXHIBITS

Exhibit Number
2.1(22)	Agreement and Plan of Merger dated July 10, 2009 by and among Microtune, Inc., Arrow Acquisition Ltd., Auvitek International Ltd. and the Shareholders Representative.

3.1(1)	Restated Certificate of Incorporation of Microtune, Inc. filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2(20)	Amended and Restated Bylaws of Microtune, Inc., as amended July 23, 2008.

10.1(2)#	Amended and Restated 1996 Stock Option Plan and form of agreements thereunder.

10.2(4)#	Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.3(5)#	Form of Common Stock Equivalent Agreement between the Registrant and Participants in the Amended and Restated Microtune, Inc. 2000 Stock Plan.

10.4(4)#	Amended and Restated Microtune, Inc. 2000 Director Stock Plan and form of agreements thereunder.

10.5(4)#	Amended and Restated Microtune, Inc. 2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.6(6)#	Description of Microtune, Inc. 2007 Incentive Compensation Program.

10.7(7)#	Description of Microtune, Inc. 2008 Incentive Compensation Program.

10.8(2)#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.9(8)#	Form of Section 16 Change of Control Agreement entered into with each of James A. Fontaine, Robert S. Kirk and Phillip D. Peterson.

10.10(9)#	Change of Control Agreement entered into between Barry F. Koch and the Registrant on October 24, 2007.

10.11(9)#	Amended and Restated Managing Director Contract entered into between Barry F. Koch and Microtune GmbH & Co. KG on October 24, 2007.

10.12(3)#	Executive Officer Sales Incentive Compensation Plan (as amended and restated on April 29, 2008).

Exhibit Number
10.13(2)	Commercial Lease Agreement between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074, dated March 24, 2000.

10.14(10)	First Amendment to Commercial Lease Agreement by and between Jupiter Service Center, Ltd. and the Registrant for the premises located at 2201 10th Street, Plano, Texas 75074, dated April 8, 2005.

10.15(2)	Property Leasing Contract between Sanetor Grundstucks-Vermietungsgessellschaft GmbH & Co KG. and Temic Telefunken Hochfrequenztechnik GmbH for facility in Ingolstadt, Germany, as supplemented as of January 1, 2000.

10.16(11)	Rights Agreement between the Registrant and Computershare Investor Services, LLC, as Rights Agent (including as Exhibit A the Form of Certificate of Designation, Preferences and Rights of the terms of Registrants’ Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement), dated as of March 4, 2002.

10.17(12)*	Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.18(12)*	Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.19(12)*	Business Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.20(13)	Amendment No. 1 dated August 13, 2004 to Settlement Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.21(13)*	Amendment No. 1 dated August 13, 2004 to Patent License Agreement between Broadcom Corporation and the Registrant, dated June 13, 2004.

10.22(13)	Stipulation and Agreement of Settlement between Michael Blizman, Nathan Hostacky, Michael Morris, and Phung Vu and Microtune, Inc., James A. Fontaine, James H. Clardy, William P. Tai, Harvey B. Cash, Walter S. Ciciora, Steven Craddock, Anthony J. LeVecchio, Douglas J. Bartek, William Housley, Everett Rogers, and Nancy A. Richardson, dated January 10, 2005.

10.23(13)*	Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated June 13, 2000.

10.24(13)*	Amendment 1 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 14, 2005.

10.25(14)*	Amendment 2 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated September 29, 2006.

10.26(16)*	Amendment 3 to the Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant, dated January 28, 2009.

10.27(15)*	Sixth Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 7, 2008.

10.28(16)*	Seventh Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 28, 2009.

10.29(16)*	Semiconductor Custom Manufacturing Attachment No. 2 to the Custom Sales Agreement between International Business Machines Corporation and the Registrant, dated January 28, 2009.

10.30(17)*	Manufacturing Agreement between Ionics EMS, Inc. and Microtune (Texas) L.P., dated May 24, 2005.

10.31(3)	Second Amendment to Manufacturing Agreement between Ionics EMS, Inc. and Microtune (Texas) L.P., dated as of January 1, 2008.

10.32(21)	Third Amendment to Manufacturing Agreement between Microtune (Texas), L.P. and Ionics EMS, Inc. dated September 21, 2009.

14.1(18)	Code of Ethics and Business Conduct.

16.1(19)	Letter from Ernst & Young, LLP, dated March 17, 2008 to the Securities and Exchange Commission.

Exhibit Number
21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 64).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-36340), declared effective August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed on May 2, 2008.
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 8, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2002 (File No. 000-31029-40).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004 (File No. 000-31029-40).
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 11, 2006.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2009.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 1, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 17, 2008.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2008.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 22, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 10, 2009.
*	Portions of this exhibit were omitted pursuant to a request for confidential treatment and filed separately.
**	Furnished herewith.
#	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

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

MICROTUNE, INC.

By:	/S/ JUSTIN M. CHAPMAN
Justin M. Chapman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 16, 2010

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint each of James A. Fontaine and Justin M. Chapman, as my attorney-in-fact to sign any and all amendments to this Annual Report on Form 10-K on my behalf, and to file this Annual Report on Form 10-K (including all exhibits and other documents related to the Annual Report on Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JAMES A. FONTAINE James A. Fontaine	Chief Executive Officer, President and Director (Principal Executive Officer)	February 16, 2010

By:	/s/ JUSTIN M. CHAPMAN Justin M. Chapman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2010

By:	/s/ WALTER S. CICIORA Walter S. Ciciora	Director	February 16, 2010

By:	/s/ JAMES H. CLARDY James H. Clardy	Director	February 16, 2010

By:	/s/ STEVE CRADDOCK Steve Craddock	Director	February 16, 2010

By:	/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	February 16, 2010

By:	/s/ BERNARD T. MARREN Bernard T. Marren	Director	February 16, 2010

By:	/s/ MICHAEL T. SCHUEPPERT Michael T. Schueppert	Director	February 16, 2010

By:	/s/ WILLIAM P. TAI William P. Tai	Director	February 16, 2010

By:	/s/ A. TRAVIS WHITE A. Travis White	Director	February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.:

We have audited the accompanying consolidated balance sheets of Microtune, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtune, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Microtune, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Microtune, Inc.

We have audited the consolidated balance sheet of Microtune, Inc. (the Company), as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microtune, Inc., at December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Dallas, Texas

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Microtune, Inc.:

We have audited Microtune, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Microtune, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Microtune, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Microtune, Inc. acquired Auvitek International Ltd. on July 31, 2009, and management excluded from its assessment of the effectiveness of Microtune, Inc.’s internal control over financial reporting as of December 31, 2009, Auvitek International Ltd.’s internal control over financial reporting associated with total assets of $1.9 million and total revenues of $0.4 million included in the consolidated financial statements of Microtune, Inc. as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of Microtune, Inc. also excluded an evaluation of the internal control over financial reporting of Auvitek International Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Microtune, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 16, 2010

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$32,291	$46,097
Short-term investments	50,000	40,000
Accounts receivable, net	7,830	9,495
Inventories	7,387	11,261
Other current assets	4,906	4,469

Total current assets	102,414	111,322
Property and equipment, net	4,607	5,148
Goodwill	5,564	—
Intangible assets, net	2,804	—
Other assets and deferred charges	782	2,025

Total assets	$116,171	$118,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,572	$3,985
Accrued compensation	3,171	2,495
Accrued expenses	2,601	2,472
Deferred revenue	29	355

Total current liabilities	12,373	9,307
Non-current liabilities	223	203
Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares—53,876 and 52,049, respectively	54	52
Additional paid-in capital	467,677	459,790
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(363,168)	(349,869)

Total stockholders’ equity	103,575	108,985

Total liabilities and stockholders’ equity	$116,171	$118,495

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net revenue	$74,570	$108,020	$91,141
Cost of revenue	36,096	54,691	44,698

Gross margin	38,474	53,329	46,443
Operating expenses:
Research and development	28,488	25,896	23,695
Selling, general and administrative	22,681	21,809	25,317
Restructuring costs	1,742	—	—

Total operating expenses	52,911	47,705	49,012

Income (loss) from operations	(14,437)	5,624	(2,569)
Other income (expense):
Interest income	1,273	1,705	4,156
Foreign currency gains (losses), net	(179)	(324)	268
Other, net	40	6	75

Income (loss) before income taxes	(13,303)	7,011	1,930
Income tax expense (benefit)	(4)	636	786

Net income (loss)	$(13,299)	$6,375	$1,144

Net income (loss) per common share:
Basic	$(0.25)	$0.12	$0.02

Diluted	$(0.25)	$0.12	$0.02

Weighted-average common shares outstanding:
Basic	52,778	53,062	53,692

Diluted	52,778	54,439	56,022

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2006	53,290	$53	$454,591	$(988)	$(357,388)	$96,268
Issuance of common stock upon exercise of stock options and from shares purchased under Employee Stock Purchase Plan	709	1	1,970	—	—	1,971
Stock-based compensation	—	—	6,096	—	—	6,096
Amendment of stock options under tender offer	—	—	(255)	—	—	(255)
Net income	—	—	—	—	1,144	1,144

Comprehensive income						1,144

Balance at December 31, 2007	53,999	54	462,402	(988)	(356,244)	105,224
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and from shares purchased under Employee Stock Purchase Plan	820	1	1,409	—	—	1,410
Surrender of common stock by employees for payroll taxes	(51)	—	(277)	—	—	(277)
Repurchase and retirement of common stock, including direct expenses	(2,719)	(3)	(8,538)	—	—	(8,541)
Stock-based compensation	—	—	4,794	—	—	4,794
Net income	—	—	—	—	6,375	6,375

Comprehensive income						6,375

Balance at December 31, 2008	52,049	52	459,790	(988)	(349,869)	108,985
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and from shares purchased under Employee Stock Purchase Plan	845	1	1,081	—	—	1,082
Issuance of common stock for acquisition of Auvitek International Ltd.	1,000	1	2,059	—	—	2,060
Surrender of common stock by employees for payroll taxes	(18)	—	(35)	—	—	(35)
Repurchase and retirement of common stock, including direct expenses	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	4,807	—	—	4,807
Net loss	—	—	—	—	(13,299)	(13,299)

Comprehensive income						(13,299)

Balance at December 31, 2009	53,876	$54	$467,677	$(988)	$(363,168)	$103,575

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$(13,299)	$6,375	$1,144
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,815	1,910	1,496
Amortization of intangibles	86	—	—
Allowance for uncollectible debt	1	—	—
Stock-based compensation	4,807	4,794	6,096
Loss (gain) on disposal of assets	11	25	(16)
Foreign currency (gain) loss	210	(8)	30
Changes in operating assets and liabilities, excluding the effects of acquisition:
Accounts receivable, net	1,762	(24)	(2,754)
Inventories, net	3,981	(282)	(1,991)
Other assets	1,433	(1,432)	(1,997)
Accounts payable	2,481	(540)	(426)
Accrued expenses	(642)	(498)	919
Accrued compensation	472	(2,120)	1,679
Deferred revenue	(327)	182	143
Other liabilities	20	6	35

Net cash provided by operating activities	2,811	8,388	4,358
Investing activities:
Purchases of property and equipment	(821)	(2,462)	(1,408)
Acquisition of Auvitek International Ltd., net of cash acquired	(6,894)	—	—
Proceeds from maturity of certificates of deposits	79,758	—	—
Purchase of certificates of deposit	(89,758)	(40,000)	—
Proceeds from sale of available-for-sale investments	—	—	58,750
Purchase of available-for-sale investments	—	—	(14,000)

Net cash provided by (used in) investing activities	(17,715)	(42,462)	43,342
Financing activities:
Proceeds from issuance of common stock	1,082	1,410	1,971
Surrender of common stock by employees for payroll taxes	(35)	(277)	—
Repurchase and retirement of common stock, including direct expenses	—	(8,541)	—

Net cash provided by (used in) financing activities	1,047	(7,408)	1,971
Effect of foreign currency exchange rate changes on cash	51	42	(144)

Net increase (decrease) in cash and cash equivalents	(13,806)	(41,440)	49,527
Cash and cash equivalents at beginning of period	46,097	87,537	38,010

Cash and cash equivalents at end of period	$32,291	$46,097	$87,537

Non-cash investing activities:
Investment in enterprise software and equipment	$(77)	$(418)	$—
Issuance of common stock to acquire Auvitek International Ltd.	(2,060)	—	—

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.    Summary of Significant Accounting Policies

Description of Business

Microtune, Inc. (Microtune) began operations in August 1996. We design and market receiver solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. These solutions include radio frequency (RF) integrated circuits (ICs), digital signal processing ICs and subsystem module solutions. Our product portfolio consists of tuners, amplifiers, upconverters, demodulators and receivers, which permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our products enable or target various consumer electronics, broadband communications and automotive entertainment electronics applications and devices, including cable television set-top boxes; DOCSIS®-based high-speed voice and data cable modems; car audio, television and antenna amplifier systems; integrated digital television systems (iDTV), including high-definition televisions (HDTV); digital-to-analog converter boxes; and personal computer television (PC/TV) multimedia products. We sell our products to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who sell devices, subsystems and applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets.

We operate Microtune as a single business unit, reporting unit or reportable operating segment serving our target markets. We record our operating expenses by functional area and account type, but we do not record or analyze our operating expenses by market, product type or product. We attempt to analyze our net revenue by market, but in some cases we sell our products to resellers or distributors serving multiple end markets, giving us limited ability to determine market composition of our net revenue from these customers. In addition, certain of our OEM customers purchase products from us for applications in multiple end-markets, also limiting our ability to determine our net revenue contribution from each market.

Codification of GAAP

On July 1, 2009, the Financial Accounting Standards Board (FASB) launched its new Accounting Standards Codification (ASC). On this date, the ASC became the single official source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC. All other non-grandfathered, non-SEC accounting literature not included in the ASC is non-authoritative. We have updated all our prior authoritative GAAP references with the new ASC references.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Amounts in the Consolidated Statements of Cash Flows for 2008 and 2007 have been reclassified to conform to the current year presentation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures made in the accompanying notes, including inventory valuation allowances, warranty costs, determining the collectability of accounts receivable and indemnification assets, the valuation of deferred tax assets, contingent liabilities, liabilities for uncertain tax positions, liabilities for potential incentive compensation and other amounts. We also use estimates, judgments and assumptions to determine the impairment of investments and intangible assets, including goodwill, and the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the consolidated financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our consolidated financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At December 31, 2009, our short-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The carrying value of our short-term investments approximates fair value as the certificates of deposit were entered into at market rates. The certificates of deposit have a contractual maturity of six months to one year and mature during the second quarter and fourth quarter of 2010. We held $50.0 million and $40.0 million in short-term investments at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, we held no long-term investments.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable included in the allowance for doubtful accounts are written-off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for 2009, 2008 and 2007 were insignificant. At December 31, 2009, the allowance for doubtful accounts was insignificant. No allowance for doubtful accounts was recorded as of December 31, 2008.

Inventory Valuation

Our inventories are stated at the lower of standard cost, which approximates actual cost, or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations was a charge to cost of revenue of $0.1 million, $0.2 million and $0.6 million for 2009, 2008 and 2007, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Intangible Assets and Goodwill

Our intangible assets, which consist of developed technology, in-process research and development and goodwill, have been recorded as the result of our acquisition of Auvitek. See Note 2. Developed technology is being amortized on the straight-line basis over 6.4 years. In-process research and development will begin amortization after reaching technological feasibility and will be amortized over its useful life. Goodwill is the result of the difference between the aggregate consideration paid for Auvitek and the net of the fair values of the tangible and identifiable intangible assets acquired and the liabilities assumed.

Impairment of Goodwill and Other Long-lived Assets

We review goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or whenever events or changes in circumstances indicate impairment may exist. The performance of the test

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of other long-lived assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or asset group. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recognized during 2009, 2008 and 2007.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At December 31, 2009 and 2008, the sales value of products shipped for which revenue was deferred was insignificant.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In 2009, 2008 and 2007, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our consolidated financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of December 31, 2009. Deferred revenue as a result of customer prepayments was $0.2 million as of December 31, 2008.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At December 31, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant. At December 31, 2008, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was $0.2 million.

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

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. At December 31, 2009 and 2008, accrued warranty costs were insignificant.

Foreign Currency Remeasurement

Our functional currency and that of our foreign subsidiaries is the United States Dollar. The impact from the remeasurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency gains (losses) were $(0.2) million, $(0.3) million and $0.3 million in 2009, 2008 and 2007, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at December 31, 2009 and 2008. Changes in uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2008	$113
Tax positions assumed in acquisition of Auvitek	756
Tax positions taken prior to 2009	(23)
Tax positions taken in 2009	48
Income taxes paid in 2009	(74)
Interest recorded in 2009	9
Effect of changes in foreign currency exchange rates	4

Balance at December 31, 2009	$833

At December 31, 2009, the uncertain income tax positions were related to transfer pricing adjustments with foreign subsidiaries acquired with Auvitek and foreign withholding taxes on certain cross-border transactions. See Note 2 and Note 9. Uncertain income tax positions could materially change within the next twelve months, depending on the resolution of transfer pricing adjustments discussed above.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. Interest and penalties of $0.2 million were accrued at December 31, 2009 related to uncertain income tax positions assumed in the acquisition of Auvitek. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2008.

In conjunction with the purchase price allocation for the acquisition of Auvitek, we recorded an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify us for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 2. At December 31, 2009, the indemnification asset was $0.7 million.

Due to our net operating loss carryforward position, tax years in the United States remain open to examination until three years after the net operating losses from each year are utilized. Potential examination adjustments are limited to the net operating losses utilized from each year. For our international operations, the tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions in which we operate.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for 2009.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Our computation of income (loss) per common share was as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(13,299)	$6,375	$1,144

Weighted average common shares outstanding	52,778	53,062	53,692
Weighted average dilutive potential common shares:
Stock options	—	1,296	2,266
Restricted stock units	—	81	64

Weighted average common and dilutive potential common shares	52,778	54,439	56,022

Basic income (loss) per common share	$(0.25)	$0.12	$0.02

Diluted income (loss) per common share	$(0.25)	$0.12	$0.02

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	9,629	7,438	4,912
Restricted stock units	1,308	284	—
Employee stock purchase plan	100	115	36

Total anti-dilutive securities excluded	11,037	7,837	4,948

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718), (prior authoritative literature: Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment) and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under ASC 718 for the 2009, 2008 and 2007 was $4.8 million, $4.8 million and $6.1 million,

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 11.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at December 31, 2009 and 2008.

Comprehensive Income

ASC Topic 220, Comprehensive Income, (prior authoritative literature: SFAS No. 130, Reporting Comprehensive Income) establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at December 31, 2009, 2008 and 2007 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000. Comprehensive income (loss) for all periods presented is equivalent to net income (loss).

Risk Concentrations

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade accounts receivable. At December 31, 2009, approximately 55% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial conditions and generally do not require collateral. We evaluate the collectability of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial conditions of our customers deteriorate or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

We depend on third-party foundries, primarily IBM, TowerJazz, TSMC and X-FAB, and third-party assembly and test firms, primarily ASE, Amkor and SPIL, to manufacture all of our ICs. We do not have long-term supply agreements with our foundries but obtain ICs on a purchase order basis. The inability of a third-party foundry to continue manufacturing our ICs would have a material adverse effect on our operations. Our ICs are primarily manufactured in the United States, South Korea, Taiwan, China and the Philippines.

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions under a manufacturing agreement entered into during 2005. This agreement expires in May 2010. In 2009, approximately 19% of our total net revenue was derived from the sale of our module products that were primarily manufactured by Ionics. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our results of operations. We are also dependent upon third-parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Recent Accounting Pronouncements

ASC Topic 805, Business Combinations (ASC 805), (prior authoritative literature: Statement No. 141(R), Business Combinations (SFAS No. 141(R)) issued by the FASB in December 2007 and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51) changed the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. ASC 805 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The requirements under this standard were applied to the acquisition of Auvitek. See Note 2.

ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), (prior authoritative literature: Statement No. 157, Fair Value Measurements), issued by the FASB in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. The provisions of ASC 820 relating to nonfinancial assets, primarily goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis were effective as of January 1, 2009. The requirements under this standard were applied to the goodwill generated in the acquisition of Auvitek. See Note 2.

ASC Topic 855, Subsequent Events (ASC 855), (prior authoritative literature: SFAS No. 165, Subsequent Events issued by the FASB in May 2009) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The requirements under this standard did not impact our financial condition or results of operations because they are consistent with our current practice.

2.    Acquisition of Auvitek International Ltd.

On July 31, 2009, Microtune completed the acquisition of Auvitek pursuant to the terms of the Agreement and Plan of Merger (Merger Agreement) dated as of July 10, 2009. Auvitek was a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

in Shanghai, China. The acquisition of Auvitek allows Microtune to develop highly-integrated RF-to-digital solutions targeting the worldwide integrated DTV market, provides customers with more complete solutions and accelerates penetration into the China DTV market. The results of operations for Auvitek were included in our consolidated statements of operations beginning August 1, 2009.

Pursuant to the Merger Agreement, Microtune acquired all of the outstanding capital stock of Auvitek. The merger consideration consisted of (i) cash payments totaling $7,066,324, (ii) the issuance of 1,000,000 shares of Microtune common stock and (iii) an earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010. The cash payment total was adjusted based on the final closing balance sheet of Auvitek. In addition to the above described merger consideration, retention arrangements were established, for the benefit of certain Auvitek employees, which is being recognized as expense over the requisite service period, and a second earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010 (using the same performance metrics as the earn-out payment for the former holders of Auvitek capital stock). Prior to entering into the Merger Agreement, there were no material relationships between Auvitek and Microtune. The Merger Agreement, the merger and related matters were approved by the boards of directors of each company.

The following presents the consideration paid by Microtune for Auvitek (in thousands):

Cash consideration paid	$7,066
Stock consideration based on issuance of 1,000,000 shares of Microtune common stock at a price of $2.06 per share	2,060

Total purchase price	$9,126

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on our preliminary estimates of fair value as of the acquisition date of July 31, 2009. Our preliminary estimates utilize level 3 fair value measurements in accordance with ASC 820. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Based upon a preliminary valuation, the purchase price for this transaction was allocated as follows (in thousands):

Current assets	$1,274
Non-current assets	644
Intangible assets	2,890
Goodwill	5,564

Total assets acquired	10,372
Current liabilities assumed	(1,246)

Net assets acquired	$9,126

The purchase price allocated to current assets based on our preliminary estimates included an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify us for the outcome of potential contingent liabilities relating to uncertain tax positions. The indemnification asset was measured on the same basis as the liability for uncertain tax positions. Uncertain tax positions of $0.8 million were included in the purchase price allocated to current liabilities based on our preliminary estimates and was measured in accordance with ASC Topic 740 (prior authoritative literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48)). An escrow fund of $1,000,000 was established for indemnification obligations, subject to a minimum threshold of

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

$100,000 and a deductible of $100,000 on tax matters, as defined, with unreleased funds to be distributed 24 months after the acquisition date of July 31, 2009. An additional escrow fund of $100,000 was established for working capital adjustments, excluding contingent tax liabilities, as defined, with unreleased funds to be distributed 95 days after the acquisition date of July 31, 2009. An insignificant payment was made from the escrow fund for working capital adjustments in November 2009. Upon expiration of the selling shareholders’ obligation to indemnify us in July 2011, we will incur a charge to write-off any remaining indemnification asset and be responsible for the outcome of potential contingent liabilities relating to uncertain tax positions.

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

The following unaudited condensed financial information of Auvitek since the date of the acquisition of July 31, 2009 was included in our consolidated results of operations for 2009 (in thousands):

Net revenue	$804
Net loss	(3,017)

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Certain expenses included in cost of sales and other income and expense were not included in determining the above unaudited condensed financial information as it is impracticable to separate amounts related solely to Auvitek from our consolidated financial results due to the integration of certain Auvitek functions during the third quarter of 2009.

The following unaudited pro forma condensed financial information assumes that the acquisition of Auvitek was accounted for using the acquisition method of accounting for business combinations in accordance with ASC 805 and represents a pro forma presentation based upon available information of the combining companies giving effect to the acquisition transaction as if it had occurred on January 1, 2008, the first date of fiscal 2008, with adjustments for amortization expense of intangible assets, depreciation expense for the fair value of property and equipment above its book value, stock-based compensation expense for restricted stock units granted to certain Auvitek employees, compensation expense on cash retention payments to certain Auvitek employees, professional fees associated with the acquisition, interest expense associated with debt of Auvitek and income tax expense (in thousands):

	Year Ended December 31,
	2009	2008
Net revenue	$75,459	$112,093
Net income (loss)	(14,053)	227

Net income (loss) per common share:
Basic	$(0.26)	$0.00
Diluted	$(0.26)	$0.00

Weighted-average common shares outstanding:
Basic	53,361	54,062
Diluted	53,361	55,439

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

3.    Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2009	2008
Gross accounts receivable	$7,848	$9,606
Deferred revenue	—	(111)
Allowance for doubtful accounts	(18)	—

Accounts receivable, net	$7,830	$9,495

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

4.    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Finished goods	$4,478	$7,799
Work-in-process	2,802	3,097
Raw materials	107	365

Total inventories	$7,387	$11,261

5.    Goodwill and Intangible Assets, net

Goodwill and intangible assets, net consisted of the following (in thousands):

	Remaining Weighted Average Useful Life in Years	December 31, 2009
		Gross Carrying Amount	Accum. Amort.
Goodwill	—	$5,564	$—
In-process research and development	—	1,560	—
Developed technology	6.0	1,330	(86)

Total intangible assets, net		$8,454	$(86)

Amortization expense was $0.1 million for 2009. No amortization expense was recorded for 2008 and 2007.

The following table sets forth the estimated future amortization of intangible assets (in thousands):

Year Ending December 31,
2010	$207
2011	207
2012	207
2013	207
2014	207
Thereafter	209

Total future amortization	$1,244

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

6.    Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

	December 31,		Useful Life in Years
	2009	2008
Computer software	$6,453	$6,443	3 - 7
Manufacturing equipment	2,235	2,133	3 - 7
Furniture and fixtures	1,259	1,258	3 - 6
Leasehold improvements	1,033	1,016	3 - 22
Other equipment	11,333	10,326	3 - 7

Total property and equipment.	22,313	21,176
Less accumulated depreciation	17,706	16,028

Property and equipment, net	$4,607	$5,148

7.    Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued vacation	$1,145	$1,191
Accrued restructuring compensation	854	—
Other	1,172	1,304

Total accrued compensation	$3,171	$2,495

At December 31, 2009, accrued restructuring compensation related to one-time employee termination benefits, primarily cash severance payments, from a restructuring plan. See Note 13.

8.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued legal fees	$583	$640
Accrued non-cancelable inventory purchase obligations	198	624
Other	1,820	1,208

Total accrued expenses	$2,601	$2,472

The accrued non-cancelable inventory purchase obligations related to non-cancelable orders to subcontractors for inventories determined to be excess compared to current inventory levels and current demand forecasts. At December 31, 2009 and 2008, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 10.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

9.    Income Taxes

Income tax expense (benefit) is reconciled with the United States federal statutory rate as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax expense (benefit) computed at the U.S. federal statutory rate	$(4,527)	$2,384	$656
Benefit of losses (recognized) not recognized	3,595	(1,927)	(120)
Deemed dividends of foreign earnings	—	—	6
Foreign income taxable in the U.S.	—	—	578
Withholding taxes	112	342	553
Effect of foreign income taxes rate differential	(247)	(997)	(1,170)
Stock-based compensation	545	606	341
Alternative minimum tax	(325)	115	120
Other, net	843	113	(178)

Income tax expense (benefit)	$(4)	$636	$786

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic income taxes:
Current	$(197)	$352	$680
Deferred	—	—	—
Foreign income taxes:
Current	193	284	106
Deferred	—	—	—

Income tax expense	$(4)	$636	$786

Income tax benefit for 2009 included a refund of alternative minimum taxes paid in prior years due to recent regulation changes regarding the carryback of net operating losses, utilization of previously reserved net operating loss carryforwards and charges for withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes. In 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to a refund of alternative minimum taxes, changes in valuation allowances, permanent differences, lower withholding tax rates and lower foreign tax rates.

Income tax expense for 2008 included the utilization of previously reserved net operating loss carryforwards and consisted of $0.3 million relating to withholding taxes on certain cross-border transactions, $0.1 million for alternative minimum taxes and $0.3 million for foreign income taxes and United States state income taxes. In 2008, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower withholding tax rates, lower alternative minimum tax rates and lower foreign tax rates.

Income tax expense for 2007 included the utilization of previously reserved net operating loss carryforwards and consisted of $0.6 million relating to withholding taxes on certain cross-border transactions, $0.1 million for alternative minimum taxes and $0.1 million for foreign income taxes and United States state income taxes. In

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

2007, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation allowances, permanent differences, lower withholding tax rates, lower alternative minimum tax rates and lower foreign tax rates.

The loss from foreign operations before income taxes for 2009 was $1.4 million. The income from foreign operations before income taxes was insignificant for 2008. The income from foreign operations before income taxes for 2007 was $3.5 million. We assert that earnings of our foreign subsidiaries are permanently reinvested. It is not practical for us to determine the amount of unrecognized deferred income tax liability related to such earnings due to the complexities associated with the United States taxation of earnings of foreign subsidiaries repatriated to the United States.

Income taxes paid in 2009, 2008 and 2007 were $0.2 million, $1.0 million and $0.1 million, respectively, and related primarily to foreign operations.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Inventories	$447	$414
Intangible assets	5,125	4,081
Accrued expenses	642	735
Deferred revenue	8	60
Net operating loss carryforwards	65,195	63,026
Research and development credits	4,361	4,360
Alternative minimum tax credit	—	234
Stock-based compensation expense	6,227	5,231
Other	594	635

Total deferred tax assets	82,599	78,776
Valuation allowance	(81,879)	(77,640)

Total deferred tax assets, net	$720	$1,136

Deferred tax liabilities:
Unrealized currency gains	$(218)	$(923)
Property and equipment	(261)	—
Prepaid expenses	(241)	(213)

Total deferred tax liabilities	(720)	(1,136)

Net deferred tax assets	$—	$—

We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2009 and 2008 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2009, we had a net operating loss carryforward of approximately $181.6 million and an unused research and development credit carryforward of approximately $4.4 million, that will begin to expire in 2021. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

10.    Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. In addition, we lease a research and development facility in Shanghai, China under an operating lease with a two year term, which began in September 2009. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases. Future minimum lease payments required under operating leases as of December 31, 2009 were as follows (in thousands):

Year Ending December 31,
2010	$1,717
2011	1,475
2012	1,120
2013	982
2014	919
Thereafter	3,884

Total future minimum lease payments	$10,097

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $1.5 million and $1.4 million, respectively.

Purchase Commitments

As of February 5, 2010, we had approximately $13.8 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of December 31, 2009, we were unaware of any significant claims by any of our customers.

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

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

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated consolidated financial statements, the defense of the related derivative lawsuit and the SEC investigation. We continue to incur substantial legal expenses related to the SEC litigation against Mr. Bartek and Ms. Richardson. We have advanced substantial legal expenses to Mr. Bartek and Ms. Richardson pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have recognized expenses of approximately $7.6 million through December 31, 2009 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carrier, and currently have a receivable of $1.4 million at December 31, 2009 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carriers. As of December 31, 2009, we have exhausted $9.4 million of our $20 million directors’ and officers’ liability insurance coverage. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, and our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses with any non-reimbursable amounts being covered solely by Microtune. Legal fees incurred responding to the discovery requests and subpoenas of counsel to Mr. Bartek and Ms. Richardson are generally not reimbursable and these legal fees have been and may continue to be substantial.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

11.    Stockholders’ Equity

Common Stock

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15 percent or more of our common stock or announces a tender offer which could result in such a person or entity owning 15 percent or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15 percent, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15 percent or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On December 31, 2009, 53,876,498 rights were outstanding.

Stock Option Plans

In August 1996, our Board of Directors and the stockholders approved the 1996 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employees, certain directors and consultants of Microtune. Our Board of Directors or designated committee established the terms of each option granted under the 1996 Stock Option Plan. The stock options granted under this plan generally vested over 4 to 5 years and have a maximum contractual life of 10 years. At December 31, 2009, we had no shares available for grant and 137,611 options granted and outstanding under the 1996 Stock Option Plan. At

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

December 31, 2009, we reserved 137,611 shares of common stock for issuance upon exercise of options granted pursuant to the 1996 Stock Option Plan.

In August 2000, we adopted the 2000 Stock Plan. The 2000 Stock Plan, as amended, provides for incentive stock options, nonqualified stock options, restricted stock and restricted stock units to be granted to our employees and consultants. Our Board of Directors or designated committee establishes the terms of each option granted under the 2000 Stock Plan. The equity awards granted under this plan generally vest over 3 to 5 years and the stock options granted under this plan have a maximum contractual life of 10 years. At December 31, 2009, we had 3,405,526 shares available for grant and 8,589,773 options and 1,240,469 restricted stock units granted and outstanding under the 2000 Stock Plan. At December 31, 2009, we reserved 13,235,768 shares of common stock for issuance upon exercise of options granted, vesting of restricted stock units and granting of other equity awards pursuant to the 2000 Stock Plan.

In August 2000, we adopted the Directors’ Stock Plan. The Directors’ Stock Plan, as amended, provides for nonqualified stock options to be granted to non-employee members of the Board of Directors. The equity awards granted under this plan generally vest over 3 years and the stock options granted under this plan have a maximum contractual life of 10 years. At December 31, 2009, we had 226,800 shares available for grant and 884,750 options and 67,200 restricted stock units granted and outstanding under the Directors’ Stock Plan. At December 31, 2009, we reserved 1,178,750 shares of common stock for issuance upon exercise of options granted, vesting of restricted stock units and granting of other equity awards pursuant to the Directors’ Stock Plan.

On November 28, 2001, we acquired all of the outstanding capital stock of Transcilica Inc. (Transcilica), a publicly held company based in California, and assumed the obligations under Transilica’s Stock Option Plan. The Transilica Stock Option Plan provided for incentive stock options and nonqualified stock options to be granted to key employees and consultants of Transilica. Their Board of Directors established the terms of each option granted under the Transilica Stock Option Plan at the time of grant. The stock options granted under this plan generally vested over 4 years and have a maximum contractual life of 10 years. At December 31, 2009, we had no shares available for grant and 17,170 options granted and outstanding under the Transilica Stock Option Plan. At December 31, 2009, we reserved 17,170 shares of common stock for issuance upon exercise of options granted pursuant to the Transilica Stock Option Plan.

The following presents a summary of our stock option activity, excluding restricted stock units, and related information for the year ended December 31, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2008	11,043,191	$3.96
Exercised	(252,055)	0.83
Canceled	(1,161,832)	3.95

Balance at December 31, 2009	9,629,304	$4.05

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.3 million, $0.6 million and $1.0 million, respectively. During 2009, there were no grants to non-employees.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following presents information about outstanding stock options at December 31, 2009 (in thousands, except shares and per share data):

Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.88 - $ 2.40	1,173,578	3.11	$2.15	$129,094	1,173,578	3.11	$2.15	$129,094
2.41 - 2.70	1,124,195	3.51	2.63	—	1,124,195	3.51	2.63	—
2.71 - 3.61	1,232,121	3.50	3.16	—	1,104,121	2.95	3.14	—
3.62 - 3.75	11,100	0.04	3.74	—	11,100	0.04	3.74	—
3.84 - 3.84	1,380,686	5.39	3.84	—	1,380,686	5.39	3.84	—
3.86 - 4.30	988,712	4.60	4.20	—	920,704	4.51	4.20	—
4.31 - 4.48	262,532	5.00	4.45	—	242,782	4.73	4.46	—
4.53 - 4.53	1,245,105	7.24	4.53	—	62,217	5.02	4.53	—
4.55 - 5.48	1,279,805	4.81	5.13	—	1,123,086	4.50	5.16	—
5.60 - 37.88	931,470	5.49	7.21	—	753,502	5.22	7.54	—

$0.88 - $37.88	9,629,304	4.73	$4.05	$129,094	7,895,971	4.17	$3.93	$129,094

The aggregate intrinsic values in the table above were based on the closing price of our common stock of $2.26 as of December 31, 2009. The aggregate grant date fair value of stock options vesting during 2009 and 2008 was $3.2 million and $6.1 million, respectively. At December 31, 2008, we had 7,299,973 options exercisable at a weighted average exercise price of $3.70 per option. At December 31, 2007, we had 6,056,713 options exercisable at a weighted average exercise price of $3.48 per option.

The following presents a summary of our restricted stock unit activity for the year ended December 31, 2009:

	Restricted Stock Units
	Outstanding	Weighted Average Grant Date Fair Value Price Per Share
Balance at December 31, 2008	944,414	$4.57
Granted	861,210	2.09
Vested	(55,105)	5.10
Canceled	(442,850)	4.24

Balance at December 31, 2009	1,307,669	$3.03

The aggregate grant date fair value of restricted stock units vesting during 2009 and 2008 was $0.3 million and $0.9 million, respectively. No restricted stock units vested in 2007. The total intrinsic value of restricted stock units vesting during 2009 and 2008 was $0.1 million and $1.1 million, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Employee Stock Purchase Plan

In August 2000, we adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase our common stock at 85% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each purchase period. At December 31, 2009, we had 105,140 shares available for purchase and reserved for issuance pursuant to the Employee Stock Purchase Plan.

2008 Incentive Compensation Program

During the first quarter of 2008, our Board of Directors approved an annual incentive compensation program for fiscal year 2008 (2008 Bonus Program) covering executive officers and certain key managers and providing for incentive compensation to be paid, to the extent any such compensation is earned, 40% in cash and 60% through the performance vesting of restricted stock units under the 2000 Stock Plan. An aggregate of 213,000 restricted stock units were awarded under the 2008 Bonus Program with a grant date fair value of $5.42 per share. The 2008 Bonus Program also provided for the payment of cash awards to certain key employees to the extent profitability goals were met under the 2008 Bonus Program.

On February 3, 2009, our Board of Directors determined that the executive officers covered by the 2008 Bonus Program each achieved only a portion of the awards set forth in the 2008 Bonus Program based upon the program’s profitability and revenue targets. As such, cash awards earned under the 2008 Bonus Program totaling $0.2 million were paid and approximately 49,000 restricted stock units issued under the 2008 Bonus Program vested and the underlying shares were issued pursuant to the terms of the 2008 Bonus Program. Of the total shares issued under the 2008 Bonus Program, executive officers and certain key managers surrendered an aggregate of 14,000 shares to satisfy minimum payroll tax withholding requirements. The cash awards were paid in February 2009. During 2008, stock-based compensation expense recognized under the 2008 Bonus Program was $0.2 million. Stock-based compensation expense recognized during the first quarter of 2009 under the 2008 Bonus Program was insignificant as participants were required to be employed with us on the payment date to be eligible for awards under the 2008 Bonus Program. During 2008, we recognized $0.2 million relating to cash awards under the 2008 Bonus Program. Charges relating to the cash awards during the first quarter of 2009 under the 2008 Bonus Program were insignificant.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Tender Offer to Amend Stock Options

On December 4, 2007, we completed a tender offer with eligible employees, as defined in the tender offer documents, to amend certain stock options to purchase 1,313,738 shares of our common stock to increase the exercise price of portions of those stock options in order to limit the potential adverse personal tax consequences that applied to those stock options under Section 409A of the Internal Revenue Code and the final regulations promulgated by the IRS thereunder. The eligible stock option grants, as defined in the tender offer documents, that were the subject of the tender offer were granted under either our 1996 Stock Option Plan or our 2000 Stock Plan. At December 31, 2007, the accrued compensation included $0.5 million for cash payments due under the tender offer. These cash payments were made in January 2008 in accordance with the provisions of the tender offer. During the fourth quarter of 2007, we recorded a charge of $0.2 million to account for the stock option amendments under the tender offer in accordance with ASC 718. At December 31, 2009, the cash payments due under the tender offer included in accrued compensation were insignificant. These cash payments were made during January 2010 in accordance with the provisions of the tender offer. During 2009 and 2008, the charge to account for the stock option amendments under the tender offer was $0.1 million and $0.1 million, respectively. Charges in 2010 for potential future cash payments as a result of this tender offer are expected to be insignificant.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Stock-based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenue	$38	$35	$40

Research and development	2,176	1,893	2,448
Selling, general and administrative	2,593	2,866	3,608

Total stock-based compensation expense included in operating expenses	4,769	4,759	6,056

Total stock-based compensation expense	$4,807	$4,794	$6,096

No stock options were granted during 2009. The weighted-average estimated fair value of stock options granted during 2008 and 2007 was $2.01 and $2.43 per share, respectively, using the Black-Scholes-Merton option-pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	57.92%	57.30%	55.50%
Risk-free interest rate	2.19%	2.60%	4.50%
Expected dividends	0.00%	0.00%	0.00%
Expected term (years)	5	5	5

The expected volatility assumptions were based upon a combination of historical stock price volatility and implied volatility consistent with ASC 718. The historical stock price volatility was measured on a weekly basis due to the relatively high volatility of the market value of our common stock and excluded periods before the third quarter of 2003 as the volatility during these periods was not indicative of expected volatility. Due to the relatively low volume of the traded options on our common stock, we measured implied volatility using traded options with terms of at least 6 months. Expected volatility was calculated using 75% of the historical stock price volatility and 25% of the implied volatility.

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

The average per share value of restricted stock units granted during 2009, 2008 and 2007 was $2.09, $4.58 and $4.49, respectively, using our closing stock price on the respective grant dates.

Our Employee Stock Purchase Plan has been deemed compensatory in accordance with ASC 718. Stock-based compensation relating to this plan was estimated as of the respective grant dates of the purchase rights provided to employees under the plan using a Black-Scholes-Merton option-pricing formula and the same

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

assumptions used for valuing stock options as disclosed under ASC 718 above. The weighted-average estimated value of the purchase rights outstanding under this plan during 2009, 2008 and 2007 was $0.67, $1.29 and $1.77 per right, respectively. During 2009, 2008 and 2007, we recognized $0.4 million, $0.3 million and $0.4 million, respectively, of stock-based compensation expense relating to the plan. The total intrinsic value of purchase rights exercised during 2009, 2008 and 2007 was $0.4 million, $0.2 million and $0.2 million, respectively.

At December 31, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $4.5 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of ASC 718 in future periods, the stock-based compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

12.    Employee Benefit Plans

We offer a 401(k) plan whereby employees who participate may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations including any catch-up provisions. Under our 401(k) plan, we may elect to make voluntary contributions. In the first quarter of 2007, our Board of Directors approved a program to match a portion of the cash contributions made by employees to their 401(k) accounts. During 2009, 2008 and 2007, we made matching contributions of $0.2 million, $0.2 million and $0.1 million, respectively, to 401(k) accounts of our employees.

Microtune KG, our German operating company, and its subsidiaries sponsor defined contribution retirement plans for its employees. Retirement benefit expense was $0.2 million for 2009 and $0.1 million for 2008 and 2007, respectively.

13.    Restructuring Cost

In October 2009, we finalized a restructuring plan that included a reduction in force that resulted in the termination or attrition of approximately 10% of our workforce. The reduction in force was substantially completed during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment. We recorded restructuring charges related to this plan of $1.7 million during the fourth quarter of 2009. The following table summarizes the restructuring activity (in thousands):

	Termination Benefits	Other Associated Cost	Total
Balance at December 31, 2008	$—	$—	$—
Additions	1,673	69	1,742
Payments	(819)	(69)	(888)

Balance at December 31, 2009	$854	$—	$854

The remaining cash severance payments will be made during the first half of 2010.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

14.    Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(1.9) million, $(0.2) million and $3.4 million for 2009, 2008 and 2007, respectively.

Net revenue derived from shipments to customer locations by geographical area is summarized below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Asia Pacific	$37,731	$47,518	$38,635
North America	22,273	34,632	32,822
Europe	12,307	23,266	19,407
Other	2,259	2,604	277

Total	$74,570	$108,020	$91,141

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Year Ended December 31,
	2009	2008	2007
China (including Hong Kong)	28%	30%	27%
Mexico	25%	26%	14%
Germany	*	10%	11%
United States	*	*	21%

*	Less than 10% of total net revenue

The locations of property and equipment, net, are summarized below (in thousands):

	December 31,
	2009	2008
United States	$2,935	$3,599
Germany	1,049	1,109
Asia Pacific	623	440

Total	$4,607	$5,148

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of net revenue was as follows:

	Year Ended December 31,
	2009	2008	2007
Cisco	29%	29%	32%
Unihan (1) (2)	14%	13%	18%
Panasonic	13%	12%	*
Samsung	10%	*	*
Ten largest customers	86%	85%	82%

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

15.    Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2009 and 2008 as reported (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2009	December 31	September 30	June 30	March 31
Net revenue	$21,106	$17,997	$17,572	$17,895
Cost of revenue	9,058	8,466	9,108	9,464
Gross margin	12,048	9,531	8,464	8,431
Loss from operations	(1,626)	(4,557)	(4,401)	(3,853)
Loss before income taxes	(1,486)	(4,251)	(3,957)	(3,609)
Net loss	(1,224)	(4,378)	(4,040)	(3,657)
Basic and diluted loss per common share	$(0.02)	$(0.08)	$(0.08)	$(0.07)

	For the Quarter Ended
Year Ended December 31, 2008	December 31	September 30	June 30	March 31
Net revenue	$24,017	$31,928	$26,612	$25,463
Cost of revenue	11,859	16,477	13,133	13,222
Gross margin	12,158	15,451	13,479	12,241
Income from operations	724	3,089	1,546	265
Income before income taxes	920	3,287	1,871	933
Net income	822	3,175	1,726	652
Basic and diluted income per common share	$0.02	$0.06	$0.03	$0.01

The consolidated statement of operations for the fourth quarter of 2009 reflects a $0.8 million benefit to cost of revenue for the sale of inventory that had previously been written-off as excess, $1.1 million in stock-based compensation expense, a $1.7 million charge to operating expenses for one-time employee termination benefits from a restructuring plan and a $0.4 million benefit related to professional fees of our legal firms expensed in connection with the SEC litigation against two of our former officers.

16.    Subsequent Events

We evaluated subsequent events through February 16, 2010, the date the financial statements were issued. No reportable subsequent events were identified as a result of our evaluation.