Form 10-Q
period 2010-03-31
MICROTUNE INC
filed 2010-05-04
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were approximately 54,043,793 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

MICROTUNE, INC.

FORM 10-Q

March 31, 2010

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,526	$32,291
Short-term investments	49,758	50,000
Accounts receivable, net	10,283	7,830
Inventories	6,642	7,387
Other current assets	7,807	4,906

Total current assets	103,016	102,414
Property and equipment, net	4,467	4,607
Long-term investments	242	—
Goodwill	5,564	5,564
Intangible assets, net	2,752	2,804
Other assets and deferred charges	465	782

Total assets	$116,506	$116,171

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,337	$6,572
Accrued compensation	2,840	3,171
Accrued expenses	3,918	2,601
Deferred revenue	31	29

Total current liabilities	12,126	12,373
Non-current liabilities	238	223
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 54,002 and 53,876, respectively	54	54
Additional paid-in capital	468,974	467,677
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(363,898)	(363,168)

Total stockholders’ equity	104,142	103,575

Total liabilities and stockholders’ equity	$116,506	$116,171

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$22,372	$17,895
Cost of revenue	10,679	9,464

Gross margin	11,693	8,431
Operating expenses:
Research and development	7,628	6,599
Selling, general and administrative	4,766	5,685
Restructuring costs	4	—

Total operating expenses	12,398	12,284

Loss from operations	(705)	(3,853)
Other income (expense):
Interest income	230	418
Foreign currency gains (losses), net	(185)	(214)
Other, net	4	40

Loss before income taxes	(656)	(3,609)
Income tax expense	74	48

Net loss	$(730)	$(3,657)

Basic and diluted net loss per common share	$(0.01)	$(0.07)

Weighted-average common shares used in computing basic and diluted loss per common share	53,972	52,064

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(730)	$(3,657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	415	488
Amortization of intangibles	52	—
Stock-based compensation	1,208	1,120
Loss on disposal of assets	—	9
Foreign currency loss	158	111
Changes in operating assets and liabilities:
Accounts receivable, net	(2,509)	2,009
Inventories	745	1,947
Other assets	(2,676)	(956)
Accounts payable	(1,312)	51
Accrued expenses	1,578	1,359
Accrued compensation	(365)	(189)
Deferred revenue	2	(279)
Other liabilities	15	(8)

Net cash provided by (used in) operating activities	(3,419)	2,005
Investing activities:
Purchases of property and equipment	(341)	(342)
Proceeds from maturity of certificates of deposits	242	—
Purchase of short-term certificates of deposit	—	(10,000)
Purchase of long-term certificates of deposit	(242)	—

Net cash used in investing activities	(341)	(10,342)
Financing activities:
Proceeds from issuance of common stock	142	1
Surrender of common stock by employees for payroll taxes	(53)	(32)

Net cash provided by (used in) financing activities	89	(31)
Effect of foreign currency exchange rate changes on cash	(94)	(51)

Net decrease in cash and cash equivalents	(3,765)	(8,419)
Cash and cash equivalents at beginning of period	32,291	46,097

Cash and cash equivalents at end of period	$28,526	$37,678

Non-cash investing activities:
Investment in enterprise software and equipment	$(127)	$(58)

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

General

The accompanying unaudited financial statements as of and for the first quarter of 2010 and 2009 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2010 and 2009 have been made. Results of operations for the first quarter of 2010 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: worldwide macroeconomic downturn; dependence on the worldwide cable, automotive entertainment electronics and DTV markets characterized by intense competition and rapidly changing technology; dependence on a few significant customers, third-party manufacturers and subcontractors; third-party distributors in certain markets; partners when we go to market with a joint solution; the successful development and marketing of new products in new and existing markets; the successful integration of the Auvitek International Ltd. (Auvitek) operations; and seasonality in the demand for consumer products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liabilities and line down clauses. See Part II, Item 1A. “Risk Factors” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures made in the accompanying notes, including valuing inventory, estimating warranty costs, determining the collectability of accounts receivable and the valuation of deferred tax assets, contingent liabilities, liabilities for incentive compensation and other amounts. We also use estimates, judgments and assumptions to determine the valuation of investments, the impairment of goodwill and intangibles and the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the consolidated financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our consolidated financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At March 31, 2010 and December 31, 2009, our short-term and long-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The carrying values of our short-term and long-term investments approximate fair value as the certificates of deposit were entered into at market rates. The certificates of deposit have a contractual maturity of one to two years and will mature on various dates during the second and fourth quarters of 2010 and first quarter of 2012.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable are written off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the first quarter of 2010 and 2009 were insignificant. The allowance for doubtful accounts was insignificant as of March 31, 2010 and December 31, 2009.

Inventory Valuation

Our inventories are stated at the lower of cost or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances and accrued noncancelable inventory purchase obligations for the first quarter of 2010 and 2009 was a charge (benefit) to cost of revenue of $(0.1) million and $0.8 million, respectively.

Property and Equipment

Our property and equipment are stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 7 years. We depreciate leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

Impairment of Goodwill and Other Long-lived Assets

We review goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or whenever events or changes in circumstances indicate impairment may exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of other long-lived assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or asset group. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recognized during the first quarter of 2010 and 2009.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At March 31, 2010, there were no products shipped for which revenue was deferred due to the uncertainty of collection. At December 31, 2009, the sales value of products shipped for which revenue was deferred due to the uncertainty of collection was insignificant.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the first quarter of 2010 and 2009, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our consolidated financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete. Deferred revenue as a result of customer prepayments was insignificant as of March 31, 2010 and December 31, 2009.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At March 31, 2010 and December 31, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant.

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

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. There were no accrued warranty costs at March 31, 2010 and December 31, 2009.

Foreign Currency Remeasurement

Our functional currency and that of our foreign subsidiaries is the United States Dollar. The impact from the re-measurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of foreign currency gains and losses and results primarily from exchange rate fluctuations between the United States Dollar and the Euro. Net foreign currency losses were $0.2 million during the first quarter of 2010 and 2009.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at March 31, 2010 and December 31, 2009. Changes in uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2009	$833
Tax positions taken in 2010	31
Interest recorded in 2010	10
Effect of changes in foreign currency exchange rates	(1)

Balance at March 31, 2010	$873

At March 31, 2010, the uncertain income tax positions related to transfer pricing adjustments with foreign subsidiaries acquired with Auvitek and foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. Interest and penalties of $0.2 million were accrued at March 31, 2010 and December 31, 2009 related to uncertain income tax positions assumed in the acquisition of Auvitek.

In conjunction with the purchase price allocation for the acquisition of Auvitek, we recorded an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify us for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 2. At March 31, 2010, the indemnification asset was $0.7 million.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the first quarter of 2010 and 2009.

The following table sets forth anti-dilutive securities that have been excluded from net loss per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	8,722	11,039
Restricted stock units	2,834	756
Employee stock purchase plan	105	44

Total anti-dilutive securities excluded	11,661	11,839

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718) and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under ASC 718 was $1.2 million and $1.1 million for the first quarter of 2010 and 2009, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 9.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2010 and December 31, 2009.

Comprehensive Income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000. Comprehensive loss for all periods presented is equivalent to net loss.

Risk Concentrations

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade accounts receivable. At March 31, 2010, approximately 55% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectability of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

We depend on third-party foundries, primarily IBM, TowerJazz, TSMC and X-FAB, and third-party assembly and test firms, primarily ASE, Amkor, Cirtek and SPIL, to manufacture all of our ICs. We do not have long-term supply agreements with our foundries but obtain ICs on a purchase order basis. The inability of a third-party foundry to continue manufacturing our ICs would have a material adverse effect on our operations. Our ICs are primarily manufactured in the United States, South Korea, Taiwan, China and the Philippines.

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions under a manufacturing agreement entered into during 2005. This agreement will automatically renew in May 2010 for one year. The agreement can be terminated by either party by notice at least 365 days prior to any renewal term. For the first quarter of 2010, approximately 16% of our total net revenue was derived from the sale of our module products that were primarily manufactured by Ionics. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our results of operations. We are also dependent upon third-parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

Commitments and Contingencies

We may be subject to the possibility of loss contingencies for various legal matters. Our discussion of legal matters includes pending litigation and matters in which any party has manifested a present intention to commence litigation related to such matters. There can be no assurance that additional contingencies of a legal nature or having legal aspects will not be asserted against us in the future. Such matters could relate to prior transactions or events or future transactions and events. See Note 8. We regularly evaluate current information available to us to determine whether any provisions for loss should be made. If we ultimately determine that a provision for loss should be made for a legal matter, the provision for loss could have a material adverse effect on our results of operations and financial condition

Our future cash commitments are primarily for long-term facility leases. See Note 8.

2.	Acquisition of Auvitek International Ltd.

On July 31, 2009, Microtune completed the acquisition of Auvitek pursuant to the terms of the Agreement and Plan of Merger (Merger Agreement) dated as of July 10, 2009. Auvitek was a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based in Shanghai, China. The merger consideration consisted of (i) cash payments totaling $7.1 million, (ii) the issuance of 1,000,000 shares of Microtune common stock valued at $2.1 million and (iii) an earn-out payment to be determined based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010. We have determined the earn-out payments are not probable. As such, the fair value assigned to the earn-out payments was insignificant and not included in the purchase price allocation. The acquisition of Auvitek allows Microtune to develop highly-integrated RF-to-digital solutions targeting the worldwide integrated DTV market, provides customers with more complete solutions and accelerates penetration into the China DTV market. The results of operations for Auvitek were included in our consolidated statements of operations beginning August 1, 2009.

An escrow fund of $1,000,000 was established for indemnification obligations, subject to a minimum threshold of $100,000 and a deductible of $100,000 on tax matters with unreleased funds to be distributed 24 months after the acquisition date of July 31, 2009. The purchase price allocated to current assets included an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify us for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 1. The indemnification asset was measured on the same basis as the liability for uncertain tax positions in accordance with ASC Topic 740. Upon expiration of the selling shareholders’ obligation to indemnify us in July 2011, we will incur a charge to write off any remaining indemnification asset and will remain responsible for the outcome of potential contingent liabilities relating to uncertain tax positions.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

3.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Gross accounts receivable	$10,301	$7,848
Allowance for doubtful accounts	(18)	(18)

Accounts receivable, net	$10,283	$7,830

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$3,803	$4,478
Work-in-process	2,764	2,802
Raw materials	75	107

Total inventories	$6,642	$7,387

5.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued vacation	$1,281	$1,145
Accrued restructuring compensation	565	854
Other	994	1,172

Total accrued compensation	$2,840	$3,171

At March 31, 2010 and December 31, 2009, accrued restructuring compensation related to one-time employee termination benefits, primarily cash severance payments, from a restructuring plan. See Note 10.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued legal fees	$1,825	$583
Other	2,093	2,018

Total accrued expenses	$3,918	$2,601

At March 31, 2010 and December 31, 2009, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 8. The accrued expenses are expected to be paid during the next twelve months.

7.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2010 and December 31, 2009 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2009, we had a net operating loss carryforward of approximately $181.6 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2021. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

In the first quarter of 2010, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the first quarter of 2010 consisted of foreign income taxes and United States state income taxes.

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

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. In addition, we lease a research and development facility in Shanghai, China under an operating lease with a two year term, which began in September 2009. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases, which were deemed insignificant. Future minimum lease payments required under operating leases as of March 31, 2010 were as follows (in thousands):

Year Ending December 31,
2010	$1,266
2011	1,426
2012	1,091
2013	953
2014	891
Thereafter	3,209

Total future minimum lease payments	$8,836

Rent expense for the first quarter of 2010 and 2009 was $0.5 million and $0.3 million, respectively.

Purchase Commitments

As of April 30, 2010, we had approximately $16.1 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. As of March 31, 2010, we were unaware of any such claims by any of our customers.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

We voluntarily contacted the SEC in July 2006 regarding the Audit Committee’s independent investigation, and representatives of the Audit Committee met with the SEC in February 2007 and again in July 2007 to discuss the findings of the Audit Committee’s investigation. We fully cooperated with the SEC in its investigation of these matters. On June 30, 2008, we announced that we had agreed to settle with the SEC, without admitting or denying the allegations in the SEC’s complaint, by consenting to the entry of a permanent injunction against future violations of the federal securities laws. We were not required to pay any civil penalty or other monetary damages as part of the settlement.

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

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated consolidated financial statements, the defense of the related derivative lawsuit and the SEC investigation. We continue to incur substantial legal expenses related to the SEC litigation against Mr. Bartek and Ms. Richardson. We have advanced substantial legal expenses to Mr. Bartek and Ms. Richardson pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have recognized expenses of approximately $7.5 million through March 31, 2010 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carrier, and currently have a receivable of $3.9 million at March 31, 2010 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carriers. As of March 31, 2010, we have exhausted $13.9 million of our $20 million directors’ and officers’ liability insurance coverage. Currently, no trial date has been set by the court and legal counsel for Mr. Bartek and Ms. Richardson continue to incur substantial expenses approximating $2 million to $3 million per quarter to conduct discovery, take depositions and prepare for trial. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, and our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses until the insurance coverage is exhausted with any non-reimbursable amounts being covered solely by Microtune. Legal fees incurred responding to the discovery requests and subpoenas of counsel to Mr. Bartek and Ms. Richardson are generally not reimbursable and these legal fees have been and may continue to be substantial. We are currently unable to determine if the remaining portion of the directors’ and officers’ liability insurance coverage will be sufficient to cover all future legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson and any future expenses in excess of our insurance coverage could be substantial and have a material adverse effect on our financial condition. See Part II, Item 1A. “Risk Factors.”

9.	Stockholders’ Equity

Rights Plan

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15% or more of our common stock or announces a tender offer which could result in such a person or entity owning 15% or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15%, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15% or more of our common stock, the rights permit our stockholders other than the acquirer to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in both cases. The rights expire on March 3, 2012. On March 31, 2010, 54,002,294 rights were outstanding.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

2010 Incentive Compensation Program

During the first quarter of 2010, our Board of Directors approved an annual incentive compensation program for fiscal year 2010 (2010 Bonus Program) covering executive officers, key managers and key employees that provides for incentive compensation to be paid, to the extent any such compensation is earned through the performance vesting of restricted stock units under the Amended and Restated Microtune, Inc. 2000 Stock Plan (2000 Stock Plan). An aggregate of 1,405,281 restricted stock units were awarded under the 2010 Bonus Program with a grant date fair value of $2.40 per share.

The number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, including net revenue and adjusted profitability. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2011. Any portion of the restricted stock units that do not vest will immediately be forfeited. During the first quarter of 2010, amounts recognized under the 2010 Bonus Program in stock-based compensation expense relating to the restricted stock units were $0.6 million.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$14	$(2)

Research and development	761	467
Selling, general and administrative	433	655

Total stock-based compensation expense included in operating expenses	$1,194	$1,122

Total stock-based compensation expense	$1,208	$1,120

At March 31, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $6.0 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 1.5 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of ASC 718 in future periods, the stock-based compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

10.	Restructuring Cost

In October 2009, we finalized a restructuring plan that included a reduction in force that resulted in the termination or attrition of approximately 10% of our workforce. The reduction in force was substantially completed during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment. The following table summarizes the restructuring activity (in thousands):

Balance at December 31, 2009	$854
Additions	7
Adjustments to accrued restructuring cost	(3)
Payments	(243)
Effect of changes in foreign currency exchange rates	(50)

Balance at March 31, 2010	$565

At March 31, 2010 and December 31, 2009, accrued restructuring cost related to cash severance payments. The remaining payments will be made during the second quarter of 2010.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

11.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net loss from foreign operations totaled $1.0 million and $1.5 million for the first quarter of 2010 and 2009, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended March 31,
	2010	2009
Asia Pacific	$12,240	$8,062
North America	5,880	6,271
Europe	3,651	3,406
Other	601	156

Total	$22,372	$17,895

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2010	2009
China (including Hong Kong)	33%	23%
Mexico	24%	31%
Indonesia	10%	*

*	Less than 10% of total net revenue

The locations of property and equipment, net are summarized below (in thousands):

	March 31, 2010	December 31, 2009
United States	$2,669	$2,935
Germany	1,167	1,049
Other	631	623

Total	$4,467	$4,607

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2010	2009
Cisco	28%	36%
Samsung	12%	*
Unihan (1)(2)	11%	14%
Panasonic	10%	10%
Ten largest customers	82%	88%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

12.	Subsequent Events

We evaluated subsequent events through the date the financial statements were issued. No reportable subsequent events were identified as a result of our evaluation.

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

OVERVIEW

Microtune, Inc. was incorporated in 1996. We design and market receiver solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. These solutions include radio frequency (RF) integrated circuits (ICs), digital signal processing ICs and subsystem module solutions. Our product portfolio consist of tuners, amplifiers, upconverters, demodulators and receivers, which permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our tuner products shipped into the cable and DTV markets are in the form of ICs while our tuner products shipped into the automotive entertainment electronics market are principally in the form of subsystem modules, but are expected to be increasingly in the form of ICs in the near future. Our amplifier products are principally in the form of both ICs and subsystem modules and our upconverter products are principally in the form of subsystem modules, but also contain our ICs. Our demodulator and receiver products are in the form of ICs and are targeted principally for the digital TV market.

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

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our ICs and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. The devices or applications that our customers produce include cable television set-top boxes; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; integrated digital television (iDTV) systems, including high-definition televisions (HDTV); digital-to-analog converter boxes; and personal computer television (PC/TV) multimedia products. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 12% and 8% of our net revenue from sales made to distributors in the first quarter of 2010 and 2009, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

•

Cost of Revenue and Gross Margin: Cost of revenue includes the cost of subcontracted materials and wafer fabrication, IC assembly, final test, factory labor and overhead, shipping of materials, shipping costs to customers, customs expenses, warranty costs, production employee expenses and inventory charges or benefits relating to excess or obsolete inventory. We also report expenses for the depreciation of our test and handling equipment and logistics in cost of revenue in addition to the amortization of intangible assets. Significant items impacting cost of revenue include our product mix and volumes of product sales; the position of our products in their respective life cycles; the effects of competitive pricing programs; manufacturing costs; fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs, and overhead costs; and provisions for excess or obsolete inventory. Stock-based compensation expense recorded in cost of revenue under Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation (ASC 718), was insignificant, and is expected to continue to be insignificant as we use third-party contract manufacturers to produce the majority of our products enabling us to employ a limited number of production employees. Our cost of revenue may increase due to price fluctuations and cyclical demand and we may not be able to pass this increase on to our customers, which makes it difficult for us to determine if cost of revenue and gross margin trends will continue or to predict future results. We analyze absolute gross margin dollars and gross margin percentage. We also analyze the key drivers of gross margin, namely selling price trends and the components of cost of revenue.

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

•

Balance Sheet: We view cash and cash equivalents, short-term investments, accounts receivable, days sales outstanding, inventory, inventory turns and working capital as important indicators of our financial health.

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2010	2009
Net revenue	100%	100%
Cost of revenue	48	53

Gross margin	52	47
Operating expenses:
Research and development	34	37
Selling, general and administrative	21	31
Restructuring cost	—	—

Total operating expenses	55	68

Loss from operations	(3)	(21)
Other income (expense)	—	1

Loss before income taxes	(3)	(20)
Income tax expense	—	—

Net loss	(3)%	(20)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net Revenue

The following table presents net revenue from each of our product types for the first quarter of 2010 as compared to the first quarter of 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Silicon	$18,584	$14,598	$3,986	27%
Modules	3,640	3,297	343	10
Other	148	—	148	100

Total	$22,372	$17,895	$4,477	25%

The increase in net revenue in the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of increased shipments of silicon tuner products for the cable market, silicon and module products for the automotive entertainment electronics market and silicon tuner and demodulator products for the DTV market offset by slightly lower average selling prices of silicon tuner products for the cable market and automotive entertainment electronics market. Silicon tuner unit shipments increased by approximately 29% in the first quarter 2010 as compared to the first quarter of 2009, primarily relating to the cable and DTV markets. Module unit shipments for the automotive entertainment electronics market increased by approximately 8% in the first quarter of 2010 as compared to the first quarter of 2009, primarily relating to car radio applications offset by decreased shipments relating to car television applications.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended March 31,
	2010	2009
Cisco	28%	36%
Samsung	12%	*
Unihan (1)(2)	11%	14%
Panasonic	10%	10%
Ten largest customers	82%	88%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the first quarter of 2010 as compared to the first quarter of 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change		% Change
Cost of revenue	$10,679	$9,464	$1,215		13%
Gross margin	11,693	8,431	3,262		39
Gross margin %	52.3%	47.1%	5.2	pts.

Gross margin increased in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to an approximate $4.5 million increase in net revenue and a 5.2 point increase in gross margin percentage. Gross margin percentage in the first quarter of 2010 as compared to the first quarter of 2009 was positively impacted by a decrease in charges related to inventory identified as excess to expected demand, particularly for cable set-top box silicon products and car television module products, an increase in net revenue for the digital television market as a percentage of total revenue, which had a higher gross margin percentage as compared to other markets, and a decrease in net revenue for the automotive entertainment electronics market as a percentage of total net revenue, which had a lower gross margin percentage as compared to other markets.

Our cost of revenue for the first quarter of 2010 and 2009 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories for the first quarter of 2010 and 2009 was $0.2 million and $0.2 million, respectively. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations for the first quarter of 2010 and 2009 was a charge (benefit) of $(0.1) million and $0.8 million, respectively.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$14	$(2)

Research and development	761	467
Selling, general and administrative	433	655

Total stock-based compensation expense included in operating expenses	$1,194	$1,122

Total stock-based compensation expense	$1,208	$1,120

Operating Expenses

The following table presents operating expenses for the first quarter of 2010 as compared to first quarter of 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Research and development	$7,628	$6,599	$1,029	16%
Selling, general and administrative	4,766	5,685	(919)	(16)
Restructuring cost	4	—	4	100

Total	$12,398	$12,284	$114	1%

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses, engineering software, prototype materials, lab supplies and training. We have expensed all of our research and development costs in the period incurred. Research and development efforts currently are focused primarily on the development of our next generation of products and designing more highly-integrated products that leverage next-generation technology.

The increase in research and development expenses in the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of an increase in personnel-related expenses resulting from the addition of employees due to the acquisition of Auvitek, an increase in prototyping expenses for new silicon projects and the timing of these expenditures and an increase in expenditures to design our silicon products including license and maintenance fees for engineering software.

We remain committed to significant research and development efforts to support our technology leadership in the markets in which we operate. Currently, we hold over 90 issued United States utility patents and have more than 30 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF, analog and digital demodulator technologies at the broad architectural, circuit and building-block levels.

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

The decrease in selling, general and administrative expenses in the first quarter of 2010 as compared to the first quarter of 2009 was due to a decrease in professional fees of our legal firms expensed in connection with the SEC litigation against two of our former officers, a decrease in accounting expenses, a decrease in stock-based compensation and a decrease in depreciation expense due to our enterprise resource planning software becoming fully depreciated in the third quarter of 2009. The results in the first quarter of 2010 included a net benefit of $0.1 million related to professional fees of our legal firms expensed in connection with the SEC litigation against two of our former officers and excluded $3.9 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter. See Part II., Item 1. “Legal Proceedings.”

Restructuring Costs

In October 2009, we finalized a restructuring plan that included a reduction in force that resulted in the termination or attrition of approximately 10% of our workforce. The reduction in force was substantially completed during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment. Remaining cash severance payments of $0.6 million were accrued at March 31, 2010. The remaining cash severance payments will be made during the second quarter of 2010. See Note 10, “Restructuring Cost” to Notes to Unaudited Consolidated Financial Statements.

Other Income and Expense

Other income (expense) consists primarily of interest income from our cash balances, net foreign currency gains (losses) and other non-operating income (expenses).

The following table presents a comparison of other income (expense) for the first quarter of 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Interest income	$230	$418	$(188)	(45)%
Foreign currency gains (losses), net	(185)	(214)	29	14
Other, net	4	40	(36)	(90)

Total	$49	$244	$(195)	(80)%

The decrease in interest income in the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of significantly lower average rates of return on our cash and investment balances.

Our functional currency is the United States Dollar. The impact from the remeasurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the first quarter of 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change		% Change
Income tax expense	$74	$48	$26		54%
Effective tax rate	(11.3)%	(1.3)%	(10.0	)pts.

In the first quarter of 2010, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the first quarter of 2010 consisted of foreign income taxes and United States state income taxes.

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

Net Loss

The following table presents a comparison of our net loss for the first quarter of 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change		% Change
Net loss	$(730)	$(3,657)	$2,927		80%
Percent of net revenue	(3.3)	(20.4)	17.1	pts.

The decrease in net loss in the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of an increase in net revenue, which resulted in an increase of $3.3 million in gross margin, an increase in gross margin percentage, and a decrease in selling, general and administrative expense, partially offset by an increase in research and development expense and a decrease in interest income, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $363.9 million as of March 31, 2010. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

We have invested heavily in research and development of our RF ICs and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of IC designers and systems engineers, the acquisition of test and development equipment and software development tools and the acquisition of other companies for the expansion of our product portfolio. As a result, we may incur substantial losses from operations in the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

The time lag between product availability and volume shipment can be significant due to the sales process for our products, including customer qualification of our products. This delay can be from six months to as long as four years, during which we continue to develop our technology. Due to this lengthy product cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue. In addition, due to the lengthy product cycle, we may not generate sufficient revenues to recover our investment costs. The rate of new orders may vary significantly from month to month and quarter to quarter. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially future quarters, would be materially and adversely affected.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for the first quarter of 2010 and 2009 and at March 31, 2010 and December 31, 2009, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Operating cash flows	$(3,419)	$2,005	$(5,424)	(271)%
Investing cash flows	(341)	(10,342)	10,001	97
Financing cash flows	89	(31)	120	387

Capital expenditures	341	342	(1)	0

Days sales outstanding in accounts receivable	41	37	4	11
Inventory turns (annualized)	6.4	4.1	2.3	56

	March 31, 2010	December 31, 2009	Change	% Change
Cash and cash equivalents	$28,526	$32,291	$(3,765)	(12)%
Short-term investments	49,758	50,000	(242)	0
Long-term investments	242	—	242	100

Total	$78,526	$82,291	$(3,765)	(5)%

Accounts receivable, net	$10,283	$7,830	$2,453	31%
Inventories	6,642	7,387	(745)	(10)
Working capital	90,890	90,041	849	1

In the first quarter of 2010, the decrease in cash provided by operating activities resulted primarily from working capital changes in our receivable from our directors’ and officers’ liability insurance carrier for professional fees incurred by certain former officers who are involved in litigation with the SEC, working capital changes in accounts receivable due to the timing of cash receipts and increased net revenue, working capital changes in accounts payable due to timing of payments made to vendors and working capital changes in accrued compensation due to payments of cash severance, partially offset by working capital changes in accrued expenses for professional fees incurred by certain former officers who are involved in litigation with the SEC, an increase in cash operating results and working capital changes in inventory due to increased net revenue. See Note 8, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements. Cash operating results increased in the first quarter of 2010 as compared to the first quarter of 2009 due to an increase in net revenue, partially offset by a decrease in interest income and an increase in operating expenses, as described above.

In the first quarter of 2010, our primary use of cash from investing activities was the purchase of property and equipment. In the first quarter of 2009, our primary use of cash from investing activities was the purchase of certificates of deposit.

In the first quarter of 2010, our primary source of cash from financing activities was the exercise of employee stock options. In the first quarter of 2009, our primary use of cash from financing activities was the surrender of common stock by employees to satisfy payroll tax withholding requirements on incentive compensation under the incentive compensation program for the fiscal year 2008.

Our cash and cash equivalents consisted of bank deposits and money market funds. Our short-term and long-term investments consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). The certificates of deposit have a contractual maturity of one to two years and mature on various dates during the second and fourth quarters of 2010 and first quarter of 2012. We currently have no long-term debt.

See Note 8, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 10-K) filed with the SEC on February 16, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under the heading Legal Proceedings in Note 8, “Commitments and Contingencies,” to the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2009 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2009 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our purchases of our common stock during the first quarter of 2010:

2010 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31 Employee transactions (1)	4,255	$2.22	—	N/A
February 1—February 28 Employee transactions (1)	17,971	$2.40	—	N/A
March 1—March 31	—	—	—	—

Total	22,226	$2.37	—	N/A

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS

Exhibit Number
3.1 (1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (2)	Amended and Restated Bylaws, as amended July 23, 2008.

10.1 (3)	Amendment No. 4 to Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant dated February 12, 2010.

10.2 (3)**	Eighth Amended and Restated Semiconductor Custom Manufacturing Attachment No. 1 to Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant dated February 12, 2010.

10.3 (3)**	First Amended and Restated Semiconductor Custom Manufacturing Attachment No. 2 to Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant dated February 12, 2010.

10.4 (3)**	Semiconductor Custom Manufacturing Attachment No. 3 to Custom Sales Agreement No. 000569 between International Business Machines Corporation and the Registrant dated February 12, 2010.

10.5 (4)	Amended and Restated Severance and Change of Control Agreement between Microtune, Inc. and James A. Fontaine dated effective March 4, 2010.

10.6 (4)	Amended and Restated Severance and Change of Control Agreement between Microtune, Inc. and Barry F. Koch dated effective March 4, 2010.

10.7 (4)	Amended and Restated Severance and Change of Control Agreement between Microtune, Inc. and Justin M. Chapman dated effective March 4, 2010.

10.8 (4)	Amended and Restated Severance and Change of Control Agreement between Microtune, Inc. and Robert S. Kirk dated effective March 4, 2010.

10.9 (4)	Amended and Restated Severance and Change of Control Agreement between Microtune, Inc. and Phillip D. Peterson dated effective March 4, 2010.

10.10 (4)	Amended and Restated Severance and Change of Control Agreement between Microtune, Inc. and William Edward Basso dated effective March 4, 2010.

10.11 (5)	Agreement by and between Microtune, Inc. and the Ramius Group dated as of March 23, 2010.

10.12 (6)	Description of Microtune, Inc. 2010 Incentive Compensation Program.

31.1	Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 19, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 10, 2010.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 24, 2010.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 11, 2010.
*	Furnished herewith.
**	Portions of this exhibit were omitted pursuant to a request for confidential treatment filed separately.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JUSTIN M. CHAPMAN
Justin M. Chapman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 4, 2010