Form 10-Q
period 2010-06-30
MICROTUNE INC
filed 2010-07-29
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 23, 2010, there were approximately 54,261,717 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

MICROTUNE, INC.

FORM 10-Q

June 30, 2010

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,468	$32,291
Short-term investments	49,758	50,000
Accounts receivable, net	11,504	7,830
Inventories	6,942	7,387
Other current assets	7,963	4,906

Total current assets	108,635	102,414
Property and equipment, net	4,200	4,607
Long-term investments	242	—
Goodwill	5,564	5,564
Intangible assets, net	2,841	2,804
Other assets and deferred charges	143	782

Total assets	$121,625	$116,171

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,094	$6,572
Accrued compensation	2,468	3,171
Accrued expenses	3,908	2,601
Deferred revenue	55	29

Total current liabilities	15,525	12,373
Non-current liabilities	237	223
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 54,262 and 53,876, respectively	54	54
Additional paid-in capital	470,256	467,677
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(363,459)	(363,168)

Total stockholders’ equity	105,863	103,575

Total liabilities and stockholders’ equity	$121,625	$116,171

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$24,342	$17,572	$46,714	$35,467
Cost of revenue	11,825	9,108	22,504	18,572

Gross margin	12,517	8,464	24,210	16,895
Operating expenses:
Research and development	7,018	7,114	14,646	13,713
Selling, general and administrative	5,095	5,751	9,861	11,436
Restructuring costs	—	—	4	—

Total operating expenses	12,113	12,865	24,511	25,149

Income (loss) from operations	404	(4,401)	(301)	(8,254)
Other income (expense):
Interest income	235	361	465	779
Foreign currency gains (losses), net	(157)	76	(342)	(138)
Other, net	(3)	7	1	47

Income (loss) before income taxes	479	(3,957)	(177)	(7,566)
Income tax expense	40	83	114	131

Net income (loss)	$439	$(4,040)	$(291)	$(7,697)

Net income (loss) per common share:
Basic	$0.01	$(0.08)	$(0.01)	$(0.15)

Diluted	$0.01	$(0.08)	$(0.01)	$(0.15)

Weighted-average common shares outstanding:
Basic	54,161	52,277	54,067	52,170

Diluted	54,900	52,277	54,067	52,170

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(291)	$(7,697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	821	991
Amortization of intangibles	127	—
Allowance for uncollectable debt	—	17
Stock-based compensation	2,416	2,486
Loss on disposal of assets	—	9
Foreign currency loss	160	103
Changes in operating assets and liabilities:
Accounts receivable	(3,852)	1,484
Inventories	445	4,686
Other assets	(2,464)	1,274
Accounts payable	2,417	(194)
Accrued expenses	1,753	1,252
Accrued compensation	(689)	(311)
Deferred revenue	26	(230)
Other liabilities	14	5

Net cash provided by operating activities	883	3,875
Investing activities:
Purchases of property and equipment	(616)	(514)
Proceeds from maturity of certificates of deposit	20,242	40,242
Purchase of certificates of deposit	(20,242)	(50,000)

Net cash used in investing activities	(616)	(10,272)
Financing activities:
Proceeds from issuance of common stock	339	521
Surrender of common stock by employees for payroll taxes	(176)	(32)

Net cash provided by financing activities	163	489
Effect of foreign currency exchange rate changes on cash	(253)	(14)

Net increase (decrease) in cash and cash equivalents	177	(5,922)
Cash and cash equivalents at beginning of period	32,291	46,097

Cash and cash equivalents at end of period	$32,468	$40,175

Non-cash investing activities:
Acquisition of intellectual property	$(164)	$—
Investment in enterprise software and equipment	$—	$(13)

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

General

The accompanying unaudited financial statements as of and for the second quarter and first half of 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the second quarter and first half of 2010 and 2009 have been made. Results of operations for the second quarter and first half of 2010 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: worldwide macroeconomic downturn, dependence on the worldwide cable, automotive entertainment electronics and DTV markets which are characterized by intense competition and rapidly changing technology; dependence on a few significant customers, third-party manufacturers and subcontractors; dependence on third-party distributors in certain markets; dependence on partners when we go to market with a joint solution; the successful development and marketing of new products in new and existing markets; and seasonality in the demand for the end products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liability and line down clauses in customer agreements.

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures made in the accompanying notes, including valuing inventory, estimating warranty costs, determining the collectability of

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

accounts receivable and the valuation of deferred tax assets, contingent liabilities, liabilities for incentive compensation and other amounts. We also use estimates, judgments and assumptions to determine the valuation of investments, the valuation and recoverability of goodwill and intangibles and the remaining economic lives and carrying values of property and equipment and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the consolidated financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our consolidated financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At June 30, 2010 and December 31, 2009, our short-term and long-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The carrying values of our short-term and long-term investments approximate fair value. The certificates of deposit have contractual maturities of one to two years and will mature on various dates during the fourth quarter of 2010, the second quarter of 2011 and the first quarter of 2012.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable are written off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the second quarter and first half of 2010 and 2009 were insignificant. The allowance for doubtful accounts was insignificant as of June 30, 2010 and December 31, 2009.

Inventory Valuation

Our inventories are stated at the lower of cost or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation allowances and accrued noncancelable inventory purchase obligations was insignificant for the second quarter of 2010 and was a charge to cost of revenue of $0.3 million for the second quarter of 2009. The net impact of changes in the inventory valuation allowances and accrued noncancelable inventory purchase obligations for the first half of 2010 and 2009 was a charge (benefit) to cost of revenue of $(0.1) million and $1.2 million, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

Intangible Assets and Goodwill

Our intangible assets consist of developed technology, in-process research and development and goodwill recorded as the result of our acquisition of Auvitek International Ltd. (Auvitek) and intellectual property purchased for certain research and development projects. See Note 2. Our intangible assets with definite lives are being amortized on a straight-line basis over periods ranging from 3 to 6 years. During the second quarter of 2010, upon the completion of certain acquired in-process research and development, we began amortizing the related cost over its estimated useful life. Goodwill is the result of the difference between the aggregate consideration paid for Auvitek and the net of the fair values of the tangible and identifiable intangible assets acquired and the liabilities assumed.

Impairment of Goodwill and Other Long-lived Assets

We review goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or whenever events or changes in circumstances indicate impairment may exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of other long-lived assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or asset group. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recognized during the second quarter and first half of 2010 and 2009.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At June 30, 2010, there were no products shipped for which revenue was deferred due to the uncertainty of collection. At December 31, 2009, the sales value of products shipped for which revenue was deferred due to the uncertainty of collection was insignificant.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the second quarter and first half of 2010 and 2009, net revenue recognized upon receipt of payment was insignificant.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our consolidated financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At June 30, 2010 and December 31, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant.

Research and Development Costs

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred, except for intellectual property purchased for certain research and development projects which is amortized on a straight-line basis over its estimated useful life. Research and development efforts currently are focused primarily on the development of our next generation of products.

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of revenue.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. There were no significant accrued warranty costs at June 30, 2010 and December 31, 2009.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at June 30, 2010 and December 31, 2009. Changes in uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2009	$833
Tax positions taken in 2010	49
Interest recorded in 2010	23
Effect of changes in foreign currency exchange rates	1

Balance at June 30, 2010	$906

At June 30, 2010, the uncertain income tax positions related to transfer pricing adjustments with foreign subsidiaries acquired with Auvitek and foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. Interest and penalties of $0.3 million and $0.2 million were accrued at June 30, 2010 and December 31, 2009, respectively, related to uncertain income tax positions assumed in the acquisition of Auvitek.

In conjunction with the purchase price allocation for the acquisition of Auvitek, we recorded an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify us for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 2. At June 30, 2010, the indemnification asset was $0.7 million.

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

June 30, 2010

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$439	$(4,040)	$(291)	$(7,697)
Weighted average common shares outstanding	54,161	52,277	54,067	52,170
Weighted average dilutive potential common shares:
Stock options	135	—	—	—
Restricted stock units	587	—	—	—
Employee stock purchase plan	17	—	—	—

Weighted average common and dilutive potential common shares	54,900	52,277	54,067	52,170

Basic income (loss) per common share	$0.01	$(0.08)	$(0.01)	$(0.15)

Diluted income (loss) per common share	$0.01	$(0.08)	$(0.01)	$(0.15)

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	7,285	10,978	8,556	10,978
Restricted stock units	4	1,282	3,124	1,282
Employee stock purchase plan	—	98	87	98

Total anti-dilutive securities excluded	7,289	12,358	11,767	12,358

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718) and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under ASC 718 for the second quarter of 2010 and 2009 was $1.2 million and $1.4 million, respectively, and $2.4 million and $2.5 million for the first half of 2010 and 2009, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 9.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at June 30, 2010 and December 31, 2009.

Comprehensive Income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000. Comprehensive income (loss) for all periods presented is equivalent to net income (loss).

Risk Concentrations

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade accounts receivable. At June 30, 2010, approximately 60% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectability of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

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

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions under a manufacturing agreement entered into during 2005. This agreement automatically renewed in May 2010 for one year and will automatically renew for additional one year periods each May unless either party provides notice of termination at least 365 days prior to any renewal term. For both the second quarter and first half of 2010, approximately 17% of our total net revenue was derived from the sale of our module products that were primarily manufactured by Ionics. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our results of operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

2.	Acquisition of Auvitek International Ltd.

On July 31, 2009, Microtune completed the acquisition of Auvitek pursuant to the terms of the Agreement and Plan of Merger dated as of July 10, 2009. Auvitek was a supplier of advanced DTV demodulator ICs for the HDTV and TV-enabled peripherals markets with primary engineering operations based in Shanghai, China. The merger consideration consisted of (i) cash payments totaling $7.1 million, (ii) the issuance of 1,000,000 shares of Microtune common stock valued at $2.1 million and (iii) an earn-out payment based upon the achievement of certain performance metrics during the period July 1, 2009 through June 30, 2010. We previously determined that the achievement of such earn-out metrics was not probable and therefore that no payments would be earned. As such, the fair value assigned to the earn-out payments was insignificant and not included in the purchase price allocation. The acquisition of Auvitek allows Microtune to develop highly-integrated RF-to-digital solutions targeting the worldwide integrated DTV market, provides customers with more complete solutions and accelerates our penetration into the China DTV market. The results of operations for Auvitek were included in our consolidated statements of operations beginning on the date of acquisition.

An escrow fund of $1,000,000 was established for indemnification obligations, subject to a minimum threshold of $100,000 and a deductible of $100,000 on tax matters with unreleased funds to be distributed 24 months after the acquisition date of July 31, 2009. The purchase price allocated to current assets included an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify us for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 1. The indemnification asset was measured on the same basis as the liability for uncertain tax positions in accordance with ASC Topic 740 Income Taxes. Upon expiration of the selling shareholders’ obligation to indemnify us in July 2011, we will incur a charge to write off any remaining indemnification asset and will remain responsible for the outcome of potential contingent liabilities relating to uncertain tax positions.

3.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Gross accounts receivable	$11,522	$7,848
Allowance for doubtful accounts	(18)	(18)

Accounts receivable, net	$11,504	$7,830

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$3,031	$4,478
Work-in-process	3,644	2,802
Raw materials	267	107

Total inventories	$6,942	$7,387

5.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued vacation	$1,374	$1,145
Accrued restructuring compensation	—	854
Other	1,094	1,172

Total accrued compensation	$2,468	$3,171

At December 31, 2009, accrued restructuring compensation related to one-time employee termination benefits, primarily cash severance payments, from a restructuring plan. See Note 10.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued legal fees	$1,341	$583
Other	2,567	2,018

Total accrued expenses	$3,908	$2,601

At June 30, 2010 and December 31, 2009, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 8. The accrued expenses are expected to be paid during the next twelve months.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

7.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at June 30, 2010 and December 31, 2009 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2009, we had a net operating loss carryforward of approximately $181.6 million and an unused research and development credit carryforward of approximately $4.4 million that will begin to expire in 2021. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the second quarter and first half of 2010, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the second quarter and first half of 2010 consisted of foreign income taxes and United States state income taxes.

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

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. In addition, we lease a research and development facility in Shanghai, China under an operating lease with a two year term, which began in September 2009. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases which were deemed insignificant. Future minimum lease payments required under operating leases at June 30, 2010 were as follows (in thousands):

Year Ending December 31,
2010	$765
2011	1,357
2012	1,057
2013	919
2014	854
Thereafter	2,924

Total future minimum lease payments	$7,876

Rent expense for the second quarter of 2010 and 2009 was $0.5 million and $0.3 million, respectively. Rent expense for the first half of 2010 and 2009 was $0.9 million and $0.7 million, respectively.

Purchase Commitments

As of July 23, 2010, we had approximately $20.6 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. At June 30, 2010, we were unaware of any significant claims by any of our customers.

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

Audit Committee Investigation, Restatement, Derivative Litigation and SEC Investigation

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

On June 30, 2008, the SEC filed suit in the United States District Court for the Northern District of Texas against Douglas J. Bartek, our former Chairman and Chief Executive Officer, who resigned in June 2003, and Nancy A. Richardson, our former Chief Financial Officer and General Counsel, who resigned in March 2004, alleging various violations of the U.S. securities laws related to our historical stock option granting practices. The SEC is seeking permanent injunctive relief, disgorgement, civil monetary penalties, a public company director and officer bar and reimbursement of bonuses and stock profits under Section 304 of the Sarbanes-Oxley Act. The suit against Mr. Bartek and Ms. Richardson is still pending and attorneys for Mr. Bartek and Ms. Richardson are actively preparing for trial.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated consolidated financial statements, the defense of a related derivative lawsuit, the SEC investigation and the SEC litigation against Mr. Bartek and Ms. Richardson. We continue to incur substantial legal expenses related to the SEC litigation against Mr. Bartek and Ms. Richardson. We have advanced substantial legal expenses to Mr. Bartek and Ms. Richardson pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have recognized expenses of approximately $7.6 million through June 30, 2010 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carriers, and currently have a receivable of $4.2 million at June 30, 2010 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carriers. As of June 30, 2010, we have exhausted $18.1 million of our $20 million directors’ and officers’ liability insurance coverage. Currently, no trial date has been set by the court and legal counsel for Mr. Bartek and Ms. Richardson have incurred substantial expenses to conduct discovery, take depositions, file various motions and prepare for trial. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, although at a reduced rate as compared to prior periods, and our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses until the insurance coverage is exhausted. If the SEC litigation against Mr. Bartek and Ms. Richardson is not resolved in the near future, we believe the remaining portion of the directors’ and officers’ liability insurance coverage will not be sufficient to cover all future legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson, and future expenses in excess of our insurance coverage could be substantial and could potentially have a material adverse effect on our results of operations. See Part II, Item 1A. “Risk Factors.”

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

9.	Stockholders’ Equity

Rights Plan

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15% or more of our common stock or announces a tender offer which could result in such a person or entity owning 15% or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15%, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15% or more of our common stock, the rights permit our stockholders other than the acquiror to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on March 3, 2012. At June 30, 2010, 54,261,717 rights were outstanding.

2010 Incentive Compensation Program

During the first quarter of 2010, our Board of Directors approved an annual incentive compensation program for fiscal year 2010 (2010 Bonus Program) covering executive officers, key managers and key employees that provides for incentive compensation to be paid, to the extent any such compensation is earned through the performance vesting of restricted stock units under the Amended and Restated Microtune, Inc. 2000 Stock Plan. An aggregate of 1,405,281 restricted stock units were awarded under the 2010 Bonus Program with a grant date fair value of $2.40 per share.

The number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, including net revenue and adjusted profitability. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2011. Any portion of the restricted stock units that do not vest will immediately be forfeited. During the second quarter and first half of 2010, amounts recognized under the 2010 Bonus Program in stock-based compensation expense relating to the restricted stock units were $0.5 million and $1.2 million, respectively.

Share-Based Awards

During the second quarter of 2010, we granted our employees approximately 464,000 restricted stock unit (RSU) awards in conjunction with our annual review of all employee compensation. The RSU awards generally vest in May 2014. The grant date fair value of these RSU awards was $2.49 per share.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of revenue	$8	$21	$22	$19

Research and development	567	662	1,328	1,129
Selling, general and administrative	633	683	1,066	1,338

Total stock-based compensation expense included in operating expenses	$1,200	$1,345	$2,394	$2,467

Total stock-based compensation expense	$1,208	$1,366	$2,416	$2,486

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

At June 30, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $5.7 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of ASC 718 in future periods, the stock-based compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

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

Termination Benefits
Balance at December 31, 2009	$854
Additions	7
Adjustments to accrued restructuring cost	(3)
Payments	(768)
Effect of changes in foreign currency exchange rates	(90)

Balance at June 30, 2010	$—

At December 31, 2009, accrued restructuring cost related to cash severance payments. These payments were made during the first half of 2010.

11.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $(0.3) million and $1.3 million for the second quarter of 2010 and 2009, respectively. Net loss from foreign operations totaled $1.3 million and $0.2 million for the first half of 2010 and 2009, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Asia Pacific	$12,950	$8,618	$25,191	$16,680
North America	6,179	5,005	12,058	11,276
Europe	4,610	3,215	8,262	6,621
Other	603	734	1,203	890

Total	$24,342	$17,572	$46,714	$35,467

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
China (including Hong Kong)	36%	31%	35%	27%
Mexico	23%	23%	23%	27%
Czech Republic	*	11%	*	*

*	Less than 10% of total net revenue

The locations of property and equipment, net are summarized below (in thousands):

	June 30, 2010	December 31, 2009
United States	$2,639	$2,935
Germany	992	1,049
Other	569	623

Total	$4,200	$4,607

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cisco	28%	28%	28%	32%
Panasonic	12%	14%	11%	12%
Unihan (1)(2)	11%	15%	11%	15%
Hitron	11%	*	*	*
Samsung	10%	*	11%	*

Ten largest customers	87%	88%	84%	87%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer, Inc.
*	Less than 10% of total net revenue

12.	Subsequent Events

We evaluated subsequent events through the date the financial statements were issued. No reportable subsequent events were identified as a result of our evaluation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic partners, the successful integration of the operations and products of the companies we acquire, our ability to successfully address new markets where competition is intense, our ability to successfully predict the future product needs of our customers and develop products that meet their needs in time to meet product design-in windows.

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

OVERVIEW

Microtune, Inc. was incorporated in 1996. We design and market receiver solutions for the cable, automotive entertainment electronics and digital television (DTV) markets. These solutions include radio frequency (RF) integrated circuits (ICs), digital signal processing ICs and subsystem module solutions. Our product portfolio consist of tuners, amplifiers, upconverters, demodulators and receivers, which permit the delivery, reception and exchange of broadband video, audio and data using terrestrial (off-air) and/or cable communications systems. Our tuner products shipped into the cable and DTV markets are in the form of ICs while our tuner products shipped into the automotive entertainment electronics market are principally in the form of subsystem modules, but are expected to be increasingly in the form of ICs within the next several years. Our amplifier products are principally in the form of both ICs and subsystem modules and our upconverter products are principally in the form of subsystem modules, but also contain our ICs. Our demodulator and receiver products are in the form of ICs and are targeted principally for the digital TV market.

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

Products targeting this market send and/or receive cable broadband signals. These products include tuners used in consumer premise equipment (CPE), including high-speed voice and data cable modems, digital cable set-top boxes and hybrid analog/digital cable set-top boxes; upconverter modules and chipsets used in headend modulators; and RF amplifiers used to send and receive signals between the cable headend and CPE. In some cases, the same tuners may be used to receive digital terrestrial signals. In this market, performance, the ability to support industry standards, power efficiency and overall solution cost are key factors in competing for design wins. Design cycles in the cable market range from six months to more than one year.

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

Products targeting this market receive and process digital and analog terrestrial and cable signals. These products are designed for use in consumer electronics devices such as iDTVs; digital terrestrial set-top boxes; IPTV set-top boxes that include one or more terrestrial tuners used to receive local high-definition television broadcasts; portable DVD players; digital video recorders (DVRs); DVD recorders; and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices. Products targeting these applications require high performance, power efficiency, competitive overall solution cost, small form factor and adherence to worldwide industry TV reception standards. Design cycles in the DTV market can range from a few months to more than one year.

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our ICs and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. The devices or applications that our customers produce include cable television STBs; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; iDTVs, including HDTVs; digital-to-analog converter boxes; and PC/TV multimedia products. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 12% and 9% of our net revenue from sales made to distributors in the second quarter of 2010 and 2009, respectively. We generated approximately 12% and 8% of our net revenue from sales made to distributors in the first half of 2010 and 2009, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

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

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	49	52	48	52

Gross margin	51	48	52	48
Operating expenses:
Research and development	29	40	31	39
Selling, general and administrative	21	33	21	32

Total operating expenses	50	73	52	71

Income (loss) from operations	1	(25)	—	(23)
Other income (expense)	1	2	(1)	2

Income (loss) before income taxes	2	(23)	(1)	(21)
Income tax expense	—	—	—	1

Net income (loss)	2%	(23)%	(1)%	(22)%

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net Revenue

The following table presents net revenue from each of our product types for the second quarter and first half of 2010 as compared to the second quarter and first half of 2009 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Silicon	$20,217	$14,162	$6,055	43%	$38,801	$28,759	$10,042	35%
Modules	4,105	3,410	695	20	7,745	6,708	1,037	15
Other	20	—	20	100	168	—	168	100

Total	$24,342	$17,572	$6,770	39%	$46,714	$35,467	$11,247	32%

The increase in net revenue in the second quarter and first half of 2010 as compared to the second quarter and first half of 2009 was primarily the result of increased shipments of silicon tuner products for the cable market, module products for the automotive entertainment electronics market, primarily relating to car radio applications, and demodulator products for the digital television market, partially offset by lower average selling prices of silicon tuner products for the cable market for the automotive entertainment electronics market. Silicon tuner unit shipments increased 46% and 37% in the second quarter and first half of 2010 as compared to the second quarter and first half of 2009, respectively, primarily relating to the cable market. Module unit shipments for the automotive entertainment electronics market increased 18% and 13% in the second quarter and first half of 2010 as compared to the second quarter and first half of 2009, respectively, primarily relating to car radio applications.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cisco	28%	28%	28%	32%
Panasonic	12%	14%	11%	12%
Unihan (1)(2)	11%	15%	11%	15%
Hitron	11%	*	*	*
Samsung	10%	*	11%	*

Ten largest customers	87%	88%	84%	87%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer Inc.
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the second quarter and first half of 2010 as compared to the second quarter and first half of 2009 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	2009	Change		% Change	2010	2009	Change		% Change
Cost of revenue	$11,825	$9,108	$2,717		30%	$22,504	$18,572	$3,932		21%
Gross margin	12,517	8,464	4,053		48	24,210	16,895	7,315		43
Gross margin %	51.4%	48.2%	3.2	pts.		51.8%	47.6%	4.2	pts.

Gross margin increased in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to an approximate $6.8 million increase in net revenue and a 3.2 point increase in gross margin percentage. Gross margin percentage in the second quarter of 2010 as compared to the second quarter of 2009 was positively impacted by an increase in gross margin percentage for the cable market, an increase in net revenue for the cable market as a percentage of total net revenue, which had a higher gross margin percentage as compared to other markets, and a decrease in the inventory valuation allowance, partially offset by lower average selling prices of silicon tuner products for the cable market.

Gross margin increased in the first half of 2010 as compared to the first half of 2009 primarily due to an approximate $11.2 million increase in net revenue and a 4.2 point increase in gross margin percentage. Gross margin percentage in the first half of 2010 as compared to the first half of 2009 was positively impacted by an increase in gross margin percentage for the cable market and automotive entertainment electronics market and a decrease in the inventory valuation allowance, partially offset by lower average selling prices of silicon tuner products for the cable market.

Our cost of revenue for the second quarter and first half of 2010 and 2009 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.3 million and $0.2 million for the second quarter of 2010 and 2009, respectively. The total value of these inventories was $0.5 million and $0.4 million for the first half of 2010 and 2009, respectively. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations for the second quarter of 2010 was insignificant and for the second quarter of 2009 was a charge of $0.3 million. The net impact of changes in the inventory valuation allowance and accrued noncancelable inventory purchase obligations for the first half of 2010 and 2009 was a charge (benefit) of $(0.1) million and $1.2 million, respectively.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$8	$21	$22	$19

Research and development	567	662	1,328	1,129
Selling, general and administrative	633	683	1,066	1,338

Total stock-based compensation expense included in operating expenses	$1,200	$1,345	$2,394	$2,467

Total stock-based compensation expense	$1,208	$1,366	$2,416	$2,486

Operating Expenses

The following table presents operating expenses for the second quarter and first half of 2010 as compared to second quarter and first half of 2009 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Research and development	$7,018	$7,114	$(96)	(1)%	$14,646	$13,713	$933	7%
Selling, general and administrative	5,095	5,751	(656)	(11)	9,861	11,436	(1,575)	(14)
Restructuring cost	—	—	—	—	4	—	4	100

Total	$12,113	$12,865	$(752)	(6)	$24,511	$25,149	$(638)	(3)

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses, engineering software, prototype materials, lab supplies, training and the amortization of purchased intellectual property. We have expensed all of our research and development costs in the period incurred, except for intellectual property purchased for certain research and development projects which is amortized on a straight-line basis over its estimated useful life. Research and development efforts currently are focused primarily on the development of our next generation of products and designing more highly-integrated products that leverage next-generation technology.

The decrease in research and development expenses in the second quarter of 2010 as compared to the second quarter of 2009 was primarily the result of a decrease in personnel-related expenses due to the reduction in force implemented during the fourth quarter of 2009, partially offset by an increase in prototyping expenses for new silicon projects and the timing of these expenditures and an increase in personnel expenses resulting from the addition of employees due to the acquisition of Auvitek International Ltd. (Auvitek).

The increase in research and development expenses in the first half of 2010 as compared to the first half of 2009 was primarily the result of an increase in prototyping expenses for new silicon projects and the timing of these expenditures, an increase in stock-based compensation expense and an increase in other expenditures resulting from the acquisition of Auvitek, partially offset by a decrease in personnel-related expenses due to the reduction in force implemented during the fourth quarter of 2009. Stock-based compensation expense increased in the first half of 2010 as compared to the first half of 2009 primarily due to amounts recognized under the annual incentive compensation program for fiscal year 2010.

We remain committed to significant research and development efforts to support our technology leadership in the markets in which we operate. Currently, we hold 90 issued United States utility patents and have 30 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include our personnel-related expenses for our administrative, finance, human resources, sales and marketing, information technology and legal departments, and include expenditures related to professional fees for accounting and legal, public relations and financial advisors. These expenses also include promotional and marketing costs, sales commissions and provisions for doubtful accounts. Selling, general and administrative expenses also include professional fees incurred in connection with the SEC litigation against two of our former officers that are not expected to be reimbursed by our directors’ and officers’ liability insurance.

The decrease in selling, general and administrative expenses in the second quarter and first half of 2010 as compared to the second quarter and first half of 2009 was due to a decrease in professional fees expensed in connection with the SEC litigation against two of our former officers, a decrease in professional fees expensed in connection with the acquisition of Auvitek and a decrease in depreciation expense due to our enterprise resource planning software becoming fully depreciated in the third quarter of 2009. The results in the second quarter of 2010 included net charges of $0.1 million related to professional fees of our legal firms expensed in connection with the SEC litigation against two of our former officers and excluded $4.2 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carrier related to this matter. See Part II., Item 1. “Legal Proceedings.” Professional fees expensed in the first half of 2010 in connection with the SEC litigation against two of our former officers were insignificant.

Restructuring Costs

In October 2009, we finalized a restructuring plan that included a reduction in force that resulted in the termination or attrition of approximately 10% of our workforce. The reduction in force was substantially completed during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment. The cash severance payments were made during the fourth quarter of 2009 and the first half of 2010. See Note 10, “Restructuring Cost” to Notes to Unaudited Consolidated Financial Statements.

Other Income and Expense

Other income (expense) consists primarily of interest income from our cash balances, net foreign currency gains (losses) and other non-operating income (expenses).

The following table presents a comparison of other income for the second quarter and first half of 2010 and 2009 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Interest income	$235	$361	$(126)	(35)%	$465	$779	$(314)	(40)%
Foreign currency gains (losses), net	(157)	76	(233)	(307)	(342)	(138)	(204)	(148)
Other, net	(3)	7	(10)	(143)	1	47	(46)	(98)

Total	$75	$444	$(369)	(83)%	$124	$688	$(564)	(82)%

The decrease in interest income in the second quarter and first half of 2010 as compared to the second quarter and first half of 2009 was primarily the result of significantly lower average rates of return on our cash and investment balances.

Our functional currency is the United States Dollar. The impact from the remeasurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense for the second quarter and first half of 2010 and 2009 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	2009	Change		% Change	2010	2009	Change		% Change
Income tax expense	$40	$83	$(43)		(52)%	$114	$131	$(17)		(13)%
Effective tax rate	8.4%	2.1%	6.3	pts.		64.4%	1.7%	62.7	pts.

In the second quarter and first half of 2010, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the second quarter and first half of 2010 consisted of foreign income taxes and United States state income taxes.

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

Net Income (Loss)

The following table presents a comparison of our net income (loss) for the second quarter and first half of 2010 and 2009 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	2009	Change		% Change	2010	2009	Change		% Change
Net income (loss)	$439	$(4,040)	$4,479		111%	$(291)	$(7,697)	$7,406		96%
Percent of net revenue	1.8%	(23.0)%	24.8	pts.		(0.6)%	(21.7)%	21.1	pts.

The increase in net income in the second quarter of 2010 as compared to net loss in the second quarter of 2009 was primarily the result of an increase in net revenue, which resulted in an increase of $4.1 million in gross margin, an increase in gross margin percentage, a decrease in research and development expense and a decrease in selling, general and administrative expense, partially offset by an increase in foreign currency losses and a decrease in interest income, as described above.

The decrease in net loss in the first half of 2010 as compared to the first half of 2009 was primarily the result of an increase in net revenue, which resulted in an increase of $7.3 million in gross margin, an increase in gross margin percentage and a decrease in selling, general and administrative expense, partially offset by an increase in research and development expense, a decrease in interest income and an increase in foreign currency losses, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $363.5 million at June 30, 2010. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or profitability.

We have invested heavily in research and development of our RF ICs and subsystem module technology. We expect to continue our investment in these areas to further develop our RF products. This investment may include the continued recruitment of IC designers and systems engineers, and the acquisition of test and development equipment and software development tools and the acquisition of other companies for the expansion of our product portfolio. As a result, we may incur substantial losses from operations in the foreseeable future. Furthermore, there can be no assurance that our research and development efforts will result in the timely development and commercial release of products that achieve market acceptance.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first half of 2010 and 2009 and at June 30, 2010 and December 31, 2009, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Six Months Ended June 30,
	2010	2009	Change	% Change
Operating cash flows	$883	$3,875	$(2,992)	(77)%
Investing cash flows	(616)	(10,272)	9,656	94
Financing cash flows	163	489	(326)	(67)

Capital expenditures	616	514	102	20

Days sales outstanding in accounts receivable	44	40	4	10
Inventory turns (annualized)	6.5	5.6	0.9	16

	June 30, 2010	December 31, 2009	Change	% Change
Cash and cash equivalents	$32,468	$32,291	$177	1%
Short-term investments	49,758	50,000	(242)	0
Long-term investments	242	—	242	100

Total	$82,468	$82,291	$177	0%

Accounts receivable, net	$11,504	$7,830	$3,674	47%
Inventories	6,942	7,387	(445)	(6)
Working capital	93,110	90,041	3,069	3

The decrease in cash provided by operating activities in the first half of 2010 as compared to the first half of 2009 resulted primarily from working capital changes in accounts receivable due to the timing of cash receipts and increased net revenue, working capital changes in our receivable from our directors’ and officers’ liability insurance carriers due to the increase in professional fees incurred by certain former officers of the Company who are involved in litigation with the SEC and working capital changes in inventory due to an increase in net revenue and lower inventory balances, partially offset by working capital changes in accounts payable due to timing of payments made to vendors and an increase in cash operating results. See Note 8, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements. Cash operating results increased in the first half of 2010 as compared to the first half of 2009 due to an increase in net revenue and a decrease in operating expenses, partially offset by a decrease in interest income, as described above.

In the first half of 2010 and 2009, our primary use of cash from investing activities was the purchase of certificates of deposit.

In the first half of 2010 and 2009, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program.

Our cash and cash equivalents consisted of bank deposits and money market funds. Our short-term and long-term investments consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). The certificates of deposit have contractual maturities of one to two years and mature on various dates during the fourth quarter of 2010, the second quarter of 2011 and the first quarter of 2012. We currently have no long-term debt.

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

Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information set forth under the heading Legal Proceedings in Note 8, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in our 2009 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2009 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to our purchases of our common stock during the second quarter of 2010:

2010 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	—		—	N/A
May 1—May 31 Employee transactions (1)	50,908	$2.43	—	N/A
June 1—June 30	—		—	—

Total	50,908	$2.43	—	N/A

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS.

Exhibit Number

3.1 (1)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (2)	Amended and Restated Bylaws, as amended July 23, 2008.

10.1(3)	Microtune, Inc. 2010 Stock Plan.

10.2(3)	Microtune, Inc. 2010 Director Stock Plan.

10.3(3)	Microtune, Inc. 2010 Employee Stock Purchase Plan.

10.4(4)	Indemnification Agreement by and between Microtune, Inc. and Drew Peck effective as of May 20, 2010.

10.5(4)	Indemnification Agreement by and between Microtune, Inc. and Robert Rast effective as of May 20, 2010.

10.6(4)	Indemnification Agreement by and between Microtune, Inc. and Raghu Rau effective as of May 20, 2010.

31.1	Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
(3)	Incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 29, 2010.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JUSTIN M. CHAPMAN
Justin M. Chapman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2010