Form 10-Q
period 2010-09-30
MICROTUNE INC
filed 2010-10-28
CIK 1108058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 22, 2010, there were approximately 54,284,357 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

MICROTUNE, INC.

FORM 10-Q

September 30, 2010

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROTUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,555	$32,291
Short-term investments	49,758	50,000
Accounts receivable, net	11,172	7,830
Inventories	8,583	7,387
Other current assets	5,004	4,906

Total current assets	106,072	102,414
Property and equipment, net	4,084	4,607
Long-term investments	242	—
Goodwill	5,564	5,564
Intangible assets, net	2,760	2,804
Other assets and deferred charges	469	782

Total assets	$119,191	$116,171

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,943	$6,572
Accrued compensation	2,563	3,171
Accrued expenses	3,621	2,601
Deferred revenue	34	29

Total current liabilities	13,161	12,373
Non-current liabilities	393	223
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—25,000 shares; Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized—150,000 shares; Issued and outstanding shares— 54,284 and 53,876, respectively	54	54
Additional paid-in capital	470,046	467,677
Accumulated other comprehensive loss	(988)	(988)
Accumulated deficit	(363,475)	(363,168)

Total stockholders’ equity	105,637	103,575

Total liabilities and stockholders’ equity	$119,191	$116,171

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$24,720	$17,997	$71,434	$53,464
Cost of revenue	12,257	8,466	34,761	27,038

Gross margin	12,463	9,531	36,673	26,426
Operating expenses:
Research and development	6,767	7,430	21,413	21,143
Selling, general and administrative	6,308	6,658	16,169	18,094
Restructuring costs	—	—	4	—

Total operating expenses	13,075	14,088	37,586	39,237

Loss from operations	(612)	(4,557)	(913)	(12,811)
Other income (expense):
Interest income	244	283	709	1,062
Foreign currency gains (losses), net	258	37	(84)	(101)
Other, net	31	(14)	32	33

Loss before income taxes	(79)	(4,251)	(256)	(11,817)
Income tax expense (benefit)	(63)	127	51	258

Net loss	$(16)	$(4,378)	$(307)	$(12,075)

Basic and diluted net loss per common share	$—	$(0.08)	$(0.01)	$(0.23)

Weighted-average common shares used in computing basic and diluted loss per common share	54,269	53,094	54,134	52,685

See accompanying notes.

MICROTUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(307)	$(12,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,232	1,355
Amortization of intangibles	333	35
Allowance for uncollectable debt	—	1
Stock-based compensation	2,199	3,710
Loss on disposal of assets	2	10
Foreign currency (gain ) loss	(25)	127
Changes in operating assets and liabilities:
Accounts receivable	(3,349)	1,239
Inventories	(1,196)	5,808
Other assets	146	(17)
Accounts payable	372	1,849
Accrued expenses	1,322	(165)
Accrued compensation	(593)	(121)
Deferred revenue	5	(323)
Other liabilities	170	23

Net cash provided by operating activities	311	1,456
Investing activities:
Purchases of property and equipment	(857)	(479)
Acquisition of Auvitek International Ltd., net of cash acquired	—	(6,854)
Purchase of intangible assets	(289)	—
Proceeds from maturity of certificates of deposit	20,242	50,000
Purchase of certificates of deposit	(20,242)	(60,000)

Net cash used in investing activities	(1,146)	(17,333)
Financing activities:
Proceeds from issuance of common stock	361	541
Surrender of common stock by employees for payroll taxes	(191)	(33)

Net cash provided by financing activities	170	508
Effect of foreign currency exchange rate changes on cash	(71)	(17)

Net decrease in cash and cash equivalents	(736)	(15,386)
Cash and cash equivalents at beginning of period	32,291	46,097

Cash and cash equivalents at end of period	$31,555	$30,711

Non-cash investing activities:
Investment in enterprise software and equipment	$(56)	$(58)
Issuance of common stock to acquire Auvitek International Ltd.	—	(2,060)

See accompanying notes.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

General

The accompanying unaudited consolidated financial statements as of and for the third quarter and first three quarters of 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the third quarter and first three quarters of 2010 and 2009 have been made. Results of operations for the third quarter and first three quarters of 2010 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: worldwide macroeconomic downturn, dependence on the worldwide cable, automotive entertainment electronics and DTV markets which are characterized by intense competition and rapidly changing technology; dependence on a few significant customers, third-party manufacturers and subcontractors; dependence on third-party distributors in certain markets; dependence on partners when we go to market with a joint solution; the successful development and marketing of new products in new and existing markets; and seasonality in the demand for the end products into which our products are incorporated. Our future results also may be impacted by foreign currency fluctuations as a result of our international operations and foreign currency based revenues, and product warranty liability and line down clauses in customer agreements. In addition, our future results may be impacted by the following factors, among others, that are related to the proposed acquisition of Microtune by Zoran Corporation (Zoran): the effect of the announcement of the proposed acquisition on our business relationships, operating results and business generally; the effect of the proposed acquisition on us and shares of our common stock; the retention of certain of our key employees; the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (the Merger Agreement) between Microtune and Zoran, pursuant to which Microtune will become a wholly-owned subsidiary of Zoran (the Merger); the outcome of any legal proceedings that have been and may be instituted against us or Zoran and others related to the Merger Agreement; stockholder approval or other conditions to the completion of the transaction may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; the amount of the costs, fees, expenses and charges related to the Merger; and our ability to meet expectations regarding the timing and completion of the Merger.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

Consolidation

Our consolidated financial statements include the financial statements of Microtune and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

We make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures made in the accompanying notes, including valuing inventory, estimating warranty costs, estimating customer rebates, determining the collectability of accounts receivable and the valuation of deferred tax assets, contingent liabilities, liabilities for incentive compensation and other amounts. We also use estimates, judgments and assumptions to determine the valuation of investments, the valuation and recoverability of goodwill and intangible assets and the remaining economic lives and carrying values of property and equipment, intangible assets and other long-lived assets. We believe that the estimates, judgments and assumptions upon which we rely are appropriate, based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the consolidated financial statements, as well as the reported net revenue and expenses during the periods presented. If there are material differences between these estimates, judgments or assumptions and actual facts, our consolidated financial statements will be affected.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds.

Investments

Our investments are comprised of high-quality securities purchased in accordance with our investment policy. Investments in debt securities are classified as held-to-maturity when we intend to hold them to maturity. Held-to-maturity investments are carried at amortized cost with the amortization of the purchase discount recorded in interest income. Investments in debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income and expense as incurred and are determined based on the specific identification method. At September 30, 2010 and December 31, 2009, our short-term and long-term investments, which consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC), were categorized as held-to-maturity investments. The carrying values of our short-term and long-term investments approximate fair value. The certificates of deposit have contractual maturities of one to two years and will mature on various dates during the fourth quarter of 2010, the second quarter of 2011 and the first quarter of 2012.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on several factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to us and reduce the net recorded receivable to the amount we believe will be collected. We also consider recognizing allowances for doubtful accounts based on the length of time the receivables are outstanding compared to contractual terms, industry and geographic concentrations, the current business environment and our historical experience. Accounts receivable are written off after final collection efforts are exhausted. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. Actual credit losses for the third quarter and first three quarters of 2010 and 2009 were insignificant. No allowance for doubtful accounts was recorded as of September 30, 2010. The allowance for doubtful accounts was insignificant as of December 31, 2009.

Inventory Valuation

Our inventories are stated at the lower of cost or estimated realizable value. Amounts are removed from inventory using the first-in, first-out (FIFO) method. Adjustments to reduce our inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to current demand forecasts for those items. In addition, we review other individual facts and circumstances to determine necessary adjustments to reduce our inventories to estimated realizable value, including current manufacturing yields, product returns and warranty claims. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation due to changes in customer demand, technology changes and other factors. The net impact of changes in the inventory valuation and accrued noncancelable inventory purchase obligations for the third quarter of 2010 was insignificant. The net impact of changes in the inventory valuation and accrued noncancelable inventory purchase obligations for the third quarter of 2009 was a benefit of $0.1 million. The net impact of changes in the inventory valuation and accrued noncancelable inventory purchase obligations for the first three quarters of 2010 and 2009 was a charge (benefit) of $(0.1) million and $1.0 million, respectively.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

Intangible Assets and Goodwill

Our intangible assets consist of developed technology, in-process research and development and goodwill recorded as the result of our acquisition of Auvitek International Ltd. (Auvitek) and intellectual property purchased for certain research and development projects with alternative future uses. See Note 3. Our intangible assets with definite lives are being amortized on a straight-line basis over periods ranging from 3 to 6 years. During the second quarter of 2010, upon the completion of certain acquired in-process research and development, we began amortizing the related cost over its estimated useful life. Goodwill is the result of the difference between the aggregate consideration paid for Auvitek and the net of the fair values of the tangible and identifiable intangible assets acquired and the liabilities assumed.

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

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of other long-lived assets by a comparison of their carrying amount to projected undiscounted cash flows expected to be generated by the assets or asset group. If we determine our long-lived assets are impaired, we recognize the impairment in the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment was recognized during the third quarter and first three quarters of 2010 and 2009.

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

For certain of our customers, we do not recognize revenue until receipt of payment because collection is not probable or the amount we will ultimately collect is not determinable at the date of the shipment. Upon shipment of product to these customers, title to the inventory transfers to the customer and the customer is invoiced. We account for these transactions by recording accounts receivable for the revenue value of the shipments, as the shipments represent valid receivables, and reducing inventory for the cost of the inventory shipped. The difference, representing the gross margin on the transactions, is recorded as deferred revenue. For financial statement presentation purposes, this deferred revenue balance is offset against any outstanding corresponding accounts receivable balances from the customer. When payment is received for the transaction, revenue is recognized for the value of the cash payment, cost of revenue is recorded for the cost of the inventory and the deferred revenue is relieved for the gross margin on the transaction. At September 30, 2010, there were no products shipped for which revenue was deferred due to the uncertainty of collection. At December 31, 2009, the sales value of products shipped for which revenue was deferred due to the uncertainty of collection was insignificant.

When we defer revenue, the timing and amount of revenue we ultimately recognize is determined upon our receipt of payment, which can result in significant fluctuations in net revenue from period to period. In the third quarter and first three quarters of 2010 and 2009, net revenue recognized upon receipt of payment was insignificant.

For certain of our customers, we provide a rebate for a portion of the sales price we receive for product purchased on their behalf by their respective manufacturing subcontractors. We establish a reserve for potential rebates when product is shipped to the

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

manufacturing subcontractors. We account for the reserve by reducing net revenue and recording a liability. Rebate payments to customers are based upon their purchases of their products from their manufacturing subcontractor. At September 30, 2010 and December 31, 2009, the sales value of product shipped for which revenue was reserved due to potential rebates was $0.9 million and $0.1 million, respectively. See Note 7.

We also defer revenue when customers have made payments and we have not completed the earnings process. These payments are reflected as liabilities in our consolidated financial statements as deferred revenue. In these instances, we recognize revenue once the product is shipped, title has transferred to our customer and the earnings process is complete.

We grant limited stock rotation rights to certain distributors, allowing them to return qualifying product to us in accordance with their specific agreements for up to 5% of their aggregate net purchases for the previous six months. In these circumstances, we require the distributor to submit an offsetting purchase order that is, at a minimum, equivalent to the aggregate dollar amount of the product to be returned. We account for the return as a reduction to net revenue and a reduction to accounts receivable for the price of the items returned. Correspondingly, cost of revenue is reduced by the cost of returned inventory offset by an increase in inventory. Any returned inventory items are included in gross inventories, are reviewed along with our other inventory items and are recorded at the lower of cost or market. Historically, distributor returns under stock rotation rights have been insignificant. As a result, we do not establish a reserve for potential returns when product is shipped to distributors, rather we subsequently monitor distributor inventory levels and record a reserve for potential returns of estimated unsaleable inventory subject to stock rotation rights. We account for the reserve by reducing net revenue and cost of revenue. The difference, representing the gross margin on the transaction, is recorded as deferred revenue. We account for the shipment of replacement product as a sales transaction, which offsets the reduction of net revenue discussed above. At September 30, 2010 and December 31, 2009, the sales value of product shipped for which revenue was reserved due to distributor stock rotation rights was insignificant.

Research and Development Costs

Our research and development expenses consist primarily of personnel-related expenses, lab supplies, training and prototype materials. We expense all of our research and development costs in the period incurred, except for intellectual property purchased for certain research and development projects with alternative future uses which is amortized on a straight-line basis over its estimated development period. Research and development efforts currently are focused primarily on the development of our next generation of products.

Shipping and Handling Costs

Shipping and handling costs related to product shipments to customers are included in cost of revenue.

Warranty Costs

We generally provide a minimum of a one-year warranty on all products. In certain instances, a warranty beyond one year is provided to comply with statutory requirements of foreign jurisdictions. We record specific warranty provisions for any identified product issues, which have not been significant to date. There were no significant accrued warranty costs at September 30, 2010 and December 31, 2009.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future income tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our net deferred income tax assets were fully reserved at September 30, 2010 and December 31, 2009. Changes in uncertain income tax positions were as follows (in thousands):

Balance at December 31, 2009	$833
Tax positions taken in 2010	46
Interest recorded in 2010	33
Income taxes paid in 2010	(91)
Effect of changes in foreign currency exchange rates	2

Balance at September 30, 2010	$823

At September 30, 2010 and December 31, 2009, the uncertain income tax positions related to transfer pricing adjustments with foreign subsidiaries acquired with Auvitek and foreign withholding taxes on certain cross-border transactions. We expect no material changes to uncertain income tax positions within the next twelve months.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. Interest and penalties of $0.3 million and $0.2 million were accrued at September 30, 2010 and December 31, 2009, respectively, related to uncertain income tax positions assumed in the acquisition of Auvitek.

In conjunction with the purchase price allocation for the acquisition of Auvitek, we recorded an indemnification asset of $0.7 million representing the selling shareholders’ obligation to indemnify us for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 3. At September 30, 2010, the indemnification asset was $0.7 million.

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

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period and dilutive common equivalent shares consisting of stock options, restricted stock units and employee rights to purchase stock under our employee stock purchase plan. All potentially dilutive common equivalent shares were anti-dilutive and were excluded from diluted loss per common share for the third quarter and first three quarters of 2010 and 2009.

The following table sets forth anti-dilutive securities that have been excluded from net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	8,131	10,757	8,131	10,757
Restricted stock units	3,120	1,438	3,120	1,438
Employee stock purchase plan	171	275	171	275

Total anti-dilutive securities excluded	11,422	12,470	11,422	12,470

Stock-Based Compensation

We account for all share-based payment awards to employees and directors, including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan, using the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718) and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation under ASC 718 for the third quarter of 2010 and 2009 was a charge (benefit) of $(0.2) million and $1.2 million, respectively, and $2.2 million and $3.7 million for the first three quarters of 2010 and 2009, respectively, relating to employee and director stock options, restricted stock units and our employee stock purchase plan. See Note 10.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at September 30, 2010 and December 31, 2009.

Comprehensive Income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 included foreign currency translation adjustments of $1.0 million related to changing the functional currency of our German subsidiaries from the German Mark to the United States Dollar in 2000. Comprehensive income (loss) for all periods presented is equivalent to net income (loss).

Risk Concentrations

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade accounts receivable. At September 30, 2010, approximately 59% of our net accounts receivable were due from five of our customers. We periodically evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectability of our accounts receivable based on several factors. In circumstances when we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to us and reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. Historically, our bad debts have been insignificant and we are not currently aware of any significant uncollectible accounts.

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

We use Ionics EMS, Inc. (Ionics) for nearly all assembly and calibration functions for our subsystem module solutions under a manufacturing agreement entered into during 2005. This agreement automatically renewed in May 2010 for one year and will automatically renew for additional one year periods each May unless either party provides notice of termination at least 365 days prior to any renewal term. For both the third quarter and first three quarters of 2010, approximately 17% of our total net revenue was derived from the sale of our module products that were primarily manufactured by Ionics. We expect to continue to use a single provider for nearly all assembly and calibration functions for our subsystem module solutions. The unanticipated or sudden loss of this single provider would have a material adverse effect on our results of operations. We are also dependent upon third parties, some of whom are competitors, for the supply of components used in subsystem module manufacturing. Our failure to obtain components for module manufacturing would significantly impact our ability to ship subsystem modules to customers in a timely manner.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

2.	Proposed Acquisition of Microtune by Zoran Corporation

As previously announced, on September 7, 2010, Microtune entered into the Merger Agreement with Zoran . Zoran, based in Sunnyvale, California, is a leading provider of digital solutions for the digital entertainment and digital imaging markets. The Merger Agreement provides that each share of our common stock will be converted into the right to receive $2.92 in cash, without interest and less any applicable withholding taxes. Each unexpired and unexercised option to purchase shares of our common stock outstanding prior to the consummation of the Merger will fully vest and become exercisable prior to the effective time in accordance with the terms of our stock plans. At the effective time, each outstanding and unexercised option will be canceled. Canceled options with a per share exercise price less than $2.92 will be converted into and represent only the right to receive a cash payment equal to the difference between the per share exercise price and $2.92, multiplied by the number of shares subject to such option, less any applicable tax withholding. In addition, unexpired restricted stock units (RSUs) denominated in shares of our common stock outstanding immediately prior to the consummation of the Merger will be converted into RSUs denominated in shares of Zoran common stock based on the formula contained in the Merger Agreement. Each RSU held by a non-employee director of Microtune shall be canceled in exchange for payment of $2.92 per RSU, without interest, in accordance with the terms of the 2000 Director Stock Plan. The transaction price is estimated to be approximately $166 million for our outstanding common stock and unexercised stock options, as described above.

Certain of our executive officers have severance agreements under which they will receive a cash payment at closing in lieu of vesting of any of their outstanding performance-vested RSUs that are otherwise scheduled to vest in 2011 under the terms of our 2010 Incentive Compensation Program. The severance agreements for each of our executive officers also contemplate a cash payment in the event of certain termination events, with the amount of the cash payment generally intended to reflect the value of time-vested RSUs that were scheduled to vest during a specified period following the executive’s termination of employment. Stockholders are encouraged to review the section “The Merger—Interests of Microtune’s Directors and Executive Officers in the Merger” in the definitive proxy statement filed with the SEC on October 19, 2010 for more information.

The Merger Agreement contains a non-solicitation or “no shop” provision restricting us from soliciting alternative acquisition proposals from third parties and from furnishing non-public information to and engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop provision is subject to a customary “fiduciary-out” provision, which allows us under certain circumstances to furnish non-public information to and participate in discussions with third parties with respect to a bona fide unsolicited written alternative acquisition proposal that our Board of Directors determines in good faith constitutes or is reasonably likely to lead to a superior offer and, under certain circumstances, to terminate the Merger Agreement. The Merger Agreement contains certain termination rights for both Microtune and Zoran and further provides that, upon termination of the Merger Agreement under certain circumstances, including a termination in connection with a superior offer, Microtune may be obligated to pay Zoran a termination fee of $5 million. Stockholders are encouraged to review the sections “The Merger Agreement—Termination of the Merger Agreement” and “The Merger Agreement—Termination Fee and Expenses” in the definitive proxy statement filed on October 19, 2010 for more information.

Microtune will hold a special meeting of its stockholders on November 19, 2010 to vote on the proposal to adopt the Merger Agreement. Stockholders of record as of the close of business on Friday, October 18, 2010 are entitled to receive notice of and to vote at the special meeting. The adoption of the Merger Agreement requires the affirmative vote of the holders of a majority of all the outstanding shares of our common stock entitled to vote at the special meeting. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), as well as other customary closing conditions. Microtune and Zoran filed their respective notification and report forms under the HSR Act on September 28, 2010. If all closing conditions are met, the Merger is expected to close as soon as practicable after the special meeting of stockholders, however the exact timing cannot be predicted.

Immediately prior to the execution of the Merger Agreement, on September 7, 2010, Microtune entered into a First Amendment (the Amendment) to its Rights Agreement, dated as of March 4, 2002, with Computershare Investor Services, LLC (the Rights Agreement). The Amendment provides that the execution of the Merger Agreement and the consummation of the transactions contemplated thereby shall not cause (i) the rights to purchase one-thousandth of a share of our Series A Preferred Stock to become exercisable under the Rights Agreement, (ii) Zoran to be deemed an “Acquiring Person”, or (iii) the “Distribution Date”, the “Share Acquisition Date” or a “Triggering Event” (as each is defined in the Rights Agreement) to occur. The Amendment also provides that the Rights Agreement shall terminate immediately prior to the consummation of the Merger.

On September 7, 2010, in connection with the execution of the Merger Agreement, Microtune entered into transition services and severance agreements with each of James A. Fontaine, Chief Executive Officer and President, Justin M. Chapman, Chief Financial Officer, and Phillip D. Peterson, General Counsel, and entered into severance agreements with each of Barry F. Koch, Executive Vice President and Robert S. Kirk, Vice President of Worldwide Sales (the Severance Agreements). The Severance Agreements replace the existing Amended and Restated Severance and Change of Control Agreements that were in place with each of the executives listed above, effective as of, and contingent upon, the closing of the Merger. Also on September 7, 2010, Microtune GmbH & Co. KG entered into an agreement amending the Managing Director Contract dated October 29, 2007, with Mr. Koch. Stockholders are also encouraged to review the section “The Merger—Interests of Microtune’s Directors and Executive Officers in the Merger” in the definitive proxy statement filed with the SEC on October 19, 2010 for more information.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

3.	Acquisition of Auvitek International Ltd.

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

4.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Gross accounts receivable	$11,172	$7,848
Allowance for doubtful accounts	—	(18)

Accounts receivable, net	$11,172	$7,830

5.	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$4,482	$4,478
Work-in-process	3,924	2,802
Raw materials	177	107

Total inventories	$8,583	$7,387

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

6.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued vacation	$1,216	$1,145
Accrued restructuring compensation	—	854
Other	1,347	1,172

Total accrued compensation	$2,563	$3,171

At December 31, 2009, accrued restructuring compensation related to one-time employee termination benefits, primarily cash severance payments, from a restructuring plan. See Note 11.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued customer rebates	$919	$106
Accrued legal fees	787	583
Other	1,915	1,912

Total accrued expenses	$3,621	$2,601

At September 30, 2010, the accrued legal fees related primarily to amounts incurred in connection with the proposed acquisition of Microtune by Zoran. At December 31, 2009, the accrued legal fees related primarily to amounts incurred in connection with the SEC litigation against certain former officers. See Note 9. The accrued expenses are expected to be paid during the next twelve months.

8.	Income Taxes

We have established a valuation allowance to fully reserve our net deferred tax assets at September 30, 2010 and December 31, 2009 due to the uncertainty of the timing and amount of future taxable income. For United States federal income tax purposes, at December 31, 2009, we had a net operating loss carryforward of approximately $182.4 million and an unused research and development credit carryforward of approximately $4.3 million that will begin to expire in 2021. A change in ownership, as defined in Section 382 of the Internal Revenue Code, may limit utilization of the United States federal net operating loss and research and development credit carryforwards.

In the third quarter and first three quarters of 2010, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences and lower foreign tax rates. Income tax benefit for the third quarter of 2010 consisted of a refund for United States federal income taxes and certain foreign income taxes, partially offset by foreign income taxes and United States state income taxes. Income tax expense for the first three quarters of 2010 consisted of foreign income taxes and United States state income taxes.

In the third quarter and first three quarters of 2009, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to changes in valuation, permanent differences, lower withholding tax rates and lower foreign tax rates. Income tax expense for the third quarter and first three quarters of 2009 included the utilization of previously reserved net operating loss carryforwards and consisted of withholding taxes on certain cross-border transactions, United States state income taxes and foreign income taxes.

9.	Commitments and Contingencies

Lease Commitments

We lease our corporate headquarters and principal IC design center in Plano, Texas under an operating lease with a ten year term, which began in April 2005. Rent expense is calculated using the straight-line method over the lease term. We lease a research and development facility in Germany under an operating lease with a twenty-two year term, which began in December 1999. In addition, we lease a research and development facility in Shanghai, China under an operating lease with a two year term, which began in September 2009. We also lease certain other facilities under operating leases and certain equipment and software under operating and capital leases which were deemed insignificant. Future minimum lease payments required under operating leases at September 30, 2010 were as follows (in thousands):

Year Ending December 31,
2010	$407
2011	1,460
2012	1,106
2013	966
2014	901
Thereafter	3,250

Total future minimum lease payments	$8,090

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

Rent expense for the third quarter of 2010 and 2009 was $0.5 million and $0.5 million, respectively. Rent expense for the first three quarters of 2010 and 2009 was $1.4 million and $1.2 million, respectively.

Purchase Commitments

As of October 22, 2010, we had approximately $14.7 million of cancelable and non-cancelable purchase commitments outstanding with our vendors. These commitments were entered into in the normal course of business.

Other Commitments

We are currently subject to “line down” clauses in contracts with certain automotive entertainment electronics customers. Such clauses require us to pay financial penalties if our failure to supply product in a timely manner causes the customer to slow down or stop their production. We are also subject to product liability clauses and/or intellectual property indemnification clauses in some of our customer contracts. Such clauses require us to pay financial penalties if we supply defective product, which results in financial damages to the customer, or to indemnify the customer for third-party actions based on the alleged infringement by our products of a third party’s intellectual property. At September 30, 2010, we were unaware of any significant claims by any of our customers.

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

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of our restated consolidated financial statements, the defense of a related derivative stockholder lawsuit, the SEC investigation and the SEC litigation against Mr. Bartek and Ms. Richardson. We continue to incur substantial legal expenses related to the SEC litigation against Mr. Bartek and Ms. Richardson. We have advanced substantial legal expenses to Mr. Bartek and Ms. Richardson pursuant to our indemnification agreements with such former officers for legal proceedings related to these matters. We have recognized expenses of approximately $7.6 million through September 30, 2010 related to these matters, net of amounts reimbursed by our directors’ and officers’ liability insurance carriers, and currently have a receivable of $0.7 million at September 30, 2010 for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carriers. As of September 30, 2010, we have exhausted $19.1 million of our $20 million directors’ and officers’ liability insurance coverage. Currently, no trial date has been set by the court and legal counsel for Mr. Bartek and Ms. Richardson have incurred substantial expenses to conduct discovery, take depositions, file various motions and prepare for trial. We expect further legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson to be substantial, although at a reduced rate as compared to prior periods, and our directors’ and officers’ liability insurance policy is expected to cover a significant portion of any future expenses until the insurance coverage is exhausted. If the SEC litigation against Mr. Bartek and Ms. Richardson is not resolved in the near future, we believe the remaining portion of the directors’ and officers’ liability insurance coverage will not be sufficient to cover all future legal fees related to the SEC litigation against Mr. Bartek and Ms. Richardson, and future expenses in excess of our insurance coverage could be substantial and could potentially have a material adverse effect on our results of operations. See Part II, Item 1A. “Risk Factors.”

Litigation Related to the Merger

On September 9, 2010, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Texas by Steven Goldstein, an alleged stockholder of Microtune (Goldstein v. Fontaine, et al., C.A. No. 4:10-cv-00458). On September 17, 2010, Mr. Goldstein also filed a substantially identical complaint in Delaware Chancery Court (Goldstein v. Fontaine, et al., Case No. 5825) (the Goldstein Delaware Action). In addition to the Goldstein Delaware Action, six purported class action lawsuits were also filed in Collin County, Texas on September 9, 2010, September 13, 2010, September 14, 2010, and September 22, 2010 by six different alleged stockholders of Microtune, Raymond Mancini (Mancini v. Microtune, Inc. et al. C.A. No. 219-03731-2010); Edward Walbridge (Walbridge v. Microtune, Inc., et al., C.A. 219-03729-2010); Ralph Ardito (Ardito v. Fontaine et al., C.A. 429-03787-2010); Thomas Dunn (Dunn v. Fontaine et al., C.A. 401-03816-2010); Eugene Dobry (Dobry v. Microtune, Inc. et al, C.A. 219-3929-2010); and Timm Rahmberg (Rahmberg v. Microtune, Inc. et al., C.A. 219-3930-2010). Each lawsuit named as defendants Microtune, Zoran, and each member of our Board of Directors. The Mancini, Walbridge, Dobry and Rahmberg lawsuits also named as a defendant Justin M. Chapman, the Chief Financial Officer of Microtune. In addition, all six of the state court lawsuits filed in Texas named Maple Acquisition Corp. (a wholly-owned subsidiary of Zoran) as a defendant. On September 28, 2010, the six actions filed in Texas were consolidated into a single action (In re Microtune Litigation, Lead Cause No. 219-03729-2010), and on September 29, 2010, Mr. Walbridge withdrew as a named plaintiff.

The various lawsuits purport to allege the following: (i) the Microtune Board of Directors and certain officers breached fiduciary duties they assertedly owed to our stockholders in connection with the Merger; (ii) that Microtune and Zoran (and Maple Acquisition Corp. in the case of the Mancini, Walbridge, Dobry and Rahmberg lawsuits) have aided and abetted the purported breaches of fiduciary duty; and (iii) that the merger consideration is unfair and inadequate. In addition, the state court lawsuits filed in Texas purport to allege that the individual defendants engaged in self-dealing by negotiating a vesting of their stock options upon the completion of the Merger. The lawsuits seek, among other things, an injunction against the consummation of the Merger and rescission of the Merger Agreement to the extent already implemented.

On September 25, 2010, Mr. Goldstein voluntarily dismissed the action he filed in the United States District Court for the Eastern District of Texas after Microtune moved to dismiss the lawsuit. On October 7, 2010, Mr. Goldstein filed an amended complaint in the Goldstein Delaware Action. The amended complaint adds Maple Acquisition Corp. as a defendant and purports to allege that Microtune’s preliminary proxy does not adequately disclose certain facts relating to the Merger. Mr. Goldstein purports to allege an additional claim of breach of fiduciary duty based on these supposed disclosure issues. Microtune is currently in settlement discussions with the various law firms representing the various purported stockholder plaintiffs.

10.	Stockholders’ Equity

Rights Agreement

On March 4, 2002, our Board declared a dividend of one right for each share of our common stock issued and outstanding at the close of business on March 16, 2002. One right also attaches to each share of our common stock issued subsequent to March 16, 2002. The rights become exercisable to purchase one one-thousandth of a share of new Series A Preferred Stock (Series A), at $115.00 per right, when a person or entity acquires 15% or more of our common stock or announces a tender offer which could result in such a

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

person or entity owning 15% or more of our common stock. Each one one-thousandth of a share of the Series A has terms designed to make it substantially the economic equivalent of one share of our common stock. Prior to a person or entity acquiring 15%, the rights can be redeemed for $0.001 each by action of our Board. Under certain circumstances, if a person or entity acquires 15% or more of our common stock, the rights permit our stockholders other than the acquiror to purchase our common stock having a market value of twice the exercise price of the rights, in lieu of the Series A. Alternatively, when the rights become exercisable, the Board may authorize the issuance of one share of our common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on March 3, 2012. At September 30, 2010, 54,284,357 rights were outstanding. The Rights Agreement was amended immediately prior to the execution of the Merger Agreement with Zoran. See Note 2.

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

In connection with entering into the Merger Agreement with Zoran, we agreed that immediately prior to the effective time of the Merger (assuming the Merger closes in 2010), our Board of Directors would amend the terms of the 2010 Bonus Program to reflect the following: (i) pro forma operating income (within the meaning of the 2010 Bonus Program) shall be calculated based on actual pro forma operating expenses (within the meaning of the 2010 Bonus Program) through December 31, 2010, (ii) the calculation of pro forma operating expenses (within the meaning of the 2010 Bonus Program) shall exclude the fees and expenses of persons we retained in connection with the Merger Agreement or the transactions contemplated thereby, (iii) the calculation of pro forma operating expenses (within the meaning of the 2010 Bonus Program) shall assume that each of our senior executives will remain employed through the end of 2010 and (iv) net revenue and gross margin to be used in the calculation of pro forma operating income (within the meaning of the 2010 Bonus Program) shall be defined as the actual 2010 net revenue and gross margin for all Microtune products, regardless of the entity where the amounts are reported. The remaining terms of the 2010 Bonus Program (including the requirement for continued employment to vest in RSUs granted under the plan) shall remain in effect. Immediately prior to the effective time of the Merger (assuming the Merger closes in 2010), we agreed that our Board of Directors would amend the outstanding RSUs granted under the 2010 Bonus Program, with such amendment to be in a form reasonably acceptable to Zoran, to provide that such RSUs shall vest subject to achievement of the performance goals set forth in the 2010 Bonus Program (as amended as described in the preceding sentence) as determined by Zoran’s board of directors, with the settlement of RSUs that vest under the amended plan to occur in February 2011. On October 26, 2010 our Board of Directors approved the foregoing amendments to the 2010 Bonus Program.

The number of total restricted stock units that ultimately vest and result in the issuance of underlying shares are calculated based on certain scoring factors, including net revenue and adjusted profitability. The vesting of the restricted stock units will be determined and the issuance of the underlying shares will occur during the first quarter of 2011. Any portion of the restricted stock units that do not vest will immediately be forfeited. During the third quarter and first three quarters of 2010, charges (benefits) recognized under the 2010 Bonus Program in stock-based compensation expense relating to the restricted stock units were $(0.9) million and $0.3 million, respectively, reflecting our latest estimates of net revenue and adjusted profitability under the 2010 Bonus Program.

Share-Based Awards

During the second quarter of 2010, we granted our employees approximately 464,000 RSU awards in conjunction with our annual review of all employee compensation. The RSU awards generally vest in May 2014. The grant date fair value of these RSU awards was $2.49 per share.

See Note 2 for a description of the treatment of share-based awards in the Merger Agreement with Zoran.

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense (benefit) under ASC 718 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$1	$10	$23	$29

Research and development	(40)	557	1,288	1,686
Selling, general and administrative	(178)	657	888	1,995

Total stock-based compensation expense (benefit) included in operating expenses	$(218)	$1,214	$2,176	$3,681

Total stock-based compensation expense (benefit)	$(217)	$1,224	$2,199	$3,710

At September 30, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $3.7 million. The weighted-average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase the stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted. In addition, if factors change and we employ different assumptions in the application of ASC 718 in future periods, the stock-based compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

11.	Restructuring Cost

In October 2009, we finalized a restructuring plan that included a reduction in force that resulted in the termination or attrition of approximately 10% of our workforce. The reduction in force was substantially completed during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment. The following table summarizes the restructuring activity for the first three quarters of 2010 (in thousands):

Termination Benefits
Balance at December 31, 2009	$854
Additions	7
Adjustments to accrued restructuring cost	(3)
Payments	(768)
Effect of changes in foreign currency exchange rates	(90)

Balance at September 30, 2010	$—

At December 31, 2009, accrued restructuring cost related to employee severance payments to be paid in cash. These payments were made during the first half of 2010.

12.	Geographic Information and Significant Customers

Our corporate headquarters and main design center are located in Plano, Texas. We have other sales offices and design centers in the United States and other worldwide locations. Net income (loss) from foreign operations totaled $0.1 million and $(1.3) million for the third quarter of 2010 and 2009, respectively. Net loss from foreign operations totaled $0.9 million and $1.6 million for the first three quarters of 2010 and 2009, respectively. Net revenue by geographical area is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asia Pacific	$13,963	$11,177	$39,153	$27,856
Europe	5,408	2,475	13,670	9,097
North America	4,751	3,527	16,809	14,803
Other	598	818	1,802	1,708

Total net revenue	$24,720	$17,997	$71,434	$53,464

MICROTUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

Net revenue derived from shipments to customer locations in countries exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
China (including Hong Kong)	43%	34%	37%	29%
Mexico	16%	15%	21%	23%

The locations of property and equipment, net are summarized below (in thousands):

	September 30, 2010	December 31, 2009
United States	$2,569	$2,935
Germany	940	1,049
Other	575	623

Total property plant and equipment, net	$4,084	$4,607

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cisco	21%	18%	25%	28%
Unihan (1)(2)	21%	18%	14%	16%
Panasonic	10%	16%	11%	13%
Samsung	*	12%	*	*

Ten largest customers	85%	86%	84%	86%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer, Inc.
*	Less than 10% of total net revenue

13.	Subsequent Events

We evaluated subsequent events through the date the financial statements were issued. No reportable subsequent events were identified as a result of our evaluation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us as of the date of this report and are therefore subject to change. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, but are not limited to, projections of our future financial performance and our anticipated growth, our accounting estimates, assumptions and judgments, the demand for our products, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our dependence on a few key customers for a substantial portion of our net revenue, our ability to continue to successfully partner with strategic partners, the successful integration of the operations and products of the companies we acquire, our ability to successfully address new markets where competition is intense, our ability to successfully predict the future product needs of our customers and develop products that meet their needs in time to meet product design-in windows. Additionally, these forward-looking statements include, but are not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below); the outcome of any legal proceedings that have been and may be instituted against Microtune and others following announcement of the proposed acquisition of Microtune by Zoran Corporation (Zoran) or the Merger Agreement; the inability to complete the proposed transaction with Zoran due to the failure to obtain stockholder approval; the inability to obtain necessary regulatory approvals required to complete the proposed transaction with Zoran; the risk that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction with Zoran; the timing of the initiation, progress or cancellation of significant contracts or arrangements, the mix and timing of products sold in a particular period; and the possibility that Microtune may be adversely affected by other economic, business, and/or competitive factors.

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

NOTE: For a more complete understanding of our financial condition and results of operations, and the risks that could affect our future results, see “Risk Factors” in Part II, Item 1A. below which describes some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the United States Securities and Exchange Commission (SEC), before deciding to make an investment in our stock. You should also read “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3. and Note 9, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements.

You should also read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and related Notes in Part I, Item 1., “Financial Statements.”

PROPOSED ACQUISITION OF MICROTUNE BY ZORAN CORPORATION

As previously announced, on September 7, 2010, Microtune entered into an Agreement and Plan of Merger (the Merger Agreement) with Zoran pursuant to which Microtune will become a wholly-owned subsidiary of Zoran (the Merger). Zoran, based in Sunnyvale, California, is a leading provider of digital solutions for the digital entertainment and digital imaging markets. The Merger Agreement provides that each share of our common stock will be converted into the right to receive $2.92 in cash, without interest and less any applicable withholding taxes. Each unexpired and unexercised option to purchase shares of our common stock outstanding prior to the consummation of the Merger will fully vest and become exercisable prior to the effective time in accordance with the terms of our stock plans. At the effective time, each outstanding and unexercised option will be canceled. Canceled options with a per share exercise price less than $2.92 will be converted into and represent only the right to receive a cash payment equal to the difference between the per share exercise price and $2.92, multiplied by the number of shares subject to such option, less any applicable tax withholding. In addition, unexpired restricted stock units (RSUs) denominated in shares of our common stock outstanding immediately prior to the consummation of the Merger will be converted into RSUs denominated in shares of Zoran common stock based on the formula contained in the Merger Agreement. Each RSU held by a non-employee director of Microtune shall be canceled in exchange for payment of $2.92 per RSU, without interest, in accordance with the terms of the 2000 Director Stock Plan. The transaction price is estimated to be approximately $166 million for our outstanding common stock and unexercised stock options, as described above.

Certain of our executive officers have severance agreements under which they will receive a cash payment at closing in lieu of vesting of any of their outstanding performance-vested RSUs that are otherwise scheduled to vest in 2011 under the terms of our 2010 Incentive Compensation Program. The severance agreements for each of our executive officers also contemplate a cash payment in the event of certain termination events, with the amount of the cash payment generally intended to reflect the value of time-vested RSUs that were scheduled to vest during a specified period following the executive’s termination of employment. Stockholders are encouraged to review the section “The Merger—Interests of Microtune’s Directors and Executive Officers in the Merger” in the definitive proxy statement filed with the SEC on October 19, 2010 for more information.

The Merger Agreement contains a non-solicitation or “no shop” provision restricting us from soliciting alternative acquisition proposals from third parties and from furnishing non-public information to and engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop provision is subject to a customary “fiduciary-out” provision, which allows us under certain circumstances to furnish non-public information to and participate in discussions with third parties with respect to a bona fide unsolicited written alternative acquisition proposal that our Board of Directors determines in good faith constitutes or is reasonably likely to lead to a superior offer and, under certain circumstances, to terminate the Merger Agreement. The Merger Agreement contains certain termination rights for both Microtune and Zoran and further provides that, upon termination of the Merger Agreement under certain circumstances, including a termination in connection with a superior offer, Microtune may be obligated to pay Zoran a termination fee of $5 million. Stockholders are encouraged to review the sections “The Merger Agreement—Termination of the Merger Agreement” and “The Merger Agreement—Termination Fee and Expenses” in the definitive proxy statement filed on October 19, 2010 for more information.

Microtune will hold a special meeting of its stockholders on November 19, 2010 to vote on the proposal to adopt the Merger Agreement. Stockholders of record as of the close of business on Friday, October 18, 2010 are entitled to receive notice of and to vote at the special meeting. The adoption of the Merger Agreement requires the affirmative vote of the holders of a majority of all the outstanding shares of our common stock entitled to vote at the special meeting. In addition, the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), as well as other customary closing conditions. Microtune and Zoran filed their respective notification and report forms under the HSR Act on September 28, 2010. If all closing conditions are met, the Merger is expected to close as soon as practicable after the special meeting of stockholders, however the exact timing cannot be predicted.

Immediately prior to the execution of the Merger Agreement, on September 7, 2010, Microtune entered into a First Amendment (the Amendment) to its Rights Agreement, dated as of March 4, 2002, with Computershare Investor Services, LLC (the Rights Agreement). The Amendment provides that the execution of the Merger Agreement and the consummation of the transactions contemplated thereby shall not cause (i) the rights to purchase one-thousandth of a share of our Series A Preferred Stock to become exercisable under the Rights Agreement, (ii) Zoran to be deemed an “Acquiring Person”, or (iii) the “Distribution Date”, the “Share Acquisition Date” or a “Triggering Event” (as each is defined in the Rights Agreement) to occur. The Amendment also provides that the Rights Agreement shall terminate immediately prior to the consummation of the Merger.

On September 7, 2010, in connection with the execution of the Merger Agreement, Microtune entered into transition services and severance agreements with each of James A. Fontaine, Chief Executive Officer and President, Justin M. Chapman, Chief Financial Officer, and Phillip D. Peterson, General Counsel, and entered into severance agreements with each of Barry F. Koch, Executive Vice President and Robert S. Kirk, Vice President of Worldwide Sales (the Severance Agreements). The Severance Agreements replace the existing Amended and Restated Severance and Change of Control Agreements that were in place with each of the executives listed above, effective as of, and contingent upon, the closing of the Merger. Also on September 7, 2010, Microtune GmbH & Co. KG entered into an agreement amending the Managing Director Contract dated October 29, 2007, with Mr. Koch. Stockholders are also encouraged to review the section “The Merger—Interests of Microtune’s Directors and Executive Officers in the Merger” in the definitive proxy statement filed with the SEC on October 19, 2010 for more information.

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

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•

Net Revenue: Our net revenue is generated principally by sales of our ICs and subsystem module products directly to OEMs and ODMs who sell devices or applications to consumers or service providers within the cable, automotive entertainment electronics and DTV markets. The devices or applications that our customers produce include cable television STBs; DOCSIS®-based, high-speed voice and data cable modems; car audio, television and antenna amplifier systems; iDTVs, including HDTVs; digital-to-analog converter boxes; and PC/TV multimedia products. We also market and sell to third-party manufacturers and to distributors who sell directly to the OEMs and ODMs. The majority of our net revenue is generated through the efforts of our sales organization. However, we generated approximately 12% and 14% of our net revenue from sales made to distributors in the third quarter of 2010 and 2009, respectively. We generated approximately 12% and 10% of our net revenue from sales made to distributors in the first three quarters of 2010 and 2009, respectively. Our net revenue varies based upon economic and market conditions in the semiconductor industry and our target markets; the timing, rescheduling or cancellation of customer orders; our ability, as well as the ability of our customers, to manage inventory; seasonality in the demand for consumer products into which our products are incorporated; and large orders placed by our key customers. These factors may cause our quarterly and yearly net revenue to fluctuate significantly, which makes it difficult for us to discuss revenue trends or to predict future results. We expect these fluctuations will continue in the future. We analyze trends in total net revenue and we attempt to analyze total net revenue trends by market, which is limited due to our lack of visibility into customers and/or applications, as described above. We also analyze revenue from key customers, focusing on our ten-percent customers, and aggregate net revenue from our top ten customers.

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

RESULTS OF OPERATIONS

The following table shows certain data from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	50	47	49	51

Gross margin	50	53	51	49
Operating expenses:
Research and development	27	41	30	39
Selling, general and administrative	25	37	22	34

Total operating expenses	52	78	52	73

Loss from operations	(2)	(25)	(1)	(24)
Other income (expense)	2	2	1	2

Loss before income taxes	0	(23)	0	(22)
Income tax expense (benefit)	0	1	0	1

Net loss	0%	(24)%	0%	(23)%

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Revenue

The following table presents net revenue from each of our product types for the third quarter and first three quarters of 2010 as compared to the third quarter and first three quarters of 2009 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Silicon	$20,377	$14,681	$5,696	39%	$59,178	$43,447	$15,731	36%
Modules	4,314	3,197	1,117	35	12,059	9,905	2,154	22
Other	29	119	(90)	(76)	197	112	85	76

Total net revenue	$24,720	$17,997	$6,723	37%	$71,434	$53,464	$17,970	34%

The increase in net revenue in the third quarter of 2010 as compared to the third quarter of 2009 was primarily the result of increased shipments of silicon tuner products for the cable market, primarily relating to cable modem applications, and module products for the automotive entertainment electronics market, partially offset by lower average selling prices of silicon tuner products for the cable market. Silicon tuner unit shipments increased 46% in the third quarter of 2010 as compared to the third quarter of 2009, primarily relating to the cable market. Module unit shipments for the automotive entertainment electronics market increased 16% in the third quarter of 2010 as compared to the third quarter of 2009, primarily relating to car radio and car television applications.

The increase in net revenue in the first three quarters of 2010 as compared to the first three quarters of 2009 was primarily the result of increased shipments of silicon tuner products for the cable market, module products for the automotive entertainment electronics market, primarily relating to car radio applications, and silicon tuner and demodulator products for the DTV market, partially offset by lower average selling prices of silicon tuner products for the cable market. Silicon tuner unit shipments increased 40% in the first three quarters of 2010 as compared to the first three quarters of 2009, primarily relating to the cable market. Module unit shipments for the automotive entertainment electronics market increased 14% in the first three quarters of 2010 as compared to the first three quarters of 2009, primarily relating to car radio applications.

Net revenue from customers, including their respective manufacturing subcontractors, exceeding 10% of total net revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cisco	21%	18%	25%	28%
Unihan (1)(2)	21%	18%	14%	16%
Panasonic	10%	16%	11%	13%
Samsung	*	12%	*	*

Ten largest customers	85%	86%	84%	86%

(1)	Primarily for the benefit of ARRIS Group, Inc.
(2)	A wholly-owned subsidiary of Asustek Computer Inc.
*	Less than 10% of total net revenue

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the third quarter and first three quarters of 2010 as compared to the third quarter and first three quarters of 2009 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010	2009	Change		% Change	2010	2009	Change		% Change
Cost of revenue	$12,257	$8,466	$3,791		45%	$34,761	$27,038	$7,723		29%
Gross margin	12,463	9,531	2,932		31	36,673	26,426	10,247		39
Gross margin %	50.4%	53.0%	(2.6	)pts.		51.3%	49.4%	1.9	pts.

Gross margin increased in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to an approximate $6.7 million increase in net revenue, partially offset by a 2.6 point decrease in gross margin percentage. Gross margin percentage in the third quarter of 2010 as compared to the third quarter of 2009 was negatively impacted by lower average selling prices of silicon tuner products for the cable market and module products for the automotive entertainment electronics market and the mix of products sold for the cable market, partially offset by lower costs of our products.

Gross margin increased in the first three quarters of 2010 as compared to the first three quarters of 2009 primarily due to an approximate $18.0 million increase in net revenue and a 1.9 point increase in gross margin percentage. Gross margin percentage in the first three quarters of 2010 as compared to the first three quarters of 2009 was positively impacted by the mix of products sold for the cable market, an increase in shipments of silicon tuner products for the DTV market, which have a higher gross margin percentage as compared to other markets, and lower costs of our products, partially offset by lower average selling prices of silicon tuner products for the cable market.

Our cost of revenue for the third quarter and first three quarters of 2010 and 2009 benefited from the sale of inventory which had previously been identified as excess to expected demand and expensed in prior periods. The total value of these inventories was $0.3 million and $0.5 million for the third quarter of 2010 and 2009, respectively. The total value of these inventories was $0.7 million and $1.1 million for the first three quarters of 2010 and 2009, respectively. The net impact of changes in the inventory valuation and accrued noncancelable inventory purchase obligations for the third quarter of 2010 was insignificant and for the third quarter of 2009 was a benefit of $0.1 million. The net impact of changes in the inventory valuation and accrued noncancelable inventory purchase obligations for the first three quarters of 2010 and 2009 was a charge (benefit) of $(0.1) million and $1.0 million, respectively.

Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation expense under ASC 718 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$1	$10	$23	$29

Research and development	(40)	557	1,288	1,686
Selling, general and administrative	(178)	657	888	1,995

Total stock-based compensation expense (benefit) included in operating expenses	$(218)	$1,214	$2,176	$3,681

Total stock-based compensation expense (benefit)	$(217)	$1,224	$2,199	$3,710

The decrease in stock-based compensation expense in the third quarter and first three quarters of 2010 as compared to the third quarter and first three quarters of 2009 was primarily the result of the cancelation of unvested share-based awards due to the reduction in force implemented during the fourth quarter of 2009 and a benefit recorded in the third quarter of 2010 to adjust stock-based compensation expense related to the annual incentive compensation program for fiscal year 2010. See Note 10, “Stockholder’s Equity” to Notes to Unaudited Consolidated Financial Statements.

Operating Expenses

The following table presents operating expenses for the third quarter and first three quarters of 2010 as compared to third quarter and first three quarters of 2009 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Research and development	$6,767	$7,430	$(663)	(9)%	$21,413	$21,143	$270	1%
Selling, general and administrative	6,308	6,658	(350)	(5)	16,169	18,094	(1,925)	(11)
Restructuring cost	—	—	—	—	4	—	4	100

Total operating expenses	$13,075	$14,088	$(1,013)	(7)%	$37,586	$39,237	$(1,651)	(4)%

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses, engineering software, prototype materials, lab supplies, training and the amortization of purchased intellectual property. We have expensed all of our research and development costs in the period incurred, except for intellectual property purchased for certain research and development projects with alternative future uses which is amortized on a straight-line basis over its estimated development period. Research and development efforts currently are focused primarily on the development of our next generation of products and designing more highly-integrated products that leverage next-generation technology.

The decrease in research and development expenses in the third quarter of 2010 as compared to the third quarter of 2009 was primarily the result of a decrease in personnel-related expenses due to the reduction in force implemented during the fourth quarter of 2009, a decrease in prototyping expenses for new silicon projects and the timing of these expenditures, partially offset by an increase in expenses from the purchase and amortization of intellectual property and an increase in personnel expenses resulting from the addition of employees due to the acquisition of Auvitek International Ltd. (Auvitek).

The increase in research and development expenses in the first three quarters of 2010 as compared to the first three quarters of 2009 was primarily the result of an increase in prototyping expenses for new silicon projects and the timing of these expenditures, an increase in expenses from the purchase and amortization of intellectual property and an increase in other expenditures resulting from the acquisition of Auvitek, partially offset by a decrease in personnel-related expenses due to the reduction in force implemented during the fourth quarter of 2009.

We remain committed to significant research and development efforts to support our technology leadership in the markets in which we operate. Currently, we hold over 95 issued United States utility patents and have 30 additional United States patent applications pending. Our issued United States patents begin to expire in 2015. Our patents generally cover various aspects of our RF and analog technologies at the broad architectural, circuit and building-block levels.

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

The decrease in selling, general and administrative expenses in the third quarter of 2010 as compared to the third quarter of 2009 was due to a decrease in personnel-related expenses due to the reduction in force implemented during the fourth quarter of 2009 and a decrease in professional fees expensed in connection with the SEC litigation against two of our former officers, partially offset by an increase in professional fees expensed in connection with the proposed acquisition of Microtune by Zoran. Professional fees expensed in the third quarter of 2010 in connection with the SEC litigation against two of our former officers were insignificant. The results in the third quarter of 2010 excluded $1.0 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts expected to be reimbursed by our directors’ and officers’ liability insurance carriers related to this matter. See Note 9, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements. Professional fees incurred in the third quarter of 2010 relating to the proposed acquisition of Microtune by Zoran were $1.9 million. Professional fees incurred in the third quarter of 2009 associated with acquisition activities were $0.6 million.

The decrease in selling, general and administrative expenses in the first three quarters of 2010 as compared to the first three quarters of 2009 was due to a decrease in professional fees expensed in connection with the SEC litigation against two of our former officers, a decrease in personnel-related expenses due to the reduction in force implemented during the fourth quarter of 2009 and a decrease in depreciation expense due to our enterprise resource planning software becoming fully depreciated in the third quarter of 2009, partially offset by an increase in professional fees expensed in connection with the proposed acquisition of Microtune by Zoran. Professional fees expensed in the first three quarters of 2010 in connection with the SEC litigation against two of our former officers were insignificant. The results in the first three quarters of 2010 excluded $8.3 million of professional fees of our former officers’ legal firms recorded as a receivable for amounts reimbursed and expected to be reimbursed by our directors’ and officers’ liability insurance carriers related to this matter. See Note 9, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements. Professional fees incurred in the first three quarters of 2010 associated with acquisition activities and the proposed acquisition of Microtune by Zoran were $2.0 million. Professional fees incurred in the first three quarters of 2009 associated with acquisition activities were $1.2 million.

Restructuring Costs

In October 2009, we finalized a restructuring plan that included a reduction in force that resulted in the termination or attrition of approximately 10% of our workforce. The reduction in force was substantially completed during the fourth quarter of 2009. These actions were taken as part of a larger cost reduction effort in order to streamline operations and more closely align costs with revenue in an effort to achieve profitability as quickly as possible in the current challenging economic environment. The cash severance payments were made during the fourth quarter of 2009 and the first half of 2010. See Note 11, “Restructuring Cost” to Notes to Unaudited Consolidated Financial Statements.

Other Income and Expense

Other income (expense) consists primarily of interest income from our cash balances, net foreign currency gains (losses) and other non-operating income (expenses).

The following table presents a comparison of other income for the third quarter and first three quarters of 2010 and 2009 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Interest income	$244	$283	$(39)	(14)%	$709	$1,062	$(353)	(33)%
Foreign currency gains (losses), net	258	37	221	597	(84)	(101)	17	17
Other, net	31	(14)	45	321	32	33	(1)	(3)

Total other income	$533	$306	$227	74%	$657	$994	$(337)	(34)%

The decrease in interest income in the third quarter and first three quarters of 2010 as compared to the third quarter and first three quarters of 2009 was primarily the result of significantly lower average rates of return on our cash and investment balances.

Our functional currency is the United States Dollar. The impact from the remeasurement of accounts not denominated in United States Dollars is recognized currently in our results of operations as a component of net foreign currency gains (losses). Foreign currency gains (losses), net, were primarily a result of exchange rate fluctuations between the United States Dollar and the Euro.

Income Taxes

The following table presents a comparison of our income tax expense (benefit) for the third quarter and first three quarters of 2010 and 2009 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010	2009	Change		% Change	2010	2009	Change		% Change
Income tax expense (benefit)	$(63)	$127	$(190)		(150)%	$51	$258	$(207)		(80)%
Effective tax rate	79.7%	3.0%	76.7	pts.		19.9%	2.2%	17.7	pts.

In the third quarter and first three quarters of 2010, our effective tax rate differed from the 34% statutory corporate tax rate primarily due to permanent differences and lower foreign tax rates. Income tax benefit for the third quarter of 2010 consisted of a refund for United States federal income taxes and certain foreign income taxes, partially offset by foreign income taxes and United States state income taxes. Income tax expense for the first three quarters of 2010 consisted of foreign income taxes and United States state income taxes.

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

Net Income (Loss)

The following table presents a comparison of our net loss for the third quarter and first three quarters of 2010 and 2009 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010	2009	Change		% Change	2010	2009	Change		% Change
Net loss	$(16)	$(4,378)	$4,362		100%	$(307)	$(12,075)	$11,768		97%
Percent of net revenue	(0.1)%	(24.3)%	24.2	pts.		(0.4)%	(22.6)%	22.2	pts.

The decrease in net loss in the third quarter of 2010 as compared to the third quarter of 2009 was primarily the result of an increase in net revenue, which resulted in an increase of $2.9 million in gross margin, a decrease in research and development expense, a decrease in selling, general and administrative expense and an increase in foreign currency gains, partially offset by a decrease in gross margin percentage and a decrease in interest income, as described above.

The decrease in net loss in the first three quarters of 2010 as compared to the first three quarters of 2009 was primarily the result of an increase in net revenue, which resulted in an increase of $10.2 million in gross margin, an increase in gross margin percentage, a decrease in selling, general and administrative expense and a decrease in income taxes, partially offset by a decrease in interest income, as described above.

Since inception we have incurred significant losses resulting in an accumulated deficit of $363.1 million at September 30, 2010. Our operating history and our business risks, including those risks set forth under the caption “Risk Factors” in Part II, Item 1A. and “Quantitative and Qualitative Disclosures About Market Risk,” in Part I, Item 3. make the prediction of future results of operations difficult. As a result, we cannot assure you that we will sustain revenue growth or achieve and sustain profitability.

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

Liquidity and Capital Resources

The following table presents key components of our liquidity and capital resources for the first three quarters of 2010 and 2009 and at September 30, 2010 and December 31, 2009, respectively (in thousands, except days sales outstanding in accounts receivable and inventory turns):

	Nine Months Ended September 30,
	2010	2009	Change	% Change
Operating cash flows	$311	$1,456	$(1,145)	(79)%
Investing cash flows	(1,146)	(17,333)	16,187	93
Financing cash flows	170	508	(338)	(67)

Capital expenditures	857	479	378	79

Days sales outstanding in accounts receivable	42	42	—	—
Inventory turns (annualized)	5.4	6.5	(1.1)	(17)

	September 30, 2010	December 31, 2009	Change	% Change
Cash and cash equivalents	$31,555	$32,291	$(736)	(2)%
Short-term investments	49,758	50,000	(242)	0
Long-term investments	242	—	242	100

Total	$81,555	$82,291	$(736)	(1)%

Accounts receivable, net	$11,172	$7,830	$3,342	43%
Inventories	8,583	7,387	1,196	16
Working capital	92,911	90,041	2,870	3

The decrease in cash provided by operating activities in the first three quarters of 2010 as compared to the first three quarters of 2009 resulted primarily from working capital changes in inventory due to an increase in net revenue and higher inventory balances, working capital changes in accounts receivable due to an increase in net revenue and working capital changes in accounts payable due to timing of payments made to vendors, partially offset by an increase in cash operating results and working capital changes in our receivable from our directors’ and officers’ liability insurance carriers due to the timing of reimbursements. See Note 9, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements. Cash operating results increased in the first three quarters of 2010 as compared to the first three quarters of 2009 due to an increase in net revenue, an increase in gross margin percentage and a decrease in operating expenses, partially offset by a decrease in interest income, as described above.

In the first three quarters of 2010, our primary use of cash from investing activities was the purchase of property and equipment and intangible assets. In the first three quarters of 2009, our primary use of cash from investing activities was the purchase of certificates of deposit and the acquisition of Auvitek.

In the first three quarters of 2010 and 2009, our primary source of cash for financing activities was the exercise of employee stock options and shares purchased under our employee stock purchase program.

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

See Note 9, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 10-K) filed with the SEC on February 16, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. We have evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Microtune in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information set forth under the heading Legal Proceedings in Note 9, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1. of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in our 2009 10-K, except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and therefore should be read in conjunction with the risk factors and other information discussed in Part I, Item 1A. “Risk Factors” in the 2009 10-K.

The proposed acquisition of Microtune by Zoran pursuant to the Merger Agreement is subject to a number of conditions that must be satisfied prior to the closing of the Merger. If we are unable to satisfy these conditions, the Merger may not occur. Should the Merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially adversely affected.

The Merger Agreement contains a number of conditions that must be satisfied before the closing of the Merger can occur, including, without limitation:

•	the Merger will have been adopted by an affirmative majority vote of our outstanding shares;

•

no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree or other legal or regulatory restraint or prohibition will be in effect preventing the consummation of the Merger and there will not have been any action taken by any U.S. governmental authority, and no statute, rule, regulation or order will have been enacted, entered or enforced, which prohibits, makes illegal, or enjoins the closing of the Merger;

•

the accuracy of the representations and warranties made by Zoran and Microtune, respectively, on and as of September 7, 2010 and the closing date, subject in many cases to material adverse effect qualifications in the case of the representations and warranties made by Microtune and, in the case of the representations and warranties made by Zoran, except where the circumstances causing the failure of such representations and warranties to be true and correct do not prohibit Zoran from consummating the Merger;

•

the compliance in all material respects with all covenants and obligations required to be performed and complied with by Zoran or Microtune under the Merger Agreement at or before the closing of the Merger;

•

no claim, suit, action or proceeding brought by a U.S. federal governmental entity will be pending before any court or quasi-judicial or administrative agency of competent jurisdiction in the United States which seeks to (a) prohibit the consummation of the Merger, or (b) prohibit, limit or place any conditions or restrictions on the ownership, control or operation by Zoran, Microtune, or any of their respective affiliates of the business or assets of Microtune and its subsidiaries, or Zoran and its subsidiaries, or require any such person to effect a divestiture in connection with the Merger, and no U.S. governmental entity will have threatened to bring any claim, suit, action or proceeding which would have any of the effects specified in clauses (a) or (b) which threat has not been withdrawn;

•	the applicable waiting period under the HSR Act will have expired or early termination of such waiting period will have been granted; and

•	since September 7, 2010 there will not have occurred and be continuing any material adverse effect on Microtune.

If we are unable to satisfy one or more of these conditions, and as a result, not complete the Merger, or in the event the proposed Merger is not completed or delayed

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed Merger may require substantial commitments of their time and resources;

•	we may lose key employees;

•	our relationships with customers, partners and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	certain costs related to the proposed Merger, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed acquisition is completed;

•	under certain circumstances, if the proposed Merger is not completed we may be required to pay a termination (break-up) fee of up to $5 million; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed acquisition will be completed.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger, and it restricts us, without Zoran’s prior written consent, from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger with Zoran that could be favorable to us and our stockholders. Further, we risk losing key employees due to the uncertainty posed by the proposed Merger. Efforts are needed by our employees to ensure that during the pendency of the proposed Merger we continue to execute on our business plan and strategy, including research and development work on new products; sales and marketing efforts relating to current marketed products, as well as the launch of new products; and management of relationships with important stakeholders to avoid disruption with those companies and persons, including our customers, partners and vendors.

Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock. Stockholders are encouraged to review the sections “The Merger Agreement—Covenants Regarding Conduct of Business by Microtune Pending the Merger” and “The Merger Agreement—Conditions to the Merger” in the definitive proxy statement filed on October 19, 2010 for more information.

Our officers and directors have certain interests in the Merger that are different from, or in addition to, interests of our stockholders.

Our officers and directors have certain interests in the Merger that are different from, or in addition to, interests of our stockholders. These interests include:

•

some of our executive officers will be entitled to receive severance benefits after the Merger and some of our executive officers may become entitled to receive severance benefits after the Merger in the event of a qualifying termination of employment;

•

for a period of six years after the effective time of the Merger, our executive officers and directors will benefit from the indemnification and insurance provisions contained in the Merger Agreement with respect to their acts or omissions as executive officers and directors prior to the effective time;

•	certain of our executive officers may remain employed by the surviving corporation or be employed by Zoran following the Merger; and

•

Drew Peck, one of our directors, is affiliated with Steel Horse Advisors, a strategic advisory and consulting firm which we engaged as a financial co-advisor in connection with our review of strategic alternatives which led to the proposed Merger with Zoran. Pursuant to the terms of this engagement, Microtune has agreed to pay Steel Horse a fee of approximately $950,000, contingent upon consummation of the Merger.

Our stockholders should be aware of these interests when considering our Board of Directors’ recommendation to adopt the Merger Agreement. Stockholders are encouraged to review the section “The Merger—Interests of Microtune’s Directors and Executive Officers in the Merger” in the definitive proxy statement filed with the SEC on October 19, 2010 for more information.

In certain instances, the Merger Agreement requires us to pay a termination fee of $5 million to Zoran. This payment could affect the decisions of a third party considering making an alternative acquisition proposal to the Merger.

Under the terms of the Merger Agreement, we will be required to pay to Zoran a termination fee of $5 million if the Merger Agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal. In addition, if we are required to pay Zoran a termination fee, our business, financial condition, results of operations and cash flows would be materially adversely affected. Stockholders are encouraged to review the sections “The Merger Agreement—Termination of the Merger Agreement” and “The Merger Agreement—Termination Fee and Expenses” in the definitive proxy statement filed with the SEC on October 19, 2010 for more information.

Purported stockholder class action lawsuits have been filed against us and members of our Board of Directors challenging the Merger and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the Merger, result in substantive costs, or both.

We are actively defending against several lawsuits filed in Delaware and Texas related to the Merger Agreement with Zoran, all of which may require Microtune to incur substantial legal fees and expenses. See Item 1, Note 9, “Commitments and Contingencies,” to Notes to Unaudited Consolidated Financial Statements for more information. As these actions are in their preliminary stages, it is impossible to predict their outcomes. We also could be subject to additional litigation related to the proposed Merger whether or not it is consummated. While we currently believe all such litigation is without merit and will not succeed, these matters create additional uncertainty relating to the proposed Merger and defending the matters is costly and distracting to management.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to our purchases of our common stock during the third quarter of 2010:

2010 Calendar Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31	—		—	N/A
August 1—August 31 Employee transactions (1)	6,907	$2.14	—	N/A
September 1—September 30	—		—	—

Total	6,907	$2.14	—	N/A

(1)	All shares were withheld for the payment of withholding taxes upon vesting of restricted stock units.

ITEM 6.	EXHIBITS.

Exhibit Number

2.1 (1)	Agreement and Plan of Merger, by and between Microtune, Inc., Zoran Corporation, and Maple Acquisition Corp., dated as of September 7, 2010.

3.1 (2)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 25, 2005.

3.2 (3)	Amended and Restated Bylaws, as amended July 23, 2008.

4.1 (1)	Amendment No. 1 dated as of September 7, 2010 to the Rights Agreement dated as March 4, 2002, between Microtune, Inc. and Mellon Investor Services LLC.

10.1 (1)	Transition Services and Severance Agreement, dated as of September 7, 2010, by and between Microtune, Inc. and James A. Fontaine (including as Exhibit A, Non-Competition, Non-Solicitation, and Non-Disclosure Agreement, dated as of September 7, 2010, by and between Microtune, Inc. and James A. Fontaine).

10.2 (1)	Transition Services and Severance Agreement, dated as of September 7, 2010, by and between Microtune, Inc. and Justin M. Chapman (including as Exhibit A, Non-Competition, Non-Solicitation, and Non-Disclosure Agreement, dated as of September 7, 2010, by and between Microtune, Inc. and Justin M. Chapman).

10.3 (1)	Transition Services and Severance Agreement, dated as of September 7, 2010, by and between Microtune, Inc. and Phillip D. Peterson.

10.4 (1)	Severance Agreement, dated as of September 7, 2010, by and between Microtune, Inc. and Robert S. Kirk.

10.5 (1)	Severance Agreement, dated as of September 7, 2010, by and between Microtune, Inc. and Barry F. Koch.

10.6 (1)	Amendment Agreement, dated as of September 7, 2010, to the Managing Director Contract dated October 29, 2007, between Microtune GmbH & Co. KG and Barry F. Koch (including as Exhibit 1, Assignment Condition Agreement, dated as of September 7, 2010, between Microtune GmbH & Co. KG and Barry F. Koch).

Exhibit Number

31.1	Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 8, 2010.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 31, 2005.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 28, 2008.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROTUNE, INC.

By:	/s/ JUSTIN M. CHAPMAN
Justin M. Chapman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: October 28, 2010